Form 10-Q
period 2020-03-31
CERUS CORP
filed 2020-05-05
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 21, 2020, there were 163,987,805 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,679	$34,986
Short-term investments	99,426	50,732
Accounts receivable	18,165	16,882
Inventories	21,684	19,490
Prepaid and other current assets	5,365	6,018
Total current assets	178,319	128,108
Non-current assets:
Property and equipment, net	14,654	14,898
Goodwill	1,316	1,316
Operating lease right-of-use assets	14,080	14,122
Intangible assets, net	82	132
Restricted cash	2,439	2,435
Other assets	4,473	4,524
Total assets	$215,363	$165,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,185	$22,185
Accrued liabilities	17,198	20,951
Debt – current	4,813	5,017
Operating lease liabilities – current	1,751	1,613
Deferred product revenue – current	1,142	570
Total current liabilities	45,089	50,336
Non-current liabilities:
Debt – non-current	39,458	39,414
Operating lease liabilities – non-current	18,005	18,406
Other non-current liabilities	403	327
Total liabilities	102,955	108,483
Commitments and contingencies
Stockholders' equity:
Common stock	164	144
Additional paid-in capital	978,944	906,905
Accumulated other comprehensive (loss) income	(123)	114
Accumulated deficit	(866,577)	(850,111)
Total stockholders' equity	112,408	57,052
Total liabilities and stockholders' equity	$215,363	$165,535

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Product revenue	$18,611	$17,504
Cost of product revenue	8,320	8,432
Gross profit on product revenue	10,291	9,072
Government contract revenue	6,030	4,461
Operating expenses:
Research and development	15,810	13,440
Selling, general and administrative	15,913	16,161
Total operating expenses	31,723	29,601
Loss from operations	(15,402)	(16,068)
Non-operating expense, net:
Foreign exchange loss	(223)	(162)
Interest expense	(935)	(2,924)
Other income, net	151	422
Total non-operating expense, net	(1,007)	(2,664)
Loss before income taxes	(16,409)	(18,732)
Provision for income taxes	57	60
Net loss	$(16,466)	$(18,792)

Net loss per share:
Basic and diluted	$(0.10)	$(0.14)
Weighted average shares used for calculating net loss per share:
Basic and diluted	157,405	137,108

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(16,466)	$(18,792)
Other comprehensive (loss) income
Unrealized (losses) gains on available-for-sale investments, net of taxes	(237)	211
Comprehensive loss	$(16,703)	$(18,581)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	144,291	$144	$906,905	$114	$(850,111)	$57,052
Issuance of common stock from public offerings, net of offering costs	17,867	18	67,094			67,112
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	1,803	2	1,191	—	—	1,193
Stock-based compensation	—	—	3,754	—	—	3,754
Other comprehensive loss	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	(16,466)	(16,466)
Balances as of March 31, 2020	163,961	$164	$978,944	$(123)	$(866,577)	$112,408

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	136,853	$136	$863,531	$(281)	$(778,867)	$84,519
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	965	2	682	—	—	684
Stock-based compensation	—	—	2,878	—	—	2,878
Other comprehensive income	—	—	—	211	—	211
Net loss	—	—	—	—	(18,792)	(18,792)
Balances as of March 31, 2019	137,818	$138	$867,091	$(70)	$(797,659)	$69,500

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Month Ended
	March 31,
	2020	2019
Operating activities
Net loss	$(16,466)	$(18,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	706	376
Stock-based compensation	3,754	2,878
Non-cash operating lease cost	300	353
Loss on sale of available-for-sale securities	267	—
Non-cash interest expense	119	197
Changes in operating assets and liabilities:
Accounts receivable	(1,283)	(5,004)
Inventories	(2,226)	(2,286)
Other assets	1,119	2,165
Accounts payable	(2,308)	2,597
Accrued liabilities and other non-current liabilities	(4,356)	(4,809)
Manufacturing and development obligations	—	(118)
Deferred product revenue	572	265
Net cash used in operating activities	(19,802)	(22,178)
Investing activities
Capital expenditures	(452)	(3,315)
Purchases of investments	(68,520)	(1,000)
Proceeds from maturities and sale of investments	18,787	17,500
Net cash (used in) provided by investing activities	(50,185)	13,185
Financing activities
Net proceeds from equity incentives	1,193	710
Net proceeds from public offerings	67,695	—
Net payment on revolving line of credit	(204)	—
Proceeds from loans	—	39,433
Repayment of debt	—	(31,010)
Net cash provided by financing activities	68,684	9,133
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,303)	140
Cash, cash equivalents and restricted cash, beginning of period	37,421	31,587
Cash, cash equivalents and restricted cash, end of period	$36,118	$31,727

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any future periods.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019, which were included in the Company’s 2019 Annual Report on Form 10-K, filed with the SEC on February 21, 2020. The accompanying condensed consolidated balance sheet as of December 31, 2019, has been derived from the Company’s audited consolidated financial statements as of that date.

Use of Estimates

The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the nature and timing of satisfaction of performance obligations, the timing when the customer obtains control of products or services, the standalone selling price (“SSP”) of performance obligations, variable consideration, accounts receivable, inventory reserves, fair values of investments, the allowance for credit losses, stock-based compensation, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, accrued liabilities, and incremental borrowing rate, among others. The Company bases its estimates on historical experience, future projections, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

Revenue

Revenue is recognized by applying the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three months ended March 31, 2020 and 2019, were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Product revenue:
Europe, Middle East and Africa	$12,220	$12,653
North America	6,077	4,551
Other	314	300
Total product revenue	$18,611	$17,504

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally requires payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration are estimated to be unconditional. The Company had no contract assets at March 31, 2020 and December 31, 2019.

Contract liabilities mainly consist of deferred product revenue related to maintenance services, unshipped products, and uninstalled illuminators. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the service period. The increase in the deferred product revenue balance for the three months ended March 31, 2020 is primarily driven by performance obligations not satisfied but invoiced as of March 31, 2020, offset by $0.3 million of revenue recognized that were included in the deferred product revenue balance as of December 31, 2019.

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

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities that are designated as available-for-sale and classified as short-term investments. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Unrealized gains (losses) on available-for-sale investments, net of taxes” on the Company’s condensed consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments, if any, were recorded in “Other income, net” on the Company’s condensed consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security in an unrealized loss position has expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Expected credit losses, if any, are recorded in “Other income, net” on the Company’s condensed consolidated statements of operations.

Restricted Cash

As of March 31, 2020, the Company’s “Restricted cash” primarily consisted of a letter of credit relating to the lease of the Company’s office building. As of March 31, 2020 and December 31, 2019, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At March 31, 2020, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

Concentrations of credit risk with respect to trade receivables exist. On a regular basis, including at the time of sale, the Company performs credit evaluations of its significant customers that it expects to sell to on credit terms. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company establishes an allowance for doubtful accounts against the accounts receivable on its condensed consolidated balance sheets and records a charge on its condensed consolidated statements of operations as a component of selling, general and administrative expenses.

The Company had three customers that accounted for more than 10% of the Company’s outstanding trade receivables at March 31, 2020 and December 31, 2019, respectively. These customers cumulatively represented approximately 58% and 56% of the Company’s outstanding trade receivables at March 31, 2020 and December 31, 2019, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2020 and December 31, 2019, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 month shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production within the next twelve month period and evaluates its finished units in order to sell to existing and prospective customers within the next twelve-month period. It is not customary for the Company’s production cycle for inventory to exceed twelve months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At March 31, 2020 and December 31, 2019, the Company classified its work-in-process inventory as a current asset on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent twelve-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At March 31, 2020 and December 31, 2019, the Company had $0.2 million and $0.1 million, respectively, recorded for potential obsolete, expiring or unsalable product.

Property and Equipment, net

Property and equipment is comprised of furniture, equipment, leasehold improvements, construction-in-progress, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. During the three months ended March 31, 2020 and 2019, the Company had non-cash purchases of capital expenditures of $0.2 million and $2.9 million, respectively.

Goodwill and Intangible Assets, net

Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to ratable amortization over the original estimated useful life of ten years. Accumulated amortization of intangible assets as of March 31, 2020 and December 31, 2019, was $1.9 million and $1.9 million, respectively. Goodwill is not amortized, but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative goodwill impairment test. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative impairment test; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The quantitative goodwill impairment test compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill in the Company’s one reporting unit.

The Company performs an impairment test on its intangible assets if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. During the three months ended March 31, 2020 and 2019, there were no impairment charges recognized related to the acquired intangible assets.

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

See Note 8 for further information regarding the Company’s stock-based compensation expenses.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three months ended March 31, 2020 and 2019, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2020 and 2019 (shares in thousands):

	Three Months Ended
	March 31,
	2020	2019
Weighted average number of anti-dilutive potential shares:
Stock options	17,361	17,648
Restricted stock units	4,743	2,247
Employee stock purchase plan rights	41	7
Total	22,145	19,902

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at March 31, 2020 and December 31, 2019.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The standard is effective for annual periods beginning after December 15, 2019, and interim periods thereafter, with early application permitted. The Company adopted the new accounting standard on January 1, 2020, using the modified retrospective transition method. The adoption of this ASU had no material impact on the Company’s condensed consolidated financial statements.

.

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at March 31, 2020 (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$10,733	$—	$—	$—	$10,733
United States government agency securities	22,591	274	—	—	22,865
Corporate debt securities	76,958	90	(487)	—	76,561
Total available-for-sale securities	$110,282	$364	$(487)	$—	$110,159

The following is a summary of available-for-sale securities at December 31, 2019 (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$8,860	$—	$—	$8,860
United States government agency securities	15,545	16	—	15,561
Corporate debt securities	35,073	98	—	35,171
Total available-for-sale securities	$59,478	$114	$—	$59,592

Available-for-sale securities at March 31, 2020 and December 31, 2019, consisted of the following by contractual maturity (in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$54,471	$54,565	$43,822	$43,907
Greater than one year and less than five years	55,811	55,594	15,656	15,685
Total available-for-sale securities	$110,282	$110,159	$59,478	$59,592

The following table shows all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$55,318	$487	$—	$—	$55,318	$487

As of December 31, 2019, the Company did not have any available-for-sale securities in an unrealized net loss position.

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit loss, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three months ended March 31, 2020 and 2019, the Company did not recognize any credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The Company recorded gross realized gains of less than $0.1 million and gross realized losses of $0.3 million during the three months ended March 31, 2020. The Company did not record any gross realized gains or losses from the sale or maturity of available-for-sale investments during the three months ended March 31, 2019.

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

To estimate the fair value of Level 2 debt securities as of March 31, 2020, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at March 31, 2020 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$10,733	$10,733	$—	$—
United States government agency securities	Short-term investments	22,865	—	22,865	—
Corporate debt securities	Short-term investments	76,561	—	76,561	—
Total financial assets		$110,159	$10,733	$99,426	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2019 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$8,860	$8,860	$—	$—
United States government agency securities	Short-term investments	15,561	—	15,561	—
Corporate debt securities	Short-term investments	35,171	—	35,171	—
Total financial assets		$59,592	$8,860	$50,732	$—

The Company did not have any transfers among fair value measurement levels during the three months ended March 31, 2020.

Note 3. Inventories

Inventories at March 31, 2020 and December 31, 2019, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Work-in-process	$5,668	$5,160
Finished goods	16,016	14,330
Total inventories	$21,684	$19,490

Note 4. Accrued Liabilities

Accrued liabilities at March 31, 2020 and December 31, 2019, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued compensation and related costs	$8,660	$12,703
Accrued professional services	4,039	3,489
Accrued development costs	1,369	1,468
Other accrued expenses	3,130	3,291
Total accrued liabilities	$17,198	$20,951

Note 5. Debt

Debt at March 31, 2020, consisted of the following (in thousands):

	March 31, 2020
	Principal	Unamortized Discount	Total
Term Loan Credit Agreement	$40,000	$(542)	$39,458
Less: debt – current	—	—	—
Debt – non-current	$40,000	$(542)	$39,458

Debt at December 31, 2019, consisted of the following (in thousands):

	December 31, 2019
	Principal	Unamortized Discount	Net Carrying Value
Term Loan Agreement	$40,000	$(586)	$39,414
Less: debt – current	—	—	—
Debt – non-current	$40,000	$(586)	$39,414

Principal, interest and fee payments on Term Loan Credit Agreement at March 31, 2020, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2020 (remainder)	$—	$2,291	$2,291
2021	—	3,042	3,042
2022	15,000	2,660	17,660
2023	20,000	1,203	21,203
2024	5,000	1,264	6,264
Total	$40,000	$10,460	$50,460

Loan Agreements

On March 29, 2019 (the “Closing Date”), the Company entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) with MidCap Financial Trust (“MidCap”) to borrow up to $70 million in three tranches (collectively “2019 Term Loan”), with a maturity date of March 1, 2024. The first advance of $40.0 million (“Tranche 1”) was drawn by the Company on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under a prior loan agreement. The Company repaid principal and interest in an aggregate amount equal to approximately $31.2 million and prepayment fees in an aggregate amount equal to approximately $0.6 million, and terminated all obligations under the prior loan agreement. As a result, the Company recorded a loss of $2.1 million on the extinguishment of the prior loan agreement in “Interest expense” on the Company's condensed consolidated statements of operations. The second advance of $15.0 million (“Tranche 2”) will be available to the Company from January 1, 2020 through December 31, 2020, subject to the Company’s satisfaction of certain conditions described in the Term Loan Credit Agreement, and (ii) the third advance of $15.0 million (“Tranche 3”) will be available to the Company starting April 1, 2020, through March 31, 2021, subject to the Company’s satisfaction of certain other conditions described in the Term Loan Credit Agreement. The borrowings under the 2019 Term Loan bears interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one month LIBOR. The effective interest rate on the Term Loan at March 31, 2020, was approximately 7.50%. All three tranches require interest only payments through March 1, 2022, followed by 24 months of payments with interest and equal payment of principal. The interest only payment period can be extended for 12 months upon achievement of a specified trailing twelve month net revenue target. Prepayments of the 2019 Term Loan under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary of the applicable funding date, at which time there is no early termination fee. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company.

The Company also entered into a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) with MidCap on March 29, 2019, to initially borrow up to $5.0 million. The amount borrowed under the Revolving Loan Credit Agreement can be increased, upon request by the Company by up to an additional $15.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Revolving Loan Credit Agreement has a maturity date of March 1, 2024. Amounts drawn under the Revolving Loan Credit Agreement bear interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one month LIBOR. There are also fractional fees based on the amounts either drawn or undrawn. If the Revolving Loan Credit Agreement is terminated before maturity or the funding obligation is permanently reduced, there are termination fees which decline each anniversary until the third anniversary, at which time there is no termination fee. As of March 31, 2020 and December 31, 2019, the Company had borrowed $4.8 million and $5.0 million, respectively, under the Revolving Loan Credit Agreement, which is included in “Debt – current” in the Company’s condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at March 31, 2020. Additionally, both agreements are secured by substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

Three Month Ended
March 31, 2020
Cash payments for operating leases	$964
Right-of-use assets obtained in exchange for operating lease obligations	265

March 31, 2020
Weighted-average remaining lease term	9.0 years
Weighted-average discount rate	8.9%

Future minimum non-cancelable payments under operating leases as of March 31, 2020, were as follows (in thousands):

Operating Leases
2020 (remainder)	$2,443
2021	3,450
2022	2,927
2023	2,788
2024	2,711
Thereafter	16,053
Total future lease payments	30,372
Less imputed interest	10,616
Present value of lease liabilities	$19,756

During the three months ended March 31, 2020 and 2019, the Company recorded operating lease expenses of $0.8 million and $0.5 million, respectively. As of March 31, 2020, the Company had no leases that have not yet commenced.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company.

Note 7. Stockholders’ Equity

Public Offering of Common Stock

In January 2020, the Company issued and sold 16,866,667 shares of common stock, par value $0.001 per share, at $3.75 per share in an underwritten public offering. The total proceeds from this offering were approximately $62.7 million, net of the underwriting discount and other issuance costs.

Sales Agreement

On August 4, 2017, the Company entered into Amendment No. 3 to the Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co. (as amended on August 4, 2017, the “Amended Cantor Agreement”). The Amended Cantor Agreement became effective on January 8, 2018, and provided for the issuance and sale of shares of the Company’s common stock having an aggregate offering price of up to $70.0 million through Cantor Fitzgerald & Co. (“Cantor”), which amount included the $31.4 million of unsold shares of common stock available for sale immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the three months ended March 31, 2020, 1.0 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for net proceeds of $4.4 million. At March 31, 2020, the Company had approximately $9.6 million of common stock available to be sold under the Amended Cantor Agreement.

Note 8. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. At March 31, 2020, the Company had 0.4 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. On June 5, 2019, the Company’s stockholders approved an amendment and restatement of the 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 11,800,000 shares. Option awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. At March 31, 2020, 40,000 performance-based stock awards were outstanding.

At March 31, 2020, the Company had an aggregate of approximately 28.1 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 18.6 million shares and 5.6 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 3.9 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2019	16,830	$4.53
Granted	2,034	5.11
Exercised	(196)	3.74
Forfeited/canceled	(47)	5.51
Balances at March 31, 2020	18,621	4.60

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2019	4,098	$5.24
Granted (1)	3,029	5.09
Vested (1)	(1,514)	5.01
Forfeited (1)	(35)	6.41
Balances at March 31, 2020	5,578	5.21
(1)	Includes shares issuable under performance-based restricted stock unit awards.

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

Note 9. Income Taxes

The Company recorded income tax expense of $0.1 million for both the three months ended March 31, 2020 and 2019, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary.

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

The Supply Agreement also required the Company to make payments to support certain projects Fresenius has and will perform on behalf of the Company related to certain R&D activities and manufacturing efficiency activities for which certain assets have been established in the Company’s condensed consolidated balance sheets. The manufacturing efficiency asset is expensed on a straight-line basis over the life of the Supply Agreement. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The following table summarizes the amounts of prepaid R&D asset and manufacturing efficiency asset at March 31, 2020 and December 31, 2019 (in thousands).

	March 31, 2020	December 31, 2019
Prepaid R&D asset – current (1)	$42	$54
Prepaid R&D asset – non-current (2)	2,105	2,094
Manufacturing efficiency asset (2)	1,288	1,349
(1)	Included in “Prepaid and other current assets” in the Company's condensed consolidated balance sheets.
(2)	Included in “Prepaid and other assets” in the Company's condensed consolidated balance sheets.

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

The Company made payments to Fresenius of $8.1 million and $7.8 million relating to the manufacturing of the Company’s products during the three months ended March 31, 2020 and 2019, respectively. The following table summarizes the amounts of the Company’s payables to and receivables from Fresenius at March 31, 2020 and December 31, 2019 (in thousands).

	March 31, 2020	December 31, 2019
Payables to Fresenius (1)	$8,262	$8,470
Receivables from Fresenius (2)	1,631	1,796
(1)	Included in “Accounts Payable” and “Accrued Liabilities” in the Company's condensed consolidated balance sheets.
(2)	Included in “Other current assets” in the Company's condensed consolidated balance sheets.

Agreement with BARDA

In June 2016, the Company entered into an agreement with BARDA to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and options (each, an “Option Period”). As of March 31, 2020, the agreement included committed funding of up to $103.2 million for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In April 2020, BARDA committed an additional $13.8 million raising the committed funding to up to $116.9 million, and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $213.9 million through December 31, 2021. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company is responsible for co-investment of $5.0 million and would be responsible for an additional $9.6 million, if certain Option Periods are exercised. Through March 31, 2020, the Company has incurred approximately $1.2 million related to the co-investment. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

As of March 31, 2020 and December 31, 2019, $5.0 million and $4.2 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Établissement Français du Sang	25%	29%
American Red Cross	19%	13%

* Represents an amount less than 10% of product revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A, “Risk Factors.” These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements about:

•

the impact of the COVID-19 pandemic on our business and operations as well as the business or operations of our customers, manufacturers, research partners, and other third parties with whom we conduct business;

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We announced the successful completion of our European Phase 3 clinical trial of our red blood cell system for acute anemia patients in January 2015, and in January 2018, we reported that the primary efficacy and safety endpoints were successfully achieved in our European Phase 3 clinical trial for chronic anemia patients. Based on the results of those trials, we filed for CE Mark approval in the European Union in December 2018, though we now know that we will have to transition from the Medical Device Directive, or MDD, to the Medical Device Regulation, or MDR, and do not expect an approval decision until 2022, if ever. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval. In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. In 2017, we initiated a Phase 3 clinical, double-blind study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, un-treated, red blood cells in regions impacted by the Zika virus epidemic. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. Due to the COVID-19 pandemic, many of the hospital sites conducting our RedeS and ReCePI studies have temporarily suspended enrollment to focus on their response to the pandemic. In addition to successfully conducting and completing the RedeS and ReCePI studies, we will need to successfully conduct and complete an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S. before the FDA will consider our red blood cell system for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA, prior to any initiation of a potential additional Phase 3 clinical trial. There can be no assurance that we will be able to successfully complete any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate a potential additional Phase 3 clinical trial. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in a potential additional Phase 3 clinical trial may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. Although we filed for CE Mark under the MDD for the red blood cell system, we understand that we will need to submit additional data from qualified suppliers which we will not have prior to needing to refile under the MDR, and therefore, we do not expect to receive any regulatory approvals of our red blood cell system prior to 2022, if ever. We must demonstrate an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice, manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE Mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including successfully completing the RedeS and ReCePI studies and an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the Biomedical Advanced Research and Development Authority, or BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience an extended delay in enrollment for the RedeS and ReCePI studies because of the COVID-19 pandemic or any other reason, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

In April 2020, we extended our agreement with BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, through December 2021. The agreement provides funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of emerging pathogens. The RedeS and ReCePI and other studies are being funded as part of our agreement with BARDA. Under the contract, BARDA reimburses us for allowable direct contract costs, as such costs are incurred, and for allowable indirect costs. See the discussion under “BARDA” below for more information.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including continuing U.S. commercialization of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

As a result of economic conditions, general global economic uncertainty, political change, and other factors, including uncertainty associated with the COVID-19 pandemic, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. Specifically, the COVID-19 pandemic has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time our existing operations provide sufficient cash flow to conduct these trials.

Although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts continue to be largely focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet and plasma units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant increase in product revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. In addition, to address the entire market in the U.S., we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” The guidance document requires all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than eighteen months from the issuance date. Blood centers may wait until later in the compliance grace period before beginning to take steps to implement INTERCEPT. Should a large number of blood centers wait, we may not have sufficient resources or product available to allow customers to timely and successfully implement INTERCEPT before the end of the compliance grace period. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customer with implementing the INTERCEPT Blood System, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. Also, if the COVID-19 crisis persists, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they may have more familiarity. We also plan to perform in vitro studies and seek a premarket approval, or PMA, supplement to use our plasma system to produce extended-storage cryoprecipitate and possibly other plasma derived biological products. We currently have agreements with certain blood center manufacturing partners and are actively working to identify additional partners to manufacture the extended-storage cryoprecipitate. We are also working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA. Even if we were to receive approval for a PMA supplement for extended storage cryoprecipitate, we may not receive label claims for all indications or for indications with the highest unmet need or market acceptance.

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

Fresenius

Fresenius Kabi AG, or Fresenius, manufactures and supplies the platelet and plasma systems to us under a supply agreement, or the Supply Agreement. Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for our platelet, plasma and red blood cell systems. The Supply Agreement permits us to purchase platelet, plasma and red blood cell systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are initially fixed and decline at specified annual production levels, and are subject to certain adjustments after the initial pricing term. In response to public health directives in France similar to local orders issued in the United States to respond to the COVID-19 pandemic, Fresenius has recently reconfigured production workflow to ensure employee safety and to comply with local requirements for social distancing. For a discussion of the risks presented to our supply chain by the COVID-19 pandemic, see “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

The initial term of the Supply Agreement extends through July 1, 2025, or the Initial Term, and is automatically renewed thereafter for additional two year terms, or Renewal Terms, subject to termination by either party upon (i) two years written notice prior to the expiration of the Initial Term or (ii) one year written notice prior to the expiration of any Renewal Term. Under the Supply Agreement, we have the right, but not the obligation, to purchase certain assets and assume certain liabilities from Fresenius. In the event that Fresenius refuses or is unable to continue operating under the Supply Agreement, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected. Pricing under the agreement is established through 2020 at which time new pricing will need to be agreed upon by both parties or calibrated off of the pre-existing prices using a price index for the remainder of the initial term.

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

See Note 10, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the Supply Agreement with Fresenius.

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

The agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of March 31, 2020, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $103.2 million. In April 2020, BARDA committed an additional $13.8 million raising the committed funding to up to $116.9 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $213.9 million through December 31, 2021. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We are currently responsible for co-investment of approximately $5.0 million, and would be responsible for an additional $9.6 million, if certain additional Option Periods are exercised by BARDA. See Note 10, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with BARDA.

Cantor

See Note 7, Stockholders’ Equity, in Part I of this Quarterly Report on Form 10-Q for further information regarding the sales agreement with Cantor Fitzgerald & Co. for the issuance and sale of our common stock.

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and business around the world. To date, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, which have led to severe disruptions to the global and United States economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. We do not yet know the full extent of potential impacts on our product revenues, business operations, clinical trials, or overall financial projections. The extent and duration of the pandemic is highly uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, which could also impact trends and expectations as described in more detail below.

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Three months ended March 31, 2020 and 2019

Revenue

	Three Months Ended
	March 31,
(in thousands, except percentages)	2020	2019	Change
Product revenue	$18,611	$17,504	$1,107	6%
Government contract revenue	6,030	4,461	1,569	35%
Total revenue	$24,641	$21,965	$2,676	12%

Product revenue increased by $1.1 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to year-over-year sales volume growth in disposable kit sales in the U.S, the majority of which resulted from the increased adoption of the platelet system in the U.S., partially offset by product mix in France and a decrease in disposable kit sales in the Middle East due to the timing of purchases during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

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

We recognized $6.0 million and $4.5 million of revenue from our BARDA agreement during the three months ended March 31, 2020 and 2019, respectively, as a result of the direct and indirect contract costs incurred under the BARDA agreement. We anticipate that reported BARDA revenue may decrease over the next three to nine months as a result of the COVID-19 pandemic. It is impossible to predict the duration of the COVID-19 pandemic but we expect revenue from our BARDA agreement to increase once the crisis is over and as our RedeS and ReCePI studies begin to re-enroll patients and other qualified clinical and development activities potentially increase under exercised Option Periods.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2020	2019	Change
Cost of product revenue	$8,320	$8,432	$(112)	(1%)

Cost of product revenue decreased by $0.1 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease was primarily due to volume tier discounts from a contract manufacturer and the impact of foreign exchange rates, partially offset by the increase of sales.

Our gross margin on product sales was 55% during the three months ended March 31, 2020, compared to 52% during the three months ended March 31, 2019. The increase in gross margin on product sales was primarily due to economies of scale and lower per unit costs driven by increased manufacturing production to meet existing and expected growth in demand. Changes in our gross margin on product sales are affected by various factors, including the volume of product manufactured and the relative per unit pricing in our agreement with Fresenius, exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which products are sold. We may encounter unforeseen manufacturing difficulties, including those related to the COVID-19 pandemic, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

We expect to build inventory levels that will be sufficient to meet forecasted demand. While our suppliers have initiated business continuity plans with minimal disruption to our supply, we cannot be certain that any prolonged, intensified or worsened effect from the COVID-19 pandemic would not impact our supply chain.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2020	2019	Change
Research and development	$15,810	$13,440	$2,370	18%

Research and development expenses increased by $2.4 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to increased costs associated with product enhancements and initiatives for expanded platelet label claims and costs for our red blood cell program, inclusive of activities related to the BARDA agreement.

We expect to incur additional research and development costs associated with planning, enrolling and completing our required post-approval studies for the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., completing activities to support our CE Mark submission for our red blood cell system in Europe, new product development and product enhancements, including potential new label claims, and costs associated with performing the activities under our BARDA agreement. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of global pandemics and natural disasters, including the current COVID-19 pandemic, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2020	2019	Change
Selling, general and administrative	$15,913	$16,161	$(248)	(2%)

Selling, general, and administrative expenses decreased by $0.2 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to lower marketing related expenses as well as travel, both driven partially by the current COVID-19 pandemic.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2020	2019	Change
Foreign exchange (loss) gain	$(223)	$(162)	$(61)	38%
Interest expense	(935)	(2,924)	1,989	(68%)
Other income, net	151	422	(271)	(64%)
Total non-operating expense, net	$(1,007)	$(2,664)	$1,657	(62%)

Foreign Exchange Loss

Foreign exchange loss increased during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to decreased foreign exchange rates for the Euro.

Interest Expense

Interest expense decreased $2.0 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the loss of $2.1 million on the extinguishment of a previous loan and security agreement in the three months ended March 31, 2019.

Other Income, Net

Other income, net decreased $0.3 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the loss from the sale of an investment in marketable securities.

Provision for Income Taxes

For both the three months ended March 31, 2020 and 2019, we recorded tax expense of $0.1 million. The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of March 31, 2020 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2020. As of March 31, 2020, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, cash from product sales and reimbursements under our BARDA agreement.

At March 31, 2020, we had cash, cash equivalents, and restricted cash of $36.1 million, of which $33.7 million was included in cash and cash equivalents, and $2.4 million was included as restricted cash. At December 31, 2019, we had cash, cash equivalents, and restricted cash of $37.4 million, of which $35.0 million was included in cash and cash equivalents, and $2.4 million was included as restricted cash. Our cash equivalents primarily consist of money market instruments, which are classified for accounting purposes as available-for-sale. In addition, we had $99.4 million of short-term investments at March 31, 2020, and $50.7 million at December 31, 2019. We also had total indebtedness of approximately $44.3 million under our Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and our Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, both with MidCap Financial Trust, at March 31, 2020, and $44.4 million at December 31, 2019. Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

Operating Activities

Net cash used in operating activities was $19.8 million during the three months ended March 31, 2020, compared to $22.2 million net cash used during the three months ended March 31, 2019. The decrease in net cash used in operating activities was primarily related to increased product sales and revenue from our BARDA agreement, and the timing of payments and accounts receivable collections during the three months ended March 31, 2020, compared to the same period in 2019.

Investing Activities

Net cash used in investing activities was $50.2 million during the three months ended March 31, 2020, compared to $13.2 million net cash provided by investing activities during the three months ended March 31, 2019. The change period over period was primarily the result of higher purchases of investments during the three months ended March 31, 2020, resulting from the proceeds from our January 2020 public offering of common stock.

Financing Activities

Net cash provided by financing activities was $68.7 million during the three months ended March 31, 2020, compared to $9.1 million net cash provided during the three months ended March 31, 2019. The increase in net cash provided by financing activities was primarily due to the proceeds of approximately $62.7 million, net of the underwriting discounts and other issuance costs, received from our January 2020 public offering of common stock, and proceeds of approximately $4.4 million received from the shares sold under the Amended Cantor Agreement during the three months ended March 31, 2020, as compared to the net principal proceeds of $7.8 million received during the three months ended March 31, 2019, from the Term Loan Credit Agreement described in more detail in Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q.

Working Capital

Working capital increased to $133.2 million at March 31, 2020, from $77.8 million at December 31, 2019, primarily due to the cash received from our January 2020 public offering of common stock.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

While we expect to receive significant funding under our agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under the agreement, including with respect to the conduct of the RedeS and ReCePI studies, enrollment for which has been suspended at many of the hospital sites due to the COVID-19 pandemic. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides and we are able to restart many suspended or delayed activities. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data and/or reach agreement with the FDA on an additional Phase 3 clinical trial for chronic anemia in the U.S. for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

As a result of economic conditions, general global economic uncertainty, political change, global pandemics, natural disasters, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. Specifically, the COVID-19 pandemic has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

Contractual Commitments

The following summarizes our contractual commitments at March 31, 2020 (in thousands):

Contractual Commitments	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Debt	$55,273	$7,854	$25,391	$22,028	$—
Operating leases	30,372	3,442	5,933	5,432	15,565
Minimum purchase requirements	12,914	8,744	1,474	783	1,913
Other commitments	367	357	10	—	—
Total contractual obligations	$98,926	$20,397	$32,808	$28,243	$17,478

Debt

See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

Operating Leases

See Note 6, Commitments and Contingencies, in Part I of this Quarterly Report on Form 10-Q for more information on the operating leases.

Minimum Purchase Requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third-party manufacturers, which are not recorded in our condensed consolidated balance sheets as of March 31, 2020.

Other Commitments

Our other commitments primarily consist of obligations related to business insurance financing and certain other warehousing obligations.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three months ended March 31, 2020, or for the year ended December 31, 2019. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in Part I of this Quarterly Report on Form 10-Q for more information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2020, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effects of the COVID-19 pandemic have materially affected how we, our customers, and our suppliers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

In December 2019, a novel coronavirus disease, or COVID-19, was reported and in January 2020, the World Health Organization, or the WHO, declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. A significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the broader economies, financial markets, our ability to make meaningful progress with many of our development programs and disruption and impact on existing and prospective customers.

Although we are currently deemed to be a critical business by national, state and local governments, out of an abundance of caution for our employees and to minimize the spread of COVID-19, we have put restrictions on employee travel and working from our facilities in the United States and Europe. These restrictions are likely to negatively impact productivity and disrupt at least certain aspects of our business and delay our timelines. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited our ability to support our global and domestic operations, including providing training and technical support, resulting in disruptions in our sales and marketing efforts. In addition, the pandemic has severely restricted the level of economic activity in affected areas and may adversely impact demand for, and sales of, our products. We have deferred certain of our customer events and many planned trade shows have been cancelled and we may further defer or cancel additional customer, employee or industry events, or our participation in such events, in the future. In addition, many new customers and prospective customers have been effected by the COVID-19 pandemic and their ability to implement new technologies, including INTERCEPT, has and may continue to be negatively impacted. Conversely, during this pandemic, certain existing, new and prospective customers have and may continue to ask for increased utilization of our products beyond what was forecast, and we may not be able to timely satisfy this increase in demand. Customers whose operations have been effected may have difficulty paying timely, may ask for price reductions or may delay or cancel public tenders. In addition, while our suppliers have initiated business continuity plans with minimal expected disruption to our supply, we cannot be certain that any prolonged, intensified or worsened effect from the crisis would not impact our supply chain. All of the aforementioned could adversely affect our sales, operating results and overall financial performance.

Our primary manufacturing partner for our disposable kits is located in France where restrictive government and private enterprise measures have been implemented in response to the COVID-19 pandemic. To ensure employee safety and comply with local requirements for social distancing, we understand that Fresenius recently reconfigured production workflow and the facility continues to produce INTERCEPT disposable kits. However, employee absenteeism at the manufacturing site, is a potential risk that could negatively impact production, the magnitude of which depends, in part, on the length and severity of the restrictions and other limitations on their ability to conduct business in the ordinary course.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our operations, employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

In addition, while the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. To the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.

The COVID-19 pandemic has negatively impacted our ability to perform many clinical trials, studies and activities, including those covered by our agreement with BARDA.

Beyond the commercial impact that the COVID-19 pandemic may have on our operations, our clinical and development programs have been adversely effected. Our ongoing clinical trials, the post-approval platelet studies, RedeS and ReCePI, as well as studies to support label expansion for our platelet program in the U.S. have been delayed, as patient enrollment sites have focused on treating COVID-19 patients and have paused participation in our clinical trials and studies. Also, three out of our four U.S blood center partners that produce pathogen-reduced red blood cells for the red blood cell clinical trials have temporarily suspended production because of the need to conserve red blood cells to meet hospital demand during the pandemic. Should the crisis persist, our ability to commence and complete any contemplated studies may also be negatively impacted. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed under our BARDA contract, our cash flows would be negatively impacted and/or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides and we are able to restart many suspended or delayed activities.

In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows.

We depend substantially upon the commercial success of the INTERCEPT Blood System for platelets and plasma in the United States, or U.S., and our inability to successfully commercialize the INTERCEPT Blood System in the U.S. would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets and plasma for the U.S. market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the U.S. in a timely manner. In December 2014, we received U.S. regulatory approval of the INTERCEPT Blood System for platelets and plasma, with certain restrictions regarding usage, and although the INTERCEPT Blood System is now commercially available in the U.S., we have no prior experience commercializing any products in the U.S. and we may be unable to commercialize the INTERCEPT Blood System in the U.S. successfully or in a timely manner, or at all. The broad successful commercial adoption of any product, particularly involving novel technologies, is often dependent upon the seller earning a level of trust from and familiarity with customers, which can take time to develop. In addition, although we received the U.S. Food and Drug Administration, or FDA, approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts in 2020 have been largely focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet and plasma units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” The guidance document requires all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than eighteen months from the issuance date. Although the INTERCEPT Blood System is one of the options available to U.S. blood centers for compliance, we cannot predict when, if ever, U.S. customers will adopt INTERCEPT over other options or at what levels. Significant product revenue from customers in the U.S. may not occur timely, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. Similar to our experience in foreign jurisdictions, some potential customers in the U.S. have chosen to first validate our technology or conduct other pre-adoption activities prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. Further, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. If the COVID-19 crisis persists, customers may not be able to implement new technologies such as INTERCEPT and may instead to utilize other allowable methods that they have more familiarity with. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial product revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

Our ability to successfully commercialize the INTERCEPT Blood System for platelets and plasma in the U.S. will depend on our ability to:

•	adequately respond in the event of increased U.S. customer demand resulting from the issuance of the FDA final guidance document;
•	achieve market acceptance and generate product sales through execution of sales agreements on commercially reasonable terms;
•	enter into and maintain sufficient manufacturing arrangements for the U.S. market with our third-party suppliers;
•	create market demand for the INTERCEPT Blood System through our education, marketing and sales activities;
•	hire, train, deploy, support and maintain a qualified U.S.-based commercial organization and field sales force;
•	expand the labeled indications of use for the INTERCEPT Blood System and/or design, develop, test and obtain regulatory approval for new product configurations;
•	comply with requirements established by the FDA, including post-marketing requirements and label restrictions; and
•	comply with other U.S. healthcare regulatory requirements.

In addition to the other risks described herein, our ability to successfully commercialize the INTERCEPT Blood System for platelets and plasma in the U.S. is subject to a number of risks and uncertainties, including those related to:

•	the COVID-19 pandemic and its effect on customers, hospitals, suppliers and our employees;
•	the highly concentrated U.S. blood collection market that is dominated by a small number of blood collection organizations;
•	availability of donors;
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

In order to increase market adoption of the INTERCEPT Blood System and to increase market demand, we must address issues and concerns from broad constituencies involved in the healthcare system, from blood centers to patients, transfusing physicians, key opinion leaders, hospitals, private and public sector payors, regulatory bodies and public health authorities. We may be unable to demonstrate to these constituencies that the INTERCEPT Blood System is safe, effective and economical or that the benefits of using the INTERCEPT Blood System products justify their cost and outweigh their risks. During the COVID-19 pandemic, we may not be able to generate sufficient interest and mindshare of prospective customers, who may instead be focused on their and their customers’ responses to the pandemic, which would limit our ability to increase market adoption.

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

The INTERCEPT Blood System does not inactivate all known pathogens, and the inability of the INTERCEPT Blood System to inactivate certain pathogens may limit its market adoption. For example, our products have not been demonstrated to be effective in the reduction of certain non-lipid-enveloped viruses, including hepatitis A and E viruses, due to these viruses’ biology. In addition, our products have not demonstrated a high level of reduction for human parvovirus B-19, which is also a non-lipid-enveloped virus. Although we have shown high levels of reduction of a broad spectrum of lipid-enveloped viruses, prospective customers may choose not to adopt our products based on considerations concerning inability to inactivate, or limited reduction, of certain non-lipid-enveloped viruses. Similarly, although our products have been demonstrated to effectively inactivate spore-forming bacteria, our products have not been shown to be effective in reducing bacterial spores once formed. In addition, our products do not inactivate prions since prions do not contain nucleic acid. While transmission of prions has not been a major problem in blood transfusions, and we are not aware of any competing products that inactivate prions, the inability to inactivate prions may limit market adoption of our products. In addition, while we have data supporting INTERCEPT’s ability to inactivate SARS-CoV-1 and MERS, both corona viruses, we do not yet have data supporting INTERCEPT’s efficacy in inactivating the SARS-CoV-2 virus (the virus that causes COVID-19). We recently announced an amended collaboration with BARDA to study INTERCEPT’s pathogen inactivation efficacy against the SARS-CoV-2 virus and have several other studies underway, though we cannot assure you that the results of these studies will be successful. Furthermore, due to limitations of detective tests, we cannot exclude that a sufficient quantity of pathogen or pathogens may still be present in active form, which could present a risk of infection to the transfused patient. Should INTERCEPT-treated components contain detectable levels of pathogens after treatment, the efficacy of INTERCEPT may be called into question, whether or not any remaining pathogens are the result of INTERCEPT’s efficacy or other factors. Such uncertainties may limit the market adoption of our products.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. We cannot guarantee the long-term volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT-treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT-treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” The guidance document requires all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than eighteen months from the issuance date. Blood centers may wait until later in the compliance grace period before beginning to take steps to implement INTERCEPT. Should the American Red Cross or a large number of blood centers wait, we may not have sufficient resources or product available to allow customers to timely and successfully implement INTERCEPT before the end of the compliance grace period. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customer with implementing the INTERCEPT Blood System, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. Also, if the COVID-19 crisis persists, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE Mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our product. The review period for a new MAA can be up to twelve months or longer following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our results of operations and financial results. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. Similar to the U.S., German blood centers will need to successfully market and sell to their hospital customers and understand and assist with the steps that are needed at the hospital level in Germany to administer pathogen-reduced platelets. Should German blood centers not adequately market and sell or assist their hospital customers or if hospitals object, or are slow implementing the steps needed to procure and administer pathogen reduced platelets, our market in Germany many be limited or be slow to realize acceptance.

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

We may never achieve a profitable level of operations. Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have been approved in the U.S. only since December 2014 and are not approved in many countries around the world. Similarly, our extended-storage cryoprecipitate PMA supplement is not yet approved in the U.S. or anywhere else in the world. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales. At our present and expected 2020 sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support the systems and develop new products are and are expected to continue to be in excess of our product revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. We expect to invest in research and development costs as we pursue a PMA supplement for extended-storage cryoprecipitate and hire employees and possibly retain contract resources to build a specialized commercial effort to sell that product directly to hospitals. Even if we were to receive approval for a PMA supplement for extended-storage cryoprecipitate, we may not receive approval of label claims for all indications or for indications with the highest unmet need or for optimal market acceptance. We expect to incur additional research and development costs associated with the development of different configurations of existing product candidates and products including extended-storage cryoprecipitate and our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE Mark approval for our red blood cell system in Europe. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities. Presently, we anticipate that the stress of COVID-19 on healthcare systems around the globe will negatively impact our ability to conduct clinical trials in the near term due primarily to the lack of resources at clinical trial sites and the resulting inability to enroll patients in these trials. For example, several of the hospital clinical trial sites for our RedeS and ReCePI studies have temporarily suspended enrollment and three out of four of the red blood cell production partners for the studies have suspended production in order to conserve red blood cells to meet hospital demand during the pandemic. The timing of other planned clinical trials has also been delayed due to the pandemic.

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

Sales of our products are dependent on purchasing decisions of and/or reimbursement from government health administration authorities, distribution partners and other organizations. As a result of adverse conditions affecting the global economy and credit and financial markets, including the COVID-19 pandemic, disruptions due to political instability or terrorist attacks, economies and currencies largely affected by declining commodity prices or otherwise, these organizations may defer purchases, may be unable to satisfy their purchasing or reimbursement obligations, or may delay payment for the INTERCEPT Blood System. In addition, newly contracted or prospective customers may be unable to on-board, train staff and implement new technologies such as INTERCEPT due to the COVID-19 pandemic which would limit our ability to grow our business.

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

In the past, a meaningful amount of our product revenue has come from sales to distributors for the Russian, other CIS countries, as well as Middle Eastern markets. Weakness and/or instability in worldwide oil prices and the ongoing civil, political and economic disturbances in Russia, Turkey and Ukraine, and their spillover effect on surrounding areas, along with the impact of sanctions imposed against Russia by certain European nations and the U.S., may significantly devalue the Russian Ruble and other CIS currencies and have had and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the E.U., U.S. or both. In particular, the current unprecedented weakness in oil demand and prices may negatively effect our existing and future business opportunities in oil dependent countries and may cause collection difficulties, declining prices or all of the above. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if new sanctions are imposed, the Russian economy and value of the Ruble or other CIS currencies may weaken, and our business in Russia and other CIS countries may be negatively impacted further or never recover to historical levels.

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

Our products must satisfy rigorous standards of safety and efficacy and we must adhere to quality standards regarding manufacturing and customer-facing business processes in order for the FDA and international regulatory authorities to approve them for commercial use. For our product candidates, we must provide the FDA and international regulatory authorities with preclinical, clinical and manufacturing data demonstrating that our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale. The process of obtaining required regulatory approvals is expensive, uncertain and typically takes a number of years. We may continue to encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all. In addition, our labeling claims may not be consistent across markets. We have developed our products with the aim to standardize the volume of platelets treatable by our system, wherever possible, which may not be accepted by all regulators or customers, may require additional data to support approval or may not produce optimal transfusable blood components. For example, jurisdictions differ in the definition of what constitutes a transfusable unit of platelets and in certain jurisdictions, our approved label claims and the definition of a viable platelet unit for transfusion may allow for a significantly lower or higher platelet count per volume than certain jurisdictions may allow. This variability in platelet count per volume may result in differences in platelet quality once processed and stored using INTERCEPT, and if customers experience sub-optimal platelet quality following INTERCEPT treatment, they may limit their adoption of INTERCEPT or consider adoption of competing blood safety technologies over INTERCEPT. In addition, our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our FDA approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. While we and the manufacturers are generating data to support expansion of the approved claims for INTERCEPT-treated platelets collected on and used with additional storage solutions, we cannot assure you that the data generated will be acceptable to the FDA. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. In addition, in order to generate data that would be satisfactory to the FDA, we need to test our products with different blood center production configurations producing otherwise saleable products for the blood center. As such, we will generally need to purchase blood components which are expensive and may be limited during periods of low availability. For example, we continue to experience such availability constraints for platelets, and expect even more constraints on availability during the COVID-19 pandemic. Any such inability to procure blood components at a reasonable price, or at all, to conduct studies in order to generate data sufficient for label claim expansions may negatively impact our business opportunities.

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, extreme weather or other natural forces, terrorist activity or general concerns over employee safety. In addition, during the current COVID-19 pandemic, several of the hospital clinical trial sites for our RedeS and ReCePI have temporarily suspended the studies and three out of four of the red blood cell production partners for the studies have suspended production in order to conserve red blood cells to meet hospital demand during the pandemic. We have restricted travel by our employees in states that are subject to mandatory stay-at-home orders and may again in the future need to restrict travel to certain clinical trial sites for monitoring site visits or to otherwise manage the trial. Significant delays in clinical testing could also materially impact our clinical trials. Some clinical sites for the RedeS study are located in areas that are also subject to disruption by severe weather such as flooding, hurricanes or other natural forces such as earthquakes, which have delayed enrollment and progress of the RedeS study in the past. We cannot be certain that further delays in the RedeS study or other clinical trials will not occur because of the pandemic or otherwise. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

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

If any additional product candidates receive approval for commercial sale in the U.S., or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require one or more post-approval clinical or in vitro studies as a condition of approval, such as the post-approval clinical study we are conducting in connection with the approval of the platelet system and the additional post-approval study that we are required to conduct on recovery and survival of platelets suspended in 100% plasma in connection with the expanded label claim that we received for the platelet system. Each of these studies and any additional studies that the FDA may require could involve significant expense and may require us to secure adequate funding to complete. In addition, enrollment of post-marketing studies may be difficult to complete timely if customers of blood centers are reluctant to accept conventional, non-INTERCEPT-treated products once INTERCEPT products become available to them. Other regulatory authorities outside of the U.S. may also require post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion,” requiring all blood collection facilities to comply with the options available under the guidance document for all platelet collections. Our INTERCEPT Blood System for platelets is an approved option for blood centers to meet the guidance document requirements. However, we do not yet have approved label claims for all platelet processing standards. Our inability to meet such operational or processing constraints may impair our potential results permanently or until we are able to obtain such claims, or customers may be forced to choose alternative options to comply with the guidance document by the end of the eighteen month compliance grace period, March 31, 2021. Should that occur, we may be unable to subsequently convert blood centers to INTERCEPT Blood System for platelets which would limit our market potential. In addition, we do not know what effect, if any, the COVID-19 pandemic will have on blood centers abilities to comply with the guidance document or if the FDA will continue to enforce the compliance date of March 2021. If the COVID-19 crisis persists, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity.

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

We will need to successfully conduct and complete license enabling Phase 3 clinical trials in the U.S. and to define a pathway toward generating sufficient chronic anemia data with the FDA for licensure. Prior to the COVID-19 pandemic, we were enrolling patients in two Phase 3 clinical trials in the U.S. However, as a result of the pandemic, enrollment in those clinical trials has been temporarily suspended at many of our hospital clinical trial sites and many blood centers have stopped producing INTERCEPT-treated red blood cells. Even prior to the pandemic, our ReCePI study in complex cardiovascular surgery patients had been slower to enroll due to a variety of factors including low frequency of administering red blood cells to the patient population. If we are unable to enroll a sufficient number of patients from the ReCePI study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data, including the potential for additional Phase 3 clinical trials beyond what is currently contemplated with the RedeS and ReCePI studies and in chronic anemia patients. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in a potential additional Phase 3 clinical trial in chronic anemia patients may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete these perquisite Phase 3 clinical trials or otherwise generate sufficient Phase 3 clinical data, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate an additional Phase 3 clinical trial. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. The FDA has recently agreed to modify the criteria for a clinical pause in the RedeS study if we see three or more treatment emergent antibodies with amustaline specificity without evidence of hemolysis in patients receiving INTERCEPT-treated red blood cells in that study. We will now be allowed to continue study enrollment for the RedeS study while we investigate the clinical significance of the antibodies. If we determine that there is no clinical significance and no impact on patients, then there will be no impact on study enrollment. If treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. Should we see events where antibodies to amustaline (S-303) are formed without evidence of hemolysis, the Data and Safety Monitoring Board, or DSMB, and we will need to assess the underlying information and either agree to continue the study or either delay completion of the study or permanently halt the study until we can demonstrate that the antibodies were not clinically significant. To date, two S-303 antibody events without evidence of hemolysis have been detected in the RedeS study. We do not yet know if the S-303 antibody events were in the control or test arm, however the events are not clinically significant. These events have been reviewed by the DSMB who did not express concerns with respect to patient safety. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data and/or reach agreement with the FDA on a Phase 3 clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond that which we currently have. In addition, if the COVID-19 pandemic persists and does not allow us to make progress against the initiatives reimbursed by our BARDA contract, we will experience a negative impact to our planned cash flows and may be forced to furlough or lay off employees which would likely prove disruptive to our management and operations. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for CE Mark approval of the red blood cell system in December 2018 under the MDD, and understand that we will have to re-file under the new MDR from the existing MDD. Accordingly, we do not expect to receive any regulatory approvals of our red blood cell system prior to 2022, if ever. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR, when we transition to that standard. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We may also need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, or if the costs to complete the activities are more than allowed for by our BARDA agreement, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond that which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. Further, while we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. which would have a material adverse effect on our business and business prospects. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. When we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system even if approved for commercial sale.

Platelet and Plasma Systems

In 2007, we obtained a CE Mark approval from E.U. regulators for our platelet system under the MDD and have subsequently received periodic extensions in accordance with the five-year renewal schedule. In March 2020, we received an extension of the CE Mark approval to 2024, under the MDD. While we currently received an extension of registration under the MDD, we cannot assure you that our products will timely meet the requirements of the new MDR prior to the expiration of the MDD extension. We or our customers have received approval for the sale and/or use of INTERCEPT-treated platelets within Europe in France, Switzerland, Germany and Austria. We or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE Mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law, our inability to maintain compliance with regulations or other factors.

In 2006, we obtained a CE Mark approval from E.U. regulators for our plasma system under the MDD and have subsequently received periodic extensions in accordance with the five-year renewal schedule. In March 2020, we received an extension of the CE Mark approval to 2024, under the MDD. While we currently received an extension of registration under the MDD, we cannot assure you that our products will timely meet the requirements of the new MDR prior to the expiration of the MDD extension. We or our customers have received approval for the sale and/or use INTERCEPT-treated plasma within Europe in France, Switzerland, Germany and Austria. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our growth prospects would be materially and adversely impacted.

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

As a condition to the initial FDA approval of the platelet system, we are required to conduct a post-approval clinical study of the platelet system. Successful enrollment and completion of this study requires that we maintain sufficient INTERCEPT production capabilities with U.S. blood center customers. Delays in supplying INTERCEPT products to blood centers that are providing INTERCEPT-treated platelets to hospitals involved in the study may lead to increased costs to us and may jeopardize our ability to complete the study in a timeframe acceptable to the FDA. Furthermore, blood centers’ ability to produce INTERCEPT-treated platelets and supply hospitals enrolled in the study may be negatively impacted by a shortage of overall platelet availability, constraints in producing platelets in compliance with our approved claims or operational inefficiencies experienced as a result of INTERCEPT treatment. In addition, we must engage with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet system. Further, we are required to conduct a post-approval recovery and survival clinical study in connection with the label expansion approval for the use of the platelet system to treat platelets suspended in 100% plasma. Successful enrollment and completion of this additional study will also require that we identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. We have recently learned that there may be a shortage of the radiolabel used for platelet recovery and survival studies. If our study sites are not able to secure sufficient supply of the radiolabel, we will not be able to complete enrollment timely, if at all. Further, most activities under this study have been suspended as a result of the current COVID-19 pandemic. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. In addition, there is a risk that these studies will show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System.

Post-Marketing Approval

We are also required to continue to comply with applicable FDA and other regulatory requirements now that we have obtained approval for the INTERCEPT Blood System for platelets and plasma. These requirements relate to, among other things, labeling, packaging, storage, advertising, promotion, record-keeping and reporting of safety and other information. In addition, our manufacturers and their facilities are required to comply with extensive FDA and foreign regulatory agency requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to cGMP and current QSR requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections. We understand that the manufacturing facility which produces our platelet and plasma systems will be audited by the FDA in the near term. We and our contract manufacturers will need to satisfactorily resolve and comply with adverse findings of the audit, if any. Complying with and resolving any audit findings may result in additional costs, changes to our manufacturers quality management systems or both. Failure to timely resolve and comply to audit findings, if any, may result in enforcement actions and may result in a disruption to the supply of our products. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are required to report certain adverse events and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and must additionally comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or a violation or any other federal or state law that applies to us, such as laws prohibiting false claims for reimbursement. Any enforcement action brought by a federal, state or foreign authority could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, administrative burdens, and diminished profits and future earnings. In addition, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend, divert our management’s attention, result in substantial damage awards against us and harm our reputation. Regulatory authorities may also challenge the classification of our approvals for our products.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $213.9 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has committed approximately $116.9 million under the base period of the agreement and options exercised. Accordingly, our ability to receive any of the additional $97.0 million in funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. In addition, activities covered under the base period and exercised options may ultimately cost more than is covered by the BARDA contract or require a longer performance period to complete than is remaining on our agreement; if we are unable to secure additional funding or allow for additional time for completion, we would have to incur additional costs to complete the activities or terminate the activities before completion. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. For instance, our RedeS study, which is being funded as part of our agreement with BARDA, has been temporarily suspended at some of our hospital clinical sites and blood centers producing INTERCEPT-treated red blood cells as a result of the COVID-19 pandemic. The study is being conducted in areas that are also subject to disruption due to severe weather such as flooding or hurricane. The uncertainty regarding the duration of the COVID-19 pandemic, and its impact on participating blood centers, hospitals and their patients, severe weather or other natural disaster impacts to sites enrolling our clinical trials may all negatively impact our ability to complete our clinical trials. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreement, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides and we are able to restart many suspended or delayed activities.

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

Currently, a fairly concentrated number of distributors make up a significant portion of our product revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In the past, we have experienced weaker than expected growth due to declining performance by certain of our distributors. Periodically, we transition certain territories to new distribution partners or our direct sales force where we believe we can improve performance relative to the distributor. Because new distribution partners or our direct sales force may have limited experience marketing and selling our products in certain territories, or at all, we cannot be certain that they will perform better than the predecessor distributor. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. Termination, loss of exclusivity or transitioning from these distributors may require us to negotiate a transfer of the applicable regulatory approvals to us or new distributors which may be difficult to do in a timely manner, or at all. We expect that our product revenue will be adversely impacted with the loss or transition of one or more of these distributors. If we choose to terminate distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all or that the distributor will honor its outstanding commitments to us. In addition, terminated distributors may own illuminators placed at customer sites and may require us to repurchase those devices or require end-user customers to purchase new devices from us. Additionally, we may need terminated distributors to cooperate with us or a new distributor in transitioning sub-distributor relationships and contracts, hospital contracts, public tenders, or regulatory certificates or licenses held in their name. These factors may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. As we service end-user accounts directly rather than through distributors, we incur additional expense, our working capital is negatively impacted due to longer periods from cash collection from direct sales customers when compared to the timing of cash collection from our former distribution partners and we may be exposed to additional complexity including local statutory and tax compliance. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors are responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results. Furthermore, there may be local or regional restrictions on travel due to the COVID-19 crisis, which could impact our distributors or our ability to service customers in the field should issues arise.

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

Our ability to generate significant product revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet and plasma systems in the U.S. Even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may provide adoption incentives in the future which may negatively impact our reported sales. Successfully commercializing our products in the U.S. may take considerable time during which we will need to build and maintain relationships, additional routine-use data and trust from the industry. We need to attract, retain, train and support sales, marketing and scientific and hospital affairs personnel and other commercial talent. For example, we need to attract and retain hospital affairs professionals to help educate hospitals and physicians on our products, clinical trial history and publications. Hospital affairs professionals are highly educated and trained professionals and the hiring and employment market for hospital affairs professionals is highly competitive. As such, we need to commit significant additional management and other resources in order to maintain and potentially expand our hospital affairs team and sales and marketing functions. We may be unable to develop and maintain adequate hospital affairs, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet and plasma systems in the U.S. As a result of the COVID-19 crisis, we may have difficulties recruiting, on-boarding and training new field-based personnel, or we may choose to defer recruiting for certain positions due to the ongoing pandemic. If we are unable to develop and maintain an effective and qualified U.S.-based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our platelet and plasma systems in the U.S. In addition, should we seek and obtain approval for unique biological products created by use of the INTERCEPT Blood System, including extended-storage cryoprecipitate, we may choose to sell the treated end product directly to hospitals using our commercial organization. While we are working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA, we have no experience selling biological end products directly to hospitals which may cause a distraction for our commercial organization or we may be viewed as a competitive threat to our blood center customers. Even if we were to receive approval for a PMA supplement for extended-storage cryoprecipitate, we may not receive label claims for all indications or for indications with the highest unmet need or market acceptance.

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

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. In addition, given our recent rapid growth and potential for continued or even accelerated growth, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits may fully utilize the production capacity of our third-party manufacturer(s), as a result we may need to allocate manufacturing resources such that our supply of platelet kits or plasma kits could be adversely impacted. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. In addition, while our suppliers have initiated business continuity plans with minimal disruption to our supply, we cannot be certain that any prolonged, intensified or worsened effect from the COVID-19 pandemic would not impact our supply chain. Although we are actively evaluating alternate suppliers for certain components, we do not have qualified suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. For example, we understand that a compound adsorbent housing component is no longer available and an alternate housing will need to be qualified by Fresenius. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

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

With respect to the manufacture of our products, our third-party manufacturers source components and raw materials for the manufacture of the INTERCEPT processing sets. Certain of these components are no longer commercially available, are nearing end-of-life or are available only from a limited number of suppliers. We and our third-party manufacturers do not have guaranteed supply contracts with all of the raw material or component suppliers for our products, which magnify the risk of shortage and obsolescence and decreases our manufacturers’ ability to negotiate pricing with their suppliers. For example, a solvent used in the manufacture of a raw material for our compound adsorption device is no longer available. Our contract manufacturer has produced a substantial amount of the raw material using its remaining inventory of the solvent as a last time purchase. However, the amount of material is finite and we and our contract manufacturer will need to qualify an alternate solvent used in the manufacture of the raw material. If we are unable to use all of the raw material produced during the final production run, or if the final material produces suboptimal results, we may require customers to modify their operating practices, or run out of material before an alternate material can be qualified. Customers may object to changes in operating practices or changes to the instructions for use, and a potential negative impact on their operations as a result of the use of this material, could impair our reputation or customer acceptance of our products. Any shortage or obsolescence of raw materials, components or accessories or our inability to control costs associated with raw materials, components or accessories, could increase our costs to manufacture our products. Further, if any supplier to our third-party manufacturers is unwilling or unable to provide high quality raw materials in required quantities and at acceptable prices, our manufacturers may be unable to find alternative sources or may fail to find alternative suppliers at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Furthermore, we do not yet know whether or not certain components used by blood center operators or used in the production of INTERCEPT will be able to successfully comply with the new standards under the MDR. Failure to comply with the new standards timely may result in a disruption to blood center operations or the manufacture of the INTERCEPT Blood System. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer, we could experience cancellations of customer orders, refusal by customers to accept deliveries or a reduction in our prices and margins to the detriment of our financial performance and results of operations.

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

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. While we are seeking to generate acceptable data for Amicus collected platelets stored in 100% plasma and Trima platelets stored in PAS, we cannot assure you that the data will be acceptable to the FDA or that we will receive timely approval, if ever. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. Our failure to obtain FDA and foreign regulatory approvals of any new configurations could significantly limit product revenue from sales of the platelet system. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product and maintain an adequate concentration for a triple therapeutic dose. In any event, delays in receipt or failure to receive approval could reduce our sales and negatively impact our profitability potential and future growth prospects. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. The COVID-19 pandemic has delayed certain product configuration activities, including extended storage platelets for the U.S. market and data generation for a platelet set used to treat and provide three therapeutic doses from a single platelet donor in the U.S. Should the pandemic persist and limit our ability to generate the aforementioned data needed for licensure, beyond the end of the compliance grace period covered by the FDA guidance document for platelet safety, customers and prospective customers may choose to implement other acceptable alternatives under the guidance document. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. These development activities will increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Delays in obtaining any future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our product revenue and potential future profitability.

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

While we expect to receive significant funding under our five-year agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under the agreement, including with respect to the conduct of the RedeS and ReCePI studies, enrollment for which has been suspended at many of the hospital sites due to the COVID-19 pandemic. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides and we are able to restart many suspended or delayed activities. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data and/or reach agreement with the FDA on an additional Phase 3 clinical trial for chronic anemia in the U.S. for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

As a result of economic conditions, general global economic uncertainty, political change, and other factors, including uncertainty associated with the COVID-19 pandemic, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. Specifically, the COVID-19 pandemic has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system if additional studies are necessary for regulatory approval in Europe, which would increase our costs and potentially delay the approval. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

As of March 31, 2020, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $44.3 million. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Term Loan Credit Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next twelve months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).
10.1*	2019 and 2020 Executive Officer Compensation Arrangements.

10.2*	Amended and Restated Non-Employee Director Compensation Policy, effective March 27, 2020.
10.3†	Side Letter to Supply Agreement, dated January 14, 2020, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH.
31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (5)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
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

CERUS CORPORATION

Date: May 5, 2020	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)