Form 10-Q
period 2020-06-30
CERUS CORP
filed 2020-08-05
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 21, 2020, there were 166,171,328 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,900	$34,986
Short-term investments	101,570	50,732
Accounts receivable	17,624	16,882
Inventories	18,425	19,490
Prepaid and other current assets	6,452	6,018
Total current assets	178,971	128,108
Non-current assets:
Property and equipment, net	14,534	14,898
Goodwill	1,316	1,316
Operating lease right-of-use assets	13,768	14,122
Intangible assets, net	31	132
Restricted cash	2,460	2,435
Other assets	4,414	4,524
Total assets	$215,494	$165,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,831	$22,185
Accrued liabilities	16,865	20,951
Debt – current	4,950	5,017
Operating lease liabilities – current	1,793	1,613
Deferred product revenue	706	570
Total current liabilities	43,145	50,336
Non-current liabilities:
Debt – non-current	39,500	39,414
Operating lease liabilities – non-current	17,611	18,406
Other non-current liabilities	713	327
Total liabilities	100,969	108,483
Commitments and contingencies
Stockholders' equity:
Common stock	166	144
Additional paid-in capital	994,682	906,905
Accumulated other comprehensive income	1,125	114
Accumulated deficit	(881,448)	(850,111)
Total stockholders' equity	114,525	57,052
Total liabilities and stockholders' equity	$215,494	$165,535

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Product revenue	$21,503	$18,209	$40,114	$35,713
Cost of product revenue	9,705	8,111	18,025	16,543
Gross profit on product revenue	11,798	10,098	22,089	19,170
Government contract revenue	5,324	4,266	11,354	8,727
Operating expenses:
Research and development	15,618	14,417	31,428	27,857
Selling, general and administrative	16,112	16,740	32,025	32,901
Total operating expenses	31,730	31,157	63,453	60,758
Loss from operations	(14,608)	(16,793)	(30,010)	(32,861)
Non-operating expense, net:
Foreign exchange gain (loss)	273	105	50	(57)
Interest expense	(929)	(1,150)	(1,864)	(4,074)
Other income, net	460	337	611	759
Total non-operating expense, net	(196)	(708)	(1,203)	(3,372)
Loss before income taxes	(14,804)	(17,501)	(31,213)	(36,233)
Provision for income taxes	67	61	124	121
Net loss	$(14,871)	$(17,562)	$(31,337)	$(36,354)

Net loss per share:
Basic and diluted	$(0.09)	$(0.13)	$(0.19)	$(0.26)
Weighted average shares used for calculating net loss per share:
Basic and diluted	164,383	138,281	160,894	137,698

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(14,871)	$(17,562)	$(31,337)	$(36,354)
Other comprehensive income
Unrealized gains on available-for-sale investments, net of taxes	1,248	161	1,011	372
Comprehensive loss	$(13,623)	$(17,401)	$(30,326)	$(35,982)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	144,291	$144	$906,905	$114	$(850,111)	$57,052
Issuance of common stock from public offerings, net of offering costs	17,867	18	67,094	—	—	67,112
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	1,803	2	1,191	—	—	1,193
Stock-based compensation	—	—	3,754	—	—	3,754
Other comprehensive loss	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	(16,466)	(16,466)
Balances as of March 31, 2020	163,961	164	978,944	(123)	(866,577)	112,408
Issuance of common stock from public offering, net of offering costs	1,471	1	9,428	—	—	9,429
Issuance of common stock from exercise of stock options and vesting of restricted stock units	580	1	1,604	—	—	1,605
Stock-based compensation	—	—	4,706	—	—	4,706
Other comprehensive income	—	—	—	1,248	—	1,248
Net loss	—	—	—	—	(14,871)	(14,871)
Balances as of June 30, 2020	166,012	$166	$994,682	$1,125	$(881,448)	$114,525

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	136,853	$136	$863,531	$(281)	$(778,867)	$84,519
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	965	2	682	—	—	684
Stock-based compensation	—	—	2,878	—	—	2,878
Other comprehensive income	—	—	—	211	—	211
Net loss	—	—	—	—	(18,792)	(18,792)
Balances as of March 31, 2019	137,818	138	867,091	(70)	(797,659)	69,500
Issuance of common stock from public offering, net of offering costs	1,978	2	9,834	—	—	9,836
Issuance of common stock from exercise of stock options and vesting of restricted stock units	265	—	558	—	—	558
Stock-based compensation	—	—	3,139	—	—	3,139
Other comprehensive income	—	—	—	161	—	161
Net loss	—	—	—	—	(17,562)	(17,562)
Balances as of June 30, 2019	140,061	$140	$880,622	$91	$(815,221)	$65,632

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net loss	$(31,337)	$(36,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,488	1,112
Stock-based compensation	8,460	6,017
Non-cash operating lease cost	619	796
Loss on sale of available-for-sale securities	261	—
Loss on disposal of property and equipment	—	14
Non-cash interest expense	237	247
Changes in operating assets and liabilities:
Accounts receivable	(742)	(4,680)
Inventories	962	(3,977)
Other assets	140	1,817
Accounts payable	(3,186)	3,229
Accrued liabilities and other non-current liabilities	(4,644)	(3,410)
Manufacturing and development obligations	—	(38)
Deferred product revenue	136	167
Net cash used in operating activities	(27,606)	(35,060)
Investing activities
Capital expenditures	(907)	(6,516)
Purchases of investments	(76,871)	(27,728)
Proceeds from maturities and sale of investments	25,998	43,000
Net cash (used in) provided by investing activities	(51,780)	8,756
Financing activities
Net proceeds from equity incentives	2,797	1,270
Net proceeds from public offerings	76,595	6,783
Net (payment on) proceeds from revolving line of credit	(67)	4,496
Proceeds from loans	—	39,433
Repayment of debt	—	(31,045)
Net cash provided by financing activities	79,325	20,937
Net decrease in cash, cash equivalents and restricted cash	(61)	(5,367)
Cash, cash equivalents and restricted cash, beginning of period	37,421	31,587
Cash, cash equivalents and restricted cash, end of period	$37,360	$26,220

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any future periods.

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

The Company receives reimbursement under its U.S. government contract with the Biomedical Advanced Research and Development Authority (“BARDA”) that supports research and development of defined projects. See “Note 10. Development and License Agreements—Agreement with BARDA”. The contract generally provides for reimbursement of approved costs incurred under the terms of the contract. Revenue related to the cost reimbursement provisions under the Company’s U.S. government contract are recognized as the qualified direct and indirect costs on the projects are incurred. The Company invoices under its U.S. government contract using the provisional rates in the government contract and thus is subject to future audits at the discretion of government. These audits could result in an adjustment to government contract revenue previously reported, which adjustments potentially could be significant. The Company believes that government contract revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. Costs incurred related to services performed under the contract are included as a component of research and development or selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contract.

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and six months ended June 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Product revenue:
Europe, Middle East and Africa	$14,462	$12,748	$26,682	$25,400
North America	6,400	5,158	12,477	9,709
Other	641	303	955	604
Total product revenue	$21,503	$18,209	$40,114	$35,713

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally requires payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration are estimated to be unconditional. The Company had no contract assets at June 30, 2020 and December 31, 2019.

Contract liabilities mainly consist of deferred product revenue related to maintenance services, unshipped products, and uninstalled illuminators. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the service period. The increase in the deferred product revenue balance as of June 30, 2020, is primarily driven by performance obligations not satisfied but invoiced as of June 30, 2020, offset by $0.5 million of product revenue recognized that were included in the deferred product revenue balance as of December 31, 2019.

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

Restricted Cash

As of June 30, 2020, the Company’s “Restricted cash” primarily consisted of a letter of credit relating to the lease of the Company’s office building. As of June 30, 2020 and December 31, 2019, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At June 30, 2020, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had two customers and three customers that accounted for more than 10% of the Company’s outstanding trade receivables at June 30, 2020 and December 31, 2019, respectively. These customers cumulatively represented approximately 47% and 56% of the Company’s outstanding trade receivables at June 30, 2020 and December 31, 2019, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At June 30, 2020 and December 31, 2019, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 month shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production within the next 12-month period and evaluates its finished units in order to sell to existing and prospective customers within the next 12-month period. It is not customary for the Company’s production cycle for inventory to exceed 12 months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At June 30, 2020 and December 31, 2019, the Company classified its work-in-process inventory as a current asset on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent 12-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At both June 30, 2020 and December 31, 2019, the Company had $0.1 million recorded for potential obsolete, expiring or unsalable product.

Property and Equipment, net

Property and equipment is comprised of furniture, equipment, leasehold improvements, construction-in-progress, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. During the six months ended June 30, 2020 and 2019, the Company had non-cash purchases of capital expenditures of $0.3 million and $2.9 million, respectively.

Goodwill and Intangible Assets, net

Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, are subject to ratable amortization over the original estimated useful life of ten years. Accumulated amortization of intangible assets as of June 30, 2020 and December 31, 2019, was $2.0 million and $1.9 million, respectively. Goodwill is not amortized, but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative goodwill impairment test. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative impairment test; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The quantitative goodwill impairment test compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill in the Company’s one reporting unit.

The Company performs an impairment test on its intangible assets if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. During the three and six months ended June 30, 2020 and 2019, there were no impairment charges recognized related to the acquired intangible assets.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and six months ended June 30, 2020 and 2019, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2020 and 2019 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average number of anti-dilutive potential shares:
Stock options	18,492	17,691	17,927	17,670
Restricted stock units	5,704	2,897	5,223	2,578
Employee stock purchase plan rights	29	—	77	—
Total	24,225	20,588	23,227	20,248

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at June 30, 2020 and December 31, 2019.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at June 30, 2020 (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$15,788	$—	$—	$—	$15,788
United States government agency securities	18,564	182	—	—	18,746
Corporate debt securities	81,881	946	(3)	—	82,824
Total available-for-sale securities	$116,233	$1,128	$(3)	$—	$117,358

The following is a summary of available-for-sale securities at December 31, 2019 (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$8,860	$—	$—	$8,860
United States government agency securities	15,545	16	—	15,561
Corporate debt securities	35,073	98	—	35,171
Total available-for-sale securities	$59,478	$114	$—	$59,592

Available-for-sale securities at June 30, 2020 and December 31, 2019, consisted of the following by contractual maturity (in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$66,372	$66,766	$43,822	$43,907
Greater than one year and less than five years	49,861	50,592	15,656	15,685
Total available-for-sale securities	$116,233	$117,358	$59,478	$59,592

The following table shows all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$5,198	$(3)	$—	$—	$5,198	$(3)

As of December 31, 2019, the Company did not have any available-for-sale securities in an unrealized net loss position.

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit loss, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and six months ended June 30, 2020 and 2019, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The Company recorded gross realized gains of less than $0.1 million and did not record any realized losses from the sale or maturity of available-for-sale investments during the three months ended June 30, 2020.

The Company recorded gross realized gains of less than $0.1 million and gross realized losses of $0.3 million from the sale or maturity of available-for-sale investments during the six months ended June 30, 2020. The Company did not record any gross realized gains or losses from the sale or maturity of available-for-sale investments during the three and six months ended June 30, 2019.

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

To estimate the fair value of Level 2 debt securities as of June 30, 2020, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at June 30, 2020 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$15,788	$15,788	$—	$—
United States government agency securities	Short-term investments	18,746	—	18,746	—
Corporate debt securities	Short-term investments	82,824	—	82,824	—
Total financial assets		$117,358	$15,788	$101,570	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2019 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$8,860	$8,860	$—	$—
United States government agency securities	Short-term investments	15,561	—	15,561	—
Corporate debt securities	Short-term investments	35,171	—	35,171	—
Total financial assets		$59,592	$8,860	$50,732	$—

The Company did not have any transfers among fair value measurement levels during the three and six months ended June 30, 2020.

Note 3. Inventories

Inventories at June 30, 2020 and December 31, 2019, consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Work-in-process	$4,540	$5,160
Finished goods	13,885	14,330
Total inventories	$18,425	$19,490

Note 4. Accrued Liabilities

Accrued liabilities at June 30, 2020 and December 31, 2019, consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued compensation and related costs	$9,136	$12,703
Accrued professional services	3,655	3,489
Accrued development costs	1,358	1,468
Other accrued expenses	2,716	3,291
Total accrued liabilities	$16,865	$20,951

Note 5. Debt

Debt at June 30, 2020, consisted of the following (in thousands):

	June 30, 2020
	Principal	Unamortized Discount	Total
Term Loan Credit Agreement	$40,000	$(500)	$39,500
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$40,000	$(500)	$39,500

Debt at December 31, 2019, consisted of the following (in thousands):

	December 31, 2019
	Principal	Unamortized Discount	Net Carrying Value
Term Loan Agreement	$40,000	$(586)	$39,414
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$40,000	$(586)	$39,414

Principal, interest and fee payments on Term Loan Credit Agreement at June 30, 2020, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2020 (remainder)	$—	$1,525	$1,525
2021	—	3,042	3,042
2022	15,000	2,660	17,660
2023	20,000	1,203	21,203
2024	5,000	1,264	6,264
Total	$40,000	$9,694	$49,694

Loan Agreements

On March 29, 2019 (the “Closing Date”), the Company entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) with MidCap Financial Trust (“MidCap”) to borrow up to $70 million in three tranches (collectively “2019 Term Loan”), with a maturity date of March 1, 2024. The first advance of $40.0 million (“Tranche 1”) was drawn by the Company on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under a prior loan agreement. The Company repaid principal and interest in an aggregate amount equal to approximately $31.2 million and prepayment fees in an aggregate amount equal to approximately $0.6 million, and terminated all obligations under the prior loan agreement. As a result, the Company recorded a loss of $2.1 million on the extinguishment of the prior loan agreement in “Interest expense” on the Company's condensed consolidated statements of operations. The second advance of $15.0 million (“Tranche 2”) will be available to the Company from January 1, 2020 through December 31, 2020, subject to the Company’s satisfaction of certain conditions described in the Term Loan Credit Agreement, and (ii) the third advance of $15.0 million (“Tranche 3”) will be available to the Company starting April 1, 2020, through March 31, 2021, subject to the Company’s satisfaction of certain other conditions described in the Term Loan Credit Agreement. The borrowings under the 2019 Term Loan bears interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one month LIBOR. The effective interest rate on the Term Loan at June 30, 2020, was approximately 7.50%. All three tranches require interest only payments through March 1, 2022, followed by 24 months of payments with interest and equal payment of principal. The interest only payment period can be extended for 12 months upon achievement of a specified trailing 12-month net revenue target. Prepayments of the 2019 Term Loan under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary of the applicable funding date, at which time there is no early termination fee. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company.

The Company also entered into a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) with MidCap on March 29, 2019, to initially borrow up to $5.0 million. The amount borrowed under the Revolving Loan Credit Agreement can be increased, upon request by the Company by up to an additional $15.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Revolving Loan Credit Agreement has a maturity date of March 1, 2024. Amounts drawn under the Revolving Loan Credit Agreement bear interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one-month LIBOR. There are also fractional fees based on the amounts either drawn or undrawn. If the Revolving Loan Credit Agreement is terminated before maturity or the funding obligation is permanently reduced, there are termination fees which decline each anniversary until the third anniversary, at which time there is no termination fee. As of June 30, 2020 and December 31, 2019, the Company had borrowed $5.0 million and $5.0 million, respectively, under the Revolving Loan Credit Agreement, which is included in “Debt – current” in the Company’s condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at June 30, 2020. Additionally, both agreements are secured by substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

Six Months Ended
June 30, 2020
Cash payments for operating leases	$1,765
Right-of-use assets obtained in exchange for operating lease obligations	265

June 30, 2020
Weighted-average remaining lease term	8.8 years
Weighted-average discount rate	8.9%

Future minimum non-cancelable payments under operating leases as of June 30, 2020, were as follows (in thousands):

Operating Leases
2020 (remainder)	$1,635
2021	3,460
2022	2,937
2023	2,793
2024	2,711
Thereafter	16,052
Total future lease payments	29,588
Less imputed interest	10,184
Present value of lease liabilities	$19,404

The operating lease expense for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Operating lease expense	$839	$912	$1,663	$1,458

As of June 30, 2020, the Company had no leases that have not yet commenced.

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

Sales Agreement

On August 4, 2017, the Company entered into Amendment No. 3 to the Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co. (as amended on August 4, 2017, the “Amended Cantor Agreement”). The Amended Cantor Agreement became effective on January 8, 2018, and provided for the issuance and sale of shares of the Company’s common stock having an aggregate offering price of up to $70.0 million through Cantor Fitzgerald & Co. (“Cantor”), which amount included the $31.4 million of unsold shares of common stock available for sale immediately prior to the effectiveness of the Amended Cantor Agreement. Under the Amended Cantor Agreement, Cantor also acts as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the six months ended June 30, 2020, 2.5 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for net proceeds of $13.9 million. At June 30, 2020, the Company had no common stock available to be sold under the Amended Cantor Agreement.

Note 8. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. At June 30, 2020, the Company had 1.9 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. Option awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. At June 30, 2020, 40,000 performance-based stock awards were outstanding.

At June 30, 2020, the Company had an aggregate of approximately 32.4 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 18.3 million shares and 5.7 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 8.4 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2019	16,830	$4.53
Granted	2,237	5.22
Exercised	(690)	3.34
Forfeited/canceled	(59)	5.57
Balances at June 30, 2020	18,318	4.66

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2019	4,098	$5.24
Granted (1)	3,255	5.10
Vested (1)	(1,581)	5.01
Forfeited (1)	(50)	6.20
Balances at June 30, 2020	5,722	5.22
(1)	Includes shares issuable under performance-based restricted stock unit awards.

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

Note 9. Income Taxes

The Company recorded income tax expense of $0.1 million for the three and six months ended June 30, 2020, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of $0.1 million for the three and six months ended June 30, 2019, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary.

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

The Supply Agreement also required the Company to make payments to support certain projects Fresenius has and will perform on behalf of the Company related to certain R&D activities and manufacturing efficiency activities for which certain assets have been established in the Company’s condensed consolidated balance sheets. The manufacturing efficiency asset is expensed on a straight-line basis over the life of the Supply Agreement. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The following table summarizes the amounts of prepaid R&D asset and manufacturing efficiency asset at June 30, 2020 and December 31, 2019 (in thousands).

	June 30, 2020	December 31, 2019
Prepaid R&D asset – current (1)	$39	$54
Prepaid R&D asset – non-current (2)	2,106	2,094
Manufacturing efficiency asset (2)	1,226	1,349
(1)	Included in “Prepaid and other current assets” in the Company's condensed consolidated balance sheets.
(2)	Included in “Prepaid and other assets” in the Company's condensed consolidated balance sheets.

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

The Company made payments to Fresenius of $6.3 million and $5.6 million relating to the manufacturing of the Company’s products during the three months ended June 30, 2020 and 2019, respectively, and $14.4 million and $13.4 million during the six months ended June 30, 2020 and 2019, respectively. The following table summarizes the amounts of the Company’s payables to and receivables from Fresenius at June 30, 2020 and December 31, 2019 (in thousands).

	June 30, 2020	December 31, 2019
Payables to Fresenius (1)	$7,825	$8,470
Receivables from Fresenius (2)	2,632	1,796
(1)	Included in “Accounts Payable” and “Accrued Liabilities” in the Company's condensed consolidated balance sheets.
(2)	Included in “Other current assets” in the Company's condensed consolidated balance sheets.

Agreement with BARDA

In June 2016, the Company entered into an agreement with BARDA to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and options (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In April 2020, BARDA committed an additional $13.8 million raising the committed funding to up to $116.9 million as of June 30, 2020, and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $213.9 million through December 31, 2021. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company is responsible for co-investment of $5.0 million and would be responsible for an additional $9.6 million, if certain Option Periods are exercised. Through June 30, 2020, the Company has incurred approximately $1.5 million related to the co-investment. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

As of June 30, 2020 and December 31, 2019, $6.2 million and $4.2 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Établissement Français du Sang	20%	27%	22%	28%
American Red Cross	18%	15%	18%	14%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may occur in future periods.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We announced the successful completion of our European Phase 3 clinical trial of our red blood cell system for acute anemia patients in January 2015, and in January 2018, we reported that the primary efficacy and safety endpoints were successfully achieved in our European Phase 3 clinical trial for chronic anemia patients. Based on the results of those trials, we filed for CE Mark approval in the European Union in December 2018, though we now know that we will have to transition from the Medical Device Directive, or MDD, to the Medical Device Regulation, or MDR, and do not expect an approval decision until 2022, if ever. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval. In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. In 2017, we initiated a Phase 3 clinical, double-blind study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, un-treated, red blood cells. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. Due to the COVID-19 pandemic, many of the hospital sites conducting our RedeS and ReCePI studies temporarily suspended enrollment to focus on their response to the pandemic. Should the COVID-19 pandemic persist or heighten, we could see renewed or further delays to trial enrollment. In addition, we will need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA. There can be no assurance that we will be able to successfully complete any such in vitro studies, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to capture chronic anemia data. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in a potential additional Phase 3 clinical trial may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. Although we filed for CE Mark under the MDD for the red blood cell system, we understand that we will need to submit additional data from qualified suppliers which we will not have prior to needing to refile under the MDR, and therefore, we do not expect to receive any regulatory approvals of our red blood cell system prior to 2022, if ever. We must demonstrate an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice, manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE Mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including successfully completing the RedeS and ReCePI studies and an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the Biomedical Advanced Research and Development Authority, or BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment for the RedeS and ReCePI studies because of the COVID-19 pandemic or any other reason, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

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

In May 2020, we filed a premarket approval supplement, or PMA supplement, to use our plasma system to produce extended-storage cryoprecipitate. We currently have agreements with certain blood center manufacturing partners and are actively working to identify additional partners to manufacture the extended-storage cryoprecipitate subsequent to potential regulatory approval of the PMA supplement. We are also working on implementing the infrastructure we believe will be necessary to market extended-storage cryoprecipitate product directly to hospitals following potential regulatory approval of the PMA supplement. Even if we were to receive approval for the PMA supplement, we may not receive label claims for all indications or for indications with the highest unmet need or market acceptance. We cannot assure you that we will be able to obtain FDA approval of the PMA supplement in a timely manner or at all.

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including continuing U.S. commercialization of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

Although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts continue to be largely focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet and plasma units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. Significant increase in product revenue from customers in the U.S. may not occur, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. In addition, to address the entire market in the U.S., we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” The guidance document requires all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than 18 months from the issuance date. Blood centers may wait until later in the compliance grace period before beginning to take steps to implement INTERCEPT. Should a large number of blood centers wait, we may not have sufficient resources or product available to allow customers to timely and successfully implement INTERCEPT before the end of the compliance grace period. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customer with implementing the INTERCEPT Blood System, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. Should the COVID-19 pandemic persist or heighten, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they may have more familiarity.

Outside of the U.S., we recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. In July 2017, we entered into agreements with Établissement Français du Sang, or EFS to supply illuminators and platelet and plasma disposable kits. The agreement for supply of illuminators and platelet disposable kits provided for a base term of two years, with two options for EFS to extend for one year each, both of which have been exercised by EFS. In January 2020, we entered into a new agreement with EFS to supply plasma disposable kits and maintenance services for illuminators for a base term of two years, with two options for EFS to extend for one year each. We cannot assure that EFS will use the INTERCEPT Blood System for plasma at historical levels or at all. We understand that EFS has adopted the platelet system across France but cannot provide any assurance that national usage is sustainable, since no purchase volume commitments have been made by EFS in our current contract or otherwise. In addition, significant product revenue from the French market may decline or not consistently occur quarter-over-quarter. We also cannot provide any assurance that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract.

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

In addition to the product revenues from sales of our platelet and plasma systems, we anticipate that we will continue to recognize revenue from our BARDA agreement. We recognize government contract revenue associated with the BARDA agreement as qualified costs are incurred for reimbursement over the performance period.

Fresenius

Fresenius Kabi AG, or Fresenius, manufactures and supplies the platelet and plasma systems to us under a supply agreement, or the Supply Agreement. Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for our platelet, plasma and red blood cell systems. The Supply Agreement permits us to purchase platelet, plasma and red blood cell systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are defined through 2020 and decline at specified annual production levels, and are subject to certain adjustments after the initial pricing term. In response to public health directives in France similar to local orders issued in the United States to respond to the COVID-19 pandemic, Fresenius has recently reconfigured production workflow to ensure employee safety and to comply with local requirements for social distancing. For a discussion of the risks presented to our supply chain by the COVID-19 pandemic, see “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

The agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of June 30, 2020, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $116.9 million If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $213.9 million through December 31, 2021. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We are currently responsible for co-investment of approximately $5.0 million, and would be responsible for an additional $9.6 million, if certain additional Option Periods are exercised by BARDA. See Note 10, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with BARDA.

Cantor

See Note 7, Stockholders’ Equity, in Part I of this Quarterly Report on Form 10-Q for further information regarding the sales agreement with Cantor Fitzgerald & Co. for the issuance and sale of our common stock.

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and business around the world. To date, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and non-essential business shutdowns, which have led to severe disruptions to the global and U.S. economies that may continue for a prolonged duration and has triggered a recession or a period of economic slowdown. We do not yet know the full extent of potential impacts on our product revenues, business operations, clinical trials, or overall financial projections. The extent and duration of the pandemic is highly uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, which could also impact trends and expectations as described in more detail below.

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

Results of Operations

Three and six months ended June 30, 2020 and 2019

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Product revenue	$21,503	$18,209	$3,294	18%	$40,114	$35,713	$4,401	12%
Government contract revenue	5,324	4,266	1,058	25%	11,354	8,727	2,627	30%
Total revenue	$26,827	$22,475	$4,352	19%	$51,468	$44,440	$7,028	16%

Product revenue increased during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, primarily due to year-over-year sales volume growth in disposable platelet system kit sales in the U.S., in addition to increased plasma system kit and illuminator sales in Europe and Middle East regions during the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019.

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

We recognized $5.3 million and $11.4 million of revenue from our BARDA agreement during the three and six months ended June 30, 2020, respectively, and recognized $4.3 million and $8.7 million of revenue from our BARDA agreement during the three and six months ended June 30, 2019, respectively, as a result of the direct and indirect contract costs incurred under the BARDA agreement. We are uncertain if or how the COVID-19 pandemic may disrupt our operations or activities supported by BARDA, but it is possible that reported BARDA revenue may decrease over the next three to six months as a result of the COVID-19 pandemic.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Cost of product revenue	$9,705	$8,111	$1,594	20%	$18,025	$16,543	$1,482	9%

Cost of product revenue increased during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019. The increase was primarily due to increased sales, partially offset by volume tier discounts from a contract manufacturer and the impact of foreign exchange rates.

Our gross margin on product sales was 55% during the three months ended June 30, 2020, compared to 55% during the three months ended June 30, 2019. Our gross margin on product sales was 55% during the six months ended June 30, 2020, compared to 54% during the six months ended June 30, 2019. The increase when comparing six-month periods in gross margin on product sales was primarily due to economies of scale and lower per unit costs driven by increased manufacturing production to meet existing and expected growth in demand and the impact of foreign exchange rates. Changes in our gross margin on product sales are affected by various factors, including the volume of product manufactured and the relative per unit pricing in our agreement with Fresenius, exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which products are sold. We may encounter unforeseen manufacturing difficulties, including those related to the COVID-19 pandemic, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Research and development	$15,618	$14,417	$1,201	8%	$31,428	$27,857	$3,571	13%

Research and development expenses increased during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, primarily due to increased costs associated with product enhancements and initiatives for expanded platelet label claims, costs for our red blood cell program, inclusive of activities related to the BARDA agreement and preliminary design efforts on our illuminator.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Selling, general and administrative	$16,112	$16,740	$(628)	(4%)	$32,025	$32,901	$(876)	(3%)

Selling, general, and administrative expenses decreased during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, primarily due to lower travel and marketing related expenses experienced as a result of the COVID-19 pandemic.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Foreign exchange gain (loss)	$273	$105	$168	160%	$50	$(57)	$107	(188%)
Interest expense	(929)	(1,150)	221	(19%)	(1,864)	(4,074)	2,210	(54%)
Other income, net	460	337	123	36%	611	759	(148)	(19%)
Total non-operating expense, net	$(196)	$(708)	$512	(72%)	$(1,203)	$(3,372)	$2,169	(64%)

Foreign Exchange Gain (Loss)

Foreign exchange gain (loss) remained relatively flat during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, primarily due to stabilized foreign exchange rates for the Euro.

Interest Expense

Interest expense decreased during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to the decreased interest rate on our term loan agreement. Interest expense decreased during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to the loss of $2.1 million on the extinguishment of a previous loan and security agreement in the six months ended June 30, 2019.

Other Income, Net

Other income, net increased during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to the increase of interest income from our investments in marketable securities. Other income, net decreased during the six months ended June 30, 2020, primarily due to the loss from the sale of an investment in marketable securities.

Provision for Income Taxes

For both the three and six months ended June 30, 2020 and 2019, we recorded tax expense of $0.1 million. The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of June 30, 2020 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2020. As of June 30, 2020, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, cash from product sales and reimbursements under our BARDA agreement.

As of June 30, 2020 and December 31, 2019, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$34,900	$34,986
Short-term investments	101,570	50,732
Restricted cash	2,460	2,435
Total	$138,930	$88,153

Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of June 30, 2020 and December 31, 2019, we had the following indebtedness (in thousands):

	June 30, 2020	December 31, 2019
Debt – current	$4,950	$5,017
Debt – non-current	39,500	39,414
Total	$44,450	$44,431

Operating Activities

Net cash used in operating activities was $27.6 million during the six months ended June 30, 2020, compared to $35.1 million net cash used in operating activities during the six months ended June 30, 2019. The decrease in net cash used in operating activities was primarily related to increased product sales and revenue from our BARDA agreement, and the timing of payments during the six months ended June 30, 2020, compared to the same period in 2019.

Investing Activities

Net cash used in investing activities was $51.8 million during the six months ended June 30, 2020, compared to $8.8 million net cash provided by investing activities during the six months ended June 30, 2019. The change period over period was primarily the result of higher purchases of investments during the six months ended June 30, 2020, resulting from the proceeds from our January 2020 public offering of common stock.

Financing Activities

Net cash provided by financing activities was $79.3 million during the six months ended June 30, 2020, compared to $20.9 million net cash provided by financing activities during the six months ended June 30, 2019. The increase in net cash provided by financing activities was primarily due to the proceeds of approximately $62.7 million, net of the underwriting discounts and other issuance costs, received from our January 2020 public offering of common stock, as compared to the net principal proceeds of $7.8 million received during the six months ended June 30, 2019, from the Term Loan Credit Agreement described in more detail in Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q.

Working Capital

Working capital increased to $135.8 million at June 30, 2020, from $77.8 million at December 31, 2019, primarily due to the cash received from our January 2020 public offering of common stock.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

While we expect to receive significant funding under our agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under the agreement, including with respect to the conduct of the RedeS and ReCePI studies, enrollment for which has been suspended at many of the hospital sites due to the COVID-19 pandemic. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data and/or reach agreement with the FDA for the design to gather chronic anemia data in the U.S. for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. Furthermore, while BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

Contractual Commitments

The following summarizes our contractual commitments at June 30, 2020 (in thousands):

Contractual Commitments	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Debt	$54,644	$7,992	$29,975	$16,677	$—
Operating leases	29,588	3,466	5,868	5,432	14,822
Minimum purchase requirements	14,040	8,778	2,684	601	1,977
Other commitments	106	102	4	—	—
Total contractual obligations	$98,378	$20,338	$38,531	$22,710	$16,799

Debt

See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

Operating Leases

See Note 6, Commitments and Contingencies, in Part I of this Quarterly Report on Form 10-Q for more information on the operating leases.

Minimum Purchase Requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third-party manufacturers, which are not recorded in our condensed consolidated balance sheets as of June 30, 2020.

Other Commitments

Our other commitments primarily consist of obligations related to business insurance financing and certain other warehousing obligations.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the six months ended June 30, 2020, or for the year ended December 31, 2019. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in Part I of this Quarterly Report on Form 10-Q for more information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2020, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we are currently deemed to be a critical business by national, state and local governments, out of an abundance of caution for our employees and to minimize the spread of COVID-19, we have put restrictions on employee travel and working from our facilities in the United States and Europe. These restrictions have negatively impacted and disrupted at least certain aspects of our business and delayed some of our timelines. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited our ability to support our global and domestic operations, including providing training and technical support, resulting in disruptions in our sales and marketing efforts. In addition, the pandemic has severely restricted the level of economic activity in affected areas and may adversely impact demand for, and sales of, our products. We have deferred certain of our customer events and many planned trade shows have been cancelled and we may further defer or cancel additional customer, employee or industry events, or our participation in such events, in the future. In addition, many new customers and prospective customers have been effected by the COVID-19 pandemic and their ability to implement new technologies, including INTERCEPT, has and may continue to be negatively impacted. Conversely, during this pandemic, certain existing, new and prospective customers have and may continue to ask for increased utilization of our products beyond what was forecast, and we may not be able to timely satisfy this increase in demand. Customers whose operations have been effected may have difficulty paying timely, may ask for price reductions or may delay or cancel public tenders. In addition, while our suppliers have initiated business continuity plans with minimal expected disruption to our supply, we cannot be certain that any prolonged, intensified or worsened effect from the crisis would not impact our supply chain. All of the aforementioned could adversely affect our sales, operating results and overall financial performance.

Our primary manufacturing partner for our disposable kits is located in France where restrictive government and private enterprise measures were implemented in response to the COVID-19 pandemic. To ensure employee safety and comply with local requirements for social distancing, we understand that Fresenius had to reconfigure production workflow to safely produce INTERCEPT disposable kits. A renewed spike in the pandemic in France may increase employee absenteeism at the manufacturing site and is a potential risk that could negatively impact production, the magnitude of which depends, in part, on the length and severity of the restrictions and other limitations on their ability to conduct business in the ordinary course.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, and the impact of these and other factors on our operations, employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

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

Beyond the commercial impact that the COVID-19 pandemic may have on our operations, our clinical and development programs have been adversely effected. Our ongoing clinical trials, the post-approval platelet studies, RedeS and ReCePI, as well as studies to support label expansion for our platelet program in the U.S. were previously delayed because of COVID-19. Many hospital sites have not yet resumed enrollment and those that have are proceeding at a reduced capacity. Further delays may recur in the future if patient enrollment sites need to pause participation in our clinical trials and studies. Should the crisis persist or heighten, our ability to commence and complete any contemplated studies may also be negatively impacted. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed under our BARDA contract, our cash flows would be negatively impacted and/or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides and we are able to restart many suspended or delayed activities.

In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, while BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate.

We depend substantially upon the commercial success of the INTERCEPT Blood System for platelets and plasma in the United States, or U.S., and our inability to successfully commercialize the INTERCEPT Blood System in the U.S. would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets and plasma for the U.S. market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the U.S. in a timely manner. In December 2014, we received U.S. regulatory approval of the INTERCEPT Blood System for platelets and plasma, with certain restrictions regarding usage, and although the INTERCEPT Blood System is now commercially available in the U.S., we have no prior experience commercializing any products in the U.S. and we may be unable to commercialize the INTERCEPT Blood System in the U.S. successfully or in a timely manner, or at all. The broad successful commercial adoption of any product, particularly involving novel technologies, is often dependent upon the seller earning a level of trust from and familiarity with customers, which can take time to develop. In addition, although we received the U.S. Food and Drug Administration, or FDA, approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts in 2020 have been largely focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet and plasma units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” The guidance document requires all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than 18 months from the issuance date. Although the INTERCEPT Blood System is one of the options available to U.S. blood centers for compliance, we cannot predict when, if ever, U.S. customers will adopt INTERCEPT over other options or at what levels. Significant product revenue from customers in the U.S. may not occur timely, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. Similar to our experience in foreign jurisdictions, some potential customers in the U.S. have chosen to first validate our technology or conduct other pre-adoption activities prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. Further, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. If the COVID-19 crisis persists, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial product revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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

The INTERCEPT Blood System does not inactivate all known pathogens, and the inability of the INTERCEPT Blood System to inactivate certain pathogens may limit its market adoption. For example, our products have not been demonstrated to be effective in the reduction of certain non-lipid-enveloped viruses, including hepatitis A and E viruses, due to these viruses’ biology. In addition, our products have not demonstrated a high level of reduction for human parvovirus B-19, which is also a non-lipid-enveloped virus. Although we have shown high levels of reduction of a broad spectrum of lipid-enveloped viruses, prospective customers may choose not to adopt our products based on considerations concerning inability to inactivate, or limited reduction, of certain non-lipid-enveloped viruses. Similarly, although our products have been demonstrated to effectively inactivate spore-forming bacteria, our products have not been shown to be effective in reducing bacterial spores once formed. In addition, our products do not inactivate prions since prions do not contain nucleic acid. While transmission of prions has not been a major problem in blood transfusions, and we are not aware of any competing products that inactivate prions, the inability to inactivate prions may limit market adoption of our products. In addition, while we have data supporting INTERCEPT’s ability to inactivate SARS-CoV-1 and MERS, both coronaviruses, we have only limited data supporting INTERCEPT’s efficacy in inactivating the SARS-CoV-2 virus (the virus that causes COVID-19). We recently announced an amended collaboration with BARDA to study INTERCEPT’s pathogen inactivation efficacy against the SARS-CoV-2 virus and have several other studies underway, though we cannot assure you that the results of these studies will be successful. Furthermore, due to limitations of detective tests, we cannot exclude that a sufficient quantity of pathogen or pathogens may still be present in active form, which could present a risk of infection to the transfused patient. Should INTERCEPT-treated components contain detectable levels of pathogens after treatment, the efficacy of INTERCEPT may be called into question, whether or not any remaining pathogens are the result of INTERCEPT’s efficacy or other factors. Such uncertainties may limit the market adoption of our products.

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

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. We understand that due to the COVID-19 pandemic, many hospitals are consolidating, are laying off workers or are filing for bankruptcy protection, and other hospitals may have such significant budget shortages that they unable to afford pathogen-reduced blood components. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the federal and, in some cases, state levels, regulators, healthcare facilities and third-party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third-party payors for health care services and may never be covered. Even if we received national reimbursement for our products, we may not be able to convince blood center customers to change their operating practices and produce INTERCEPT-treated platelets and plasma. In the U.S., we obtained HCPCS reimbursement codes for INTERCEPT-treated platelets and plasma in the outpatient setting in 2015. The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third-party payors, including under HCPCS codes, the costs and expenses related to use of the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. Governmental or third-party payors may change reimbursement rates, year over year, or in reaction to submitted claims for reimbursement of costs and expenses related to blood components treated with INTERCEPT. If the costs to the hospital for INTERCEPT processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, or if reimbursement rates are decreased in any given year for blood components treated with INTERCEPT, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. We cannot guarantee the long-term volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT-treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT-treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. In

September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” The guidance document requires all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than 18 months from the issuance date. Blood centers may wait until later in the compliance grace period before beginning to take steps to implement INTERCEPT. Should the American Red Cross or a large number of blood centers wait, we may not have sufficient resources or product available to allow customers to timely and successfully implement INTERCEPT before the end of the compliance grace period. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customer with implementing the INTERCEPT Blood System, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. Also, if the COVID-19 crisis persists, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE Mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our product. The review period for a new MAA can be up to 12 months or longer following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our results of operations and financial results. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. Similar to the U.S., German blood centers will need to successfully market and sell to their hospital customers and understand and assist with the steps that are needed at the hospital level in Germany to administer pathogen-reduced platelets. Should German blood centers not adequately market and sell or assist their hospital customers or if hospitals object, or are slow implementing the steps needed to procure and administer pathogen reduced platelets, our market in Germany many be limited or be slow to realize acceptance.

In July 2017, we entered into new agreements with EFS to supply illuminators and platelet and plasma disposable kits. The agreement for supply of illuminators and platelet disposable kits provided for a base term of two years, with two options for EFS to extend for one year each, both of which have been exercised by EFS. In January 2020, we entered into a new agreement with EFS to supply plasma disposable kits and maintenance services for illuminators for a base term of two years, with two options for EFS to extend for one year each. While EFS has standardized production of its platelets using the INTERCEPT Blood System, we cannot provide any assurance that the national deployment of INTERCEPT to treat platelets in France will be sustainable or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract. If we are unable to continue to successfully support EFS’ national adoption of the INTERCEPT Blood System for Platelets, EFS’ use of the INTERCEPT Blood System for Plasma or the final commercial terms of any subsequent contract for platelet or plasma disposable kits are less favorable than the terms under our existing contracts, our financial results may be adversely impacted. Our contracts with EFS do not contain purchase volume commitments and as such, we may see variability in purchase levels or an altogether cessation.

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

We may never achieve a profitable level of operations. Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have been approved in the U.S. only since December 2014 and are not approved in many countries around the world. Similarly, our extended-storage cryoprecipitate PMA supplement is not yet approved in the U.S. or anywhere else in the world. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales. At our present and expected 2020 sales levels of the platelet and plasma systems, our costs to manufacture, distribute, market, sell, support the systems and develop new products are and are expected to continue to be in excess of our product revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. We expect to invest in research and development costs as we pursue a PMA supplement for extended-storage cryoprecipitate and hire employees and possibly retain contract resources to build a specialized commercial effort to sell that product directly to hospitals. Even if we were to receive approval for a PMA supplement for extended-storage cryoprecipitate, we may not receive approval of label claims for all indications or for indications with the highest unmet need or for optimal market acceptance. We expect to incur additional research and development costs associated with the development of different configurations of existing product candidates and products including extended-storage cryoprecipitate and our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE Mark approval for our red blood cell system in Europe. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities. Presently, we anticipate that the stress of COVID-19 on healthcare systems around the globe may negatively impact our ability to conduct clinical trials in the near term due primarily to the lack of resources at clinical trial sites and the resulting challenge to enroll patients in these trials. For example, for a brief time, several of the hospital clinical trial sites for our RedeS and ReCePI studies suspended enrollment and several red blood cell production partners for the studies suspended production in order to conserve red blood cells to meet hospital demand during the pandemic. The timing of other planned clinical trials has also been delayed due to the pandemic. Many hospital sites have not yet resumed enrollment and those that have are proceeding at a reduced capacity. Further delays may recur in the future, if patient enrollment sites need to pause participation in our clinical trials and studies and we cannot be certain that further disruption due to the COVID-19 pandemic can be avoided should the pandemic spike again.

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

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, extreme weather or other natural forces, terrorist activity or general concerns over employee safety. In addition, during the current COVID-19 pandemic, several of the hospital clinical trial sites for our RedeS and ReCePI temporarily suspended the studies and several red blood cell production partners for the studies temporarily suspended production in order to conserve red blood cells to meet hospital demand during the pandemic. While certain enrollment sites and blood center production partners have resumed enrolling patients and producing INTERCEPT-treated red blood cells, many hospital sites have not yet resumed enrollment and those that have are proceeding at a reduced capacity. Further delays may recur in the future should the COVID-19 pandemic persist or heighten. We have restricted travel by our employees in states that are subject to mandatory stay-at-home orders and may again in the future need to restrict travel to certain clinical trial sites for monitoring site visits or to otherwise manage the trial. Significant delays in clinical testing could also materially impact our clinical trials. Some clinical sites for the RedeS study are located in areas that are also subject to disruption by severe weather such as flooding, hurricanes or other natural forces such as earthquakes, which have delayed enrollment and progress of the RedeS study in the past. We cannot be certain that further delays in the RedeS study or other clinical trials will not occur because of the pandemic or otherwise. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

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

If any additional product candidates receive approval for commercial sale in the U.S., or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require one or more post-approval clinical or in vitro studies as a condition of approval, such as the post-approval clinical study we are conducting in connection with the approval of the platelet system and the additional post-approval study that we are required to conduct on recovery and survival of platelets suspended in 100% plasma in connection with the expanded label claim that we received for the platelet system. Each of these studies and any additional studies that the FDA may require could involve significant expense and may require us to secure adequate funding to complete. In addition, enrollment of post-marketing studies may be difficult to complete timely if customers of blood centers are reluctant to accept conventional, non-INTERCEPT-treated products once INTERCEPT products become available to them. Other regulatory authorities outside of the U.S. may also require post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion,” requiring all blood collection facilities to comply with the options available under the guidance document for all platelet collections. Our INTERCEPT Blood System for platelets is an approved option for blood centers to meet the guidance document requirements. However, we do not yet have approved label claims for all platelet processing standards. Our inability to meet such operational or processing constraints may impair our potential results permanently or until we are able to obtain such claims, or customers may be forced to choose alternative options to comply with the guidance document by the end of the 18-month compliance grace period, March 31, 2021. Should that occur, we may be unable to subsequently convert blood centers to INTERCEPT Blood System for platelets which would limit our market potential. In addition, we do not know what effect, if any, the COVID-19 pandemic will have on blood centers abilities to comply with the guidance document or if the FDA will continue to enforce the compliance date of March 2021. If the COVID-19 crisis persists, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. Outside the U.S., regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE Mark documentation, countries outside the E.U. may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require in-country clinical trial data, among other requirements, or that our products be widely adopted commercially in Europe and the U.S., or may delay such approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the U.S., Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products and the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. In Germany, blood centers need to obtain marketing authorizations before they can submit for reimbursement or sell to hospitals. Significant product changes or changes in the way customers use our products may require amendments or supplemental approvals to licenses already obtained. Blood centers that do submit applications, supplements or amendments for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

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

We will need to successfully conduct and complete license enabling Phase 3 clinical trials in the U.S. and to generate sufficient chronic anemia data for licensure. The COVID-19 pandemic has caused disruption in enrolling patients in two Phase 3 clinical trials in the U.S. While those trials are currently enrolling patients, they may be disrupted again should the pandemic heighten. Even prior to the pandemic, our ReCePI study in complex cardiovascular surgery patients had been slower to enroll due to a variety of factors including low frequency of administering red blood cells to the patient population. If we are unable to enroll a sufficient number of patients from the ReCePI study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data, including the potential for additional Phase 3 clinical trials beyond what is currently contemplated with the RedeS and ReCePI studies. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in chronic anemia patients may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete these perquisite Phase 3 clinical trials or otherwise generate sufficient Phase 3 clinical data, nor can there be any assurance that we and the FDA will agree to any trial protocol we propose or that we will otherwise obtain FDA clearance to initiate an additional Phase 3 clinical trial. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. The FDA has recently agreed to modify the criteria for a clinical pause in the RedeS study if we see three or more treatment emergent antibodies with amustaline specificity without evidence of hemolysis in patients receiving INTERCEPT-treated red blood cells in that study. We will now be allowed to continue study enrollment for the RedeS study while we investigate the clinical significance of the antibodies. If we determine that there is no clinical significance and no impact on patients, then there will be no impact on study enrollment. If treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. Should we see events where antibodies to amustaline (S-303) are formed without evidence of hemolysis, the Data and Safety Monitoring Board, or DSMB, and we will need to assess the underlying information and either agree to continue the study or either delay completion of the study or permanently halt the study until we can demonstrate that the antibodies were not clinically significant. To date, two S-303 antibody events without evidence of hemolysis have been detected in the RedeS study. We do not yet know if the S-303 antibody events were in the control or test arm, however the events are not clinically significant. These events have been reviewed by the DSMB who did not express concerns with respect to patient safety. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data and/or reach agreement with the FDA on a Phase 3 clinical trial design for our red blood cell system, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond that which we currently have. In addition, if the COVID-19 pandemic persists and does not allow us to make progress against the initiatives reimbursed by our BARDA contract, we will experience a negative impact to our planned cash flows and may be forced to furlough or lay off employees which would likely prove disruptive to our management and operations. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for CE Mark approval of the red blood cell system in December 2018 under the MDD, and understand that we will have to re-file under the new MDR from the existing MDD. Accordingly, we do not expect to receive any regulatory approvals of our red blood cell system prior to 2022, if ever. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR, when we transition to that standard. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We may also need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, or if the costs to complete the activities are more than allowed for by our BARDA agreement, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond that which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. Further, while we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. which would have a material adverse effect on our business and business prospects. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. When we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Moreover, customers may not accept the manual configuration of the product and require us to develop a more operationally scalable version of the system which would be expensive and may not be successful. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system even if approved for commercial sale.

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

As a condition to the initial FDA approval of the platelet system, we are required to conduct a post-approval clinical study of the platelet system. Successful enrollment and completion of this study requires that we maintain sufficient INTERCEPT production capabilities with U.S. blood center customers. Delays in supplying INTERCEPT products to blood centers that are providing INTERCEPT-treated platelets to hospitals involved in the study may lead to increased costs to us and may jeopardize our ability to complete the study in a timeframe acceptable to the FDA. Furthermore, blood centers’ ability to produce INTERCEPT-treated platelets and supply hospitals enrolled in the study may be negatively impacted by a shortage of overall platelet availability, constraints in producing platelets in compliance with our approved claims or operational inefficiencies experienced as a result of INTERCEPT treatment. In addition, we must engage with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet system. Further, we are required to conduct a post-approval recovery and survival clinical study in connection with the label expansion approval for the use of the platelet system to treat platelets suspended in 100% plasma. Successful enrollment and completion of this additional study will also require that we identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. Previously these studies had been suspended as a result of the COVID-19 pandemic. If we are unable to complete studies in a timely manner or at all, or the results of the studies reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. In addition, there is a risk that these studies will show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $213.9 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has committed approximately $116.9 million under the base period of the agreement and options exercised. Accordingly, our ability to receive any of the additional $97.0 million in funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. In addition, activities covered under the base period and exercised options may ultimately cost more than is covered by the BARDA contract or require a longer performance period to complete than is remaining on our agreement; if we are unable to secure additional funding or allow for additional time for completion, we would have to incur additional costs to complete the activities or terminate the activities before completion. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. For instance, our RedeS study, which is being funded as part of our agreement with BARDA, has been temporarily suspended at some of our hospital clinical sites and blood centers producing INTERCEPT-treated red blood cells as a result of the COVID-19 pandemic. The study is being conducted in areas that are also subject to disruption due to severe weather such as flooding or hurricane. The uncertainty regarding the duration of the COVID-19 pandemic, and its impact on participating blood centers, hospitals and their patients, severe weather or other natural disaster impacts to sites enrolling our clinical trials may all negatively impact our ability to complete our clinical trials. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreement, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. While BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides and we are able to restart many suspended or delayed activities.

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

In April 2017, we entered into an amended and restated manufacturing and supply agreement with Porex for the continued supply of the compound adsorption devices. Porex is our sole supplier for certain components of and manufacturing of the compound adsorption devices. Under the amended and restated Porex agreement, we are no longer subject to a minimum annual purchase requirement; however, Porex has the right to terminate the agreement, upon 12 months’ prior written notice, if annual production falls below a mutually agreed threshold. The amended and restated Porex agreement was renewed as of January 1, 2020, for an additional two years. In addition, we entered into an amended and restated supply agreement with Brotech Corporation d/b/a Purolite Company, or Purolite, for the supply of raw materials used to make the compound adsorption devices. The amended supply agreement expires in April 2021 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with Nova, which manufacturers our illuminators, currently extends through September 2020 and is automatically renewable for one year terms, but may be terminated by Nova on at least 12 months’ prior written notice. We have not been notified by Nova of their intention to terminate the agreement.

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

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. While we are seeking to generate acceptable data for Amicus collected platelets stored in 100% plasma and Trima platelets stored in PAS, we cannot assure you that the data will be acceptable to the FDA or that we will receive timely approval, if ever. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. Our failure to obtain FDA and foreign regulatory approvals of any new configurations could significantly limit product revenue from sales of the platelet system. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product and maintain an adequate concentration for a triple therapeutic dose. In any event, delays in receipt or failure to receive approval could reduce our sales and negatively impact our profitability potential and future growth prospects. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. The COVID-19 pandemic has previously delayed certain product configuration activities, including extended storage platelets for the U.S. market and data generation for a platelet set used to treat and provide three therapeutic doses from a single platelet donor in the U.S. While activities surrounding these product configuration activities have resumed, should the pandemic persist or heighten and limit our ability to generate the aforementioned data needed for licensure, beyond the end of the compliance grace period covered by the FDA guidance document for platelet safety, customers and prospective customers may choose to implement other acceptable alternatives under the guidance document. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. These development activities will increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Delays in obtaining any future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our product revenue and potential future profitability.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercial launch of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

While we expect to receive significant funding under our five-year agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under the agreement, including with respect to the conduct of the RedeS and ReCePI studies, enrollment for which has been suspended at many of the hospital sites due to the COVID-19 pandemic. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides and we are able to restart many suspended or delayed activities. In addition, if we are unable to generate sufficient perquisite Phase 3 clinical data, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. While BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

As of June 30, 2020, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $44.5 million. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Term Loan Credit Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving

Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement.

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

Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. These include those that are used directly by our operations and those used by critical service providers and suppliers, including our manufacturing partners. As use of information technology systems has increased, deliberate attacks and attempts to gain unauthorized access to computer systems and networks have increased in frequency and sophistication. Our and our supplier’s information technology, systems and networks are potentially vulnerable to breakdown, malicious intrusion and computer viruses which may result in the impairment of production and key business processes or loss of data or information. We and our suppliers are also potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive data to unauthorized persons. For example, we have in the past and may in the future be subject to “phishing” attacks in which third parties send emails purporting to be from reputable sources. Phishing attacks may attempt to obtain personal information, infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information. Although we have not experienced any losses as a result of such attacks or any other breaches of data security, such breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, distributors, customers and others. We know that certain of our suppliers have been successfully attacked by certain malware aimed at extracting a ransom. Should such breaches occur in the future, production may be impacted, information infiltrated or other records and information compromised or lost. Breaches and other inappropriate access can be difficult to detect and any delay in identifying them could increase their harm. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Any such breaches of security and inappropriate access could disrupt our operations, harm our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).
10.1*±	Nonqualified Plan Service and Expense Agreement, by and between Cerus Corporation and Principal Life Insurance Company, dated May 21, 2020.

10.2*	The Executive Nonqualified Excess Plan Adoption Agreement, dated May 21, 2020.
10.3*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 3, 2020.
10.4*	Amended and Restated 2008 Equity Incentive Plan, effective June 3, 2020.
31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (5)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
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
±

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

CERUS CORPORATION

Date: August 4, 2020	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)