Form 10-Q
period 2020-09-30
CERUS CORP
filed 2020-10-29
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 20, 2020, there were 167,141,975 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,950	$34,986
Short-term investments	106,174	50,732
Accounts receivable	16,236	16,882
Inventories	19,460	19,490
Prepaid and other current assets	6,479	6,018
Total current assets	177,299	128,108
Non-current assets:
Property and equipment, net	14,261	14,898
Goodwill	1,316	1,316
Operating lease right-of-use assets	13,470	14,122
Intangible assets, net	-	132
Restricted cash	2,522	2,435
Other assets	4,486	4,524
Total assets	$213,354	$165,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,244	$22,185
Accrued liabilities	19,545	20,951
Debt – current	4,982	5,017
Operating lease liabilities – current	1,857	1,613
Deferred product revenue	561	570
Total current liabilities	46,189	50,336
Non-current liabilities:
Debt – non-current	39,545	39,414
Operating lease liabilities – non-current	17,263	18,406
Other non-current liabilities	1,122	327
Total liabilities	104,119	108,483
Commitments and contingencies
Stockholders' equity:
Common stock	167	144
Additional paid-in capital	1,003,748	906,905
Accumulated other comprehensive income	907	114
Accumulated deficit	(895,587)	(850,111)
Total stockholders' equity	109,235	57,052
Total liabilities and stockholders' equity	$213,354	$165,535

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product revenue	$23,607	$18,019	$63,721	$53,732
Cost of product revenue	10,953	7,583	28,978	24,126
Gross profit on product revenue	12,654	10,436	34,743	29,606
Government contract revenue	5,584	4,827	16,938	13,554
Operating expenses:
Research and development	15,921	16,081	47,349	43,938
Selling, general and administrative	16,299	16,140	48,324	49,041
Total operating expenses	32,220	32,221	95,673	92,979
Loss from operations	(13,982)	(16,958)	(43,992)	(49,819)
Non-operating expense, net:
Foreign exchange gain (loss)	490	(254)	540	(311)
Interest expense	(930)	(1,031)	(2,794)	(5,105)
Other income, net	351	336	962	1,095
Total non-operating expense, net	(89)	(949)	(1,292)	(4,321)
Loss before income taxes	(14,071)	(17,907)	(45,284)	(54,140)
Provision for income taxes	68	60	192	181
Net loss	$(14,139)	$(17,967)	$(45,476)	$(54,321)

Net loss per share:
Basic and diluted	$(0.08)	$(0.13)	$(0.28)	$(0.39)
Weighted average shares used for calculating net loss per share:
Basic and diluted	166,572	140,908	162,800	138,779

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(14,139)	$(17,967)	$(45,476)	$(54,321)
Other comprehensive (loss) income
Unrealized (losses) gains on available-for-sale investments, net of taxes	(218)	48	793	420
Comprehensive loss	$(14,357)	$(17,919)	$(44,683)	$(53,901)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	144,291	$144	$906,905	$114	$(850,111)	$57,052
Issuance of common stock from public offerings, net of offering costs	17,867	18	67,094	—	—	67,112
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	1,803	2	1,191	—	—	1,193
Stock-based compensation	—	—	3,754	—	—	3,754
Other comprehensive loss	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	(16,466)	(16,466)
Balances as of March 31, 2020	163,961	164	978,944	(123)	(866,577)	112,408
Issuance of common stock from public offering, net of offering costs	1,471	1	9,428	—	—	9,429
Issuance of common stock from exercise of stock options and vesting of restricted stock units	580	1	1,604	—	—	1,605
Stock-based compensation	—	—	4,706	—	—	4,706
Other comprehensive income	—	—	—	1,248	—	1,248
Net loss	—	—	—	—	(14,871)	(14,871)
Balances as of June 30, 2020	166,012	166	994,682	1,125	(881,448)	114,525
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	1,062	1	4,220	—	—	4,221
Stock-based compensation	—	—	4,846	—	—	4,846
Other comprehensive income	—	—	—	(218)	—	(218)
Net loss	—	—	—	—	(14,139)	(14,139)
Balances as of September 30, 2020	167,074	$167	$1,003,748	$907	$(895,587)	$109,235

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	136,853	$136	$863,531	$(281)	$(778,867)	$84,519
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	965	2	682	—	—	684
Stock-based compensation	—	—	2,878	—	—	2,878
Other comprehensive income	—	—	—	211	—	211
Net loss	—	—	—	—	(18,792)	(18,792)
Balances as of March 31, 2019	137,818	138	867,091	(70)	(797,659)	69,500
Issuance of common stock from public offering, net of offering costs	1,978	2	9,834	—	—	9,836
Issuance of common stock from exercise of stock options and vesting of restricted stock units	265	—	558	—	—	558
Stock-based compensation	—	—	3,139	—	—	3,139
Other comprehensive income	—	—	—	161	—	161
Net loss	—	—	—	—	(17,562)	(17,562)
Balances as of June 30, 2019	140,061	140	880,622	91	(815,221)	65,632
Issuance of common stock from public offering, net of offering costs	1,471	1	7,913	—	—	7,914
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	478	1	1,585	—	—	1,586
Stock-based compensation	—	—	3,595	—	—	3,595
Other comprehensive income	—	—	—	48	—	48
Net loss	—	—	—	—	(17,967)	(17,967)
Balances as of September 30, 2019	142,010	$142	$893,715	$139	$(833,188)	$60,808

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net loss	$(45,476)	$(54,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,298	1,781
Stock-based compensation	13,306	9,612
Non-cash operating lease cost	962	1,224
Net loss on sale of available-for-sale securities	256	—
Loss on disposal of property and equipment	—	14
Non-cash interest expense	358	343
Changes in operating assets and liabilities:
Accounts receivable	646	(5,750)
Inventories	(75)	(7,459)
Other assets	119	1,876
Accounts payable	(2,756)	3,005
Accrued liabilities and other non-current liabilities	(1,914)	(1,377)
Manufacturing and development obligations	—	(6,288)
Deferred product revenue	(9)	63
Net cash used in operating activities	(32,285)	(57,277)
Investing activities
Capital expenditures	(1,149)	(8,460)
Purchases of investments	(94,028)	(34,756)
Proceeds from maturities and sale of investments	38,017	62,000
Net cash (used in) provided by investing activities	(57,160)	18,784
Financing activities
Net proceeds from equity incentives	6,984	2,854
Net proceeds from public offerings	76,547	17,803
Net (payment on) proceeds from revolving line of credit	(35)	4,993
Proceeds from loans	—	39,433
Repayment of debt	—	(31,080)
Net cash provided by financing activities	83,496	34,003
Net decrease in cash, cash equivalents and restricted cash	(5,949)	(4,490)
Cash, cash equivalents and restricted cash, beginning of period	37,421	31,587
Cash, cash equivalents and restricted cash, end of period	$31,472	$27,097

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any future periods.

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

The Company receives reimbursement under its U.S. government contracts that supports research and development of defined projects. See “Note 10. Development and License Agreements—Agreement with BARDA”. The contracts generally provide for reimbursement of approved costs incurred under the terms of the contracts. Revenue related to the cost reimbursement provisions under the Company’s U.S. government contracts is recognized as the qualified direct and indirect costs on the projects are incurred. The Company invoices under its U.S. government contracts using the provisional rates in the government contracts and thus is subject to future audits at the discretion of the government. These audits could result in an adjustment to government contract revenue previously reported, which adjustments potentially could be significant. The Company believes that government contract revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. Costs incurred related to services performed under the contracts are included as a component of research and development or selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contracts.

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and nine months ended September 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product revenue:
Europe, Middle East and Africa	$14,527	$12,806	$41,210	$38,207
North America	8,465	4,792	20,942	14,501
Other	615	421	1,569	1,024
Total product revenue	$23,607	$18,019	$63,721	$53,732

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally requires payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration are estimated to be unconditional. The Company had no contract assets at September 30, 2020 and December 31, 2019.

Contract liabilities mainly consist of deferred product revenue related to maintenance services, unshipped products, and uninstalled illuminators. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the service period. The increase in the deferred product revenue balance as of September 30, 2020, is primarily driven by performance obligations not satisfied but invoiced as of September 30, 2020, offset by $0.5 million of product revenue recognized that were included in the deferred product revenue balance as of December 31, 2019.

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan's long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of September 30, 2020 and December 31, 2019, $0.1 million and zero, respectively, were included in other assets, net, which represents the cash surrender value of the associated life insurance policies, and $0.1 million and zero, respectively, were included in other long-term liabilities, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in other income (expense), net, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of September 30, 2020, the Company’s “Restricted cash” primarily consisted of a letter of credit relating to the lease of the Company’s office building. As of September 30, 2020 and December 31, 2019, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At September 30, 2020, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers and three customers that accounted for more than 10% of the Company’s outstanding trade receivables at both September 30, 2020 and December 31, 2019, respectively. These customers cumulatively represented approximately 59% and 56% of the Company’s outstanding trade receivables at September 30, 2020 and December 31, 2019, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At September 30, 2020 and December 31, 2019, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 month shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production within the next 12-month period and evaluates its finished units in order to sell to existing and prospective customers within the next 12-month period. It is not customary for the Company’s production cycle for inventory to exceed 12 months. Instead, the Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At September 30, 2020 and December 31, 2019, the Company classified its work-in-process inventory as a current asset on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent 12-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At both September 30, 2020 and December 31, 2019, the Company had $0.1 million recorded for potential obsolete, expiring or unsalable product.

Property and Equipment, net

Property and equipment is comprised of furniture, equipment, leasehold improvements, construction-in-progress, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. During the nine months ended September 30, 2020 and 2019, the Company had non-cash purchases of capital expenditures of $0.3 million and $2.9 million, respectively.

Goodwill and Intangible Assets, net

Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, were subject to ratable amortization over the original estimated useful life of ten years. Intangible assets were fully amortized as of September 30, 2020. Accumulated amortization of intangible assets as of September 30, 2020 and December 31, 2019, was $2.0 million and $1.9 million, respectively. Goodwill is not amortized, but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each fiscal year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative goodwill impairment test. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative impairment test; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The quantitative goodwill impairment test compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates in one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill in the Company’s one reporting unit.

As a matter of policy, the Company performs an impairment test on its intangible assets, should they exist, if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. During the three and nine months ended September 30, 2020 and 2019, there were no impairment charges recognized related to the acquired intangible assets.

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

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns for years 2000 through 2019, California tax returns for years through 2018, and Netherlands tax returns for years 2016 through 2019 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a valuation allowance on substantially all of its net deferred tax assets.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and nine months ended September 30, 2020 and 2019, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2020 and 2019 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average number of anti-dilutive potential shares:
Stock options	17,811	17,340	17,888	17,559
Restricted stock units	5,751	4,148	5,401	3,107
Employee stock purchase plan rights	75	4	16	2
Total	23,637	21,492	23,305	20,668

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at September 30, 2020 and December 31, 2019.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at September 30, 2020 (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$7,360	$—	$—	$—	$7,360
United States government agency securities	33,602	127	(2)	—	33,727
Corporate debt securities	71,665	782	—	—	72,447
Total available-for-sale securities	$112,627	$909	$(2)	$—	$113,534

The following is a summary of available-for-sale securities at December 31, 2019 (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$8,860	$—	$—	$8,860
United States government agency securities	15,545	16	—	15,561
Corporate debt securities	35,073	98	—	35,171
Total available-for-sale securities	$59,478	$114	$—	$59,592

Available-for-sale securities at September 30, 2020 and December 31, 2019, consisted of the following by contractual maturity (in thousands):

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$69,843	$70,200	$43,822	$43,907
Greater than one year and less than five years	42,784	43,334	15,656	15,685
Total available-for-sale securities	$112,627	$113,534	$59,478	$59,592

The following table shows all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities	$5,070	$(2)	$—	$—	$5,070	$(2)

As of December 31, 2019, the Company did not have any available-for-sale securities in an unrealized net loss position.

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit loss, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and nine months ended September 30, 2020 and 2019, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The Company recorded gross realized gains of less than $0.1 million and did not record any realized losses from the sale or maturity of available-for-sale investments during the three months ended September 30, 2020. The Company recorded gross realized gains of less than $0.1 million and gross realized losses of $0.3 million from the sale or maturity of available-for-sale investments during the nine months ended September 30, 2020. The Company did not record any gross realized gains or losses from the sale or maturity of available-for-sale investments during the three and nine months ended September 30, 2019.

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

To estimate the fair value of Level 2 debt securities as of September 30, 2020, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at September 30, 2020 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$7,360	$7,360	$—	$—
United States government agency securities	Short-term investments	33,727	—	33,727	—
Corporate debt securities	Short-term investments	72,447	—	72,447	—
Total financial assets		$113,534	$7,360	$106,174	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2019 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$8,860	$8,860	$—	$—
United States government agency securities	Short-term investments	15,561	—	15,561	—
Corporate debt securities	Short-term investments	35,171	—	35,171	—
Total financial assets		$59,592	$8,860	$50,732	$—

The Company did not have any transfers among fair value measurement levels during the three and nine months ended September 30, 2020.

Note 3. Inventories

Inventories at September 30, 2020 and December 31, 2019, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Work-in-process	$4,279	$5,160
Finished goods	15,181	14,330
Total inventories	$19,460	$19,490

Note 4. Accrued Liabilities

Accrued liabilities at September 30, 2020 and December 31, 2019, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation and related costs	$10,664	$12,703
Accrued professional services	3,186	3,489
Accrued development costs	1,543	1,468
Other accrued expenses	4,152	3,291
Total accrued liabilities	$19,545	$20,951

Note 5. Debt

Debt at September 30, 2020, consisted of the following (in thousands):

	September 30, 2020
	Principal	Unamortized Discount	Total
Term Loan Credit Agreement	$40,000	$(455)	$39,545
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$40,000	$(455)	$39,545

Debt at December 31, 2019, consisted of the following (in thousands):

	December 31, 2019
	Principal	Unamortized Discount	Net Carrying Value
Term Loan Agreement	$40,000	$(586)	$39,414
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$40,000	$(586)	$39,414

Principal, interest and fee payments on Term Loan Credit Agreement at September 30, 2020, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2020 (remainder)	$—	$758	$758
2021	—	3,042	3,042
2022	15,000	2,660	17,660
2023	20,000	1,203	21,203
2024	5,000	1,264	6,264
Total	$40,000	$8,927	$48,927

Loan Agreements

On March 29, 2019 (the “Closing Date”), the Company entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) with MidCap Financial Trust (“MidCap”) to borrow up to $70 million in three tranches (collectively “2019 Term Loan”), with a maturity date of March 1, 2024. The first advance of $40.0 million (“Tranche 1”) was drawn by the Company on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under a prior loan agreement. The Company repaid principal and interest in an aggregate amount equal to approximately $31.2 million and prepayment fees in an aggregate amount equal to approximately $0.6 million, and terminated all obligations under the prior loan agreement. As a result, the Company recorded a loss of $2.1 million on the extinguishment of the prior loan agreement in “Interest expense” on the Company's condensed consolidated statements of operations. The second advance of $15.0 million (“Tranche 2”) will be available to the Company from January 1, 2020 through December 31, 2020, subject to the Company’s satisfaction of certain conditions described in the Term Loan Credit Agreement, and (ii) the third advance of $15.0 million (“Tranche 3”) will be available to the Company starting April 1, 2020, through March 31, 2021, subject to the Company’s satisfaction of certain other conditions described in the Term Loan Credit Agreement. The borrowings under the 2019 Term Loan bears interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one month LIBOR. The effective interest rate on the Term Loan at September 30, 2020, was approximately 7.50%. All three tranches require interest only payments through March 1, 2022, followed by 24 months of payments with interest and equal payment of principal. The interest only payment period can be extended for 12 months upon achievement of a specified trailing 12-month net revenue target. Prepayments of the 2019 Term Loan under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary of the applicable funding date, at which time there is no early termination fee. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company.

The Company also entered into a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) with MidCap on March 29, 2019, to initially borrow up to $5.0 million. The amount borrowed under the Revolving Loan Credit Agreement can be increased, upon request by the Company by up to an additional $15.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Revolving Loan Credit Agreement has a maturity date of March 1, 2024. Amounts drawn under the Revolving Loan Credit Agreement bear interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one-month LIBOR. There are also fractional fees based on the amounts either drawn or undrawn. If the Revolving Loan Credit Agreement is terminated before maturity or the funding obligation is permanently reduced, there are termination fees which decline each anniversary until the third anniversary, at which time there is no termination fee. As of September 30, 2020 and December 31, 2019, the Company had borrowed $5.0 million and $5.0 million, respectively, under the Revolving Loan Credit Agreement, which is included in “Debt – current” in the Company’s condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at September 30, 2020. Additionally, both agreements are secured by substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

Nine Months Ended
September 30, 2020
Cash payments for operating leases	$2,567
Right-of-use assets obtained in exchange for operating lease obligations	306

September 30, 2020
Weighted-average remaining lease term	8.7 years
Weighted-average discount rate	8.9%

Future minimum non-cancelable payments under operating leases as of September 30, 2020, were as follows (in thousands):

Operating Leases
2020 (remainder)	$828
2021	3,500
2022	2,975
2023	2,816
2024	2,720
Thereafter	16,053
Total future lease payments	28,892
Less imputed interest	9,772
Present value of lease liabilities	$19,120

The operating lease expense for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Operating lease expense	$846	$853	$2,509	$2,311

As of September 30, 2020, the Company had no leases that have not yet commenced.

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

Sales Agreement

On August 4, 2017, the Company entered into Amendment No. 3 to the Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co. (as amended on August 4, 2017, the “Amended Cantor Agreement”). Under the Amended Cantor Agreement, Cantor also acted as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the nine months ended September 30, 2020, 2.5 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for net proceeds of $13.9 million, after which time  the Amended Cantor Agreement was fully utilized and automatically terminated.

Note 8. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. At September 30, 2020, the Company had 1.8 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. Option awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. At September 30, 2020, 25,000 performance-based stock awards were outstanding.

At September 30, 2020, the Company had an aggregate of approximately 31.5 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 17.4 million shares and 5.8 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 8.3 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2019	16,830	$4.53
Granted	2,237	5.22
Exercised	(1,581)	3.72
Forfeited/canceled	(78)	5.29
Balances at September 30, 2020	17,408	4.69

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2019	4,098	$5.24
Granted (1)	3,379	5.15
Vested (1)	(1,617)	5.05
Forfeited (1)	(94)	5.80
Balances at September 30, 2020	5,766	5.24
(1)	Includes shares issuable under performance-based restricted stock unit awards.

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

Note 9. Income Taxes

The Company recorded income tax expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary.

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

The Supply Agreement also required the Company to make payments to support certain projects Fresenius has and will perform on behalf of the Company related to certain R&D activities and manufacturing efficiency activities for which certain assets have been established in the Company’s condensed consolidated balance sheets. The manufacturing efficiency asset is expensed on a straight-line basis over the life of the Supply Agreement. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The following table summarizes the amounts of prepaid R&D asset and manufacturing efficiency asset at September 30, 2020 and December 31, 2019 (in thousands).

	September 30, 2020	December 31, 2019
Prepaid R&D asset – current (1)	$—	$54
Prepaid R&D asset – non-current (2)	2,102	2,094
Manufacturing efficiency asset (2)	1,165	1,349
(1)	Included in “Prepaid and other current assets” in the Company's condensed consolidated balance sheets.
(2)	Included in “Prepaid and other assets” in the Company's condensed consolidated balance sheets.

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

The Company made payments to Fresenius of $8.0 million and $9.8 million relating to the manufacturing of the Company’s products during the three months ended September 30, 2020 and 2019, respectively, and $22.5 million and $23.3 million during the nine months ended September 30, 2020 and 2019, respectively. The following table summarizes the amounts of the Company’s payables to and receivables from Fresenius at September 30, 2020 and December 31, 2019 (in thousands).

	September 30, 2020	December 31, 2019
Payables to Fresenius (1)	$9,979	$8,470
Receivables from Fresenius (2)	1,234	1,796
(1)	Included in “Accounts Payable” and “Accrued Liabilities” in the Company's condensed consolidated balance sheets.
(2)	Included in “Other current assets” in the Company's condensed consolidated balance sheets.

Agreement with BARDA

In June 2016, the Company entered into an agreement with Biomedical Advanced Research and Development Authority (“BARDA”) to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and options (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In April 2020, BARDA committed an additional $13.8 million raising the committed funding to up to $116.9 million as of September 30, 2020, and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $213.9 million through December 31, 2021. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company is responsible for co-investment of $5.0 million and would be responsible for an additional $9.6 million, if certain Option Periods are exercised. Through September 30, 2020, the Company has incurred approximately $1.9 million related to the co-investment. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

As of September 30, 2020 and December 31, 2019, $4.1 million and $4.2 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

Agreement with FDA

In September 2020, the Company entered into a five-year agreement with the U.S. Food and Drug Administration for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total potential contract value is $11.1 million. As of September 30, 2020, no work had begun under this agreement.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Établissement Français du Sang	24%	28%	23%	28%
American Red Cross	20%	12%	19%	13%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may occur in future periods.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We announced the successful completion of our European Phase 3 clinical trial of our red blood cell system for acute anemia patients in January 2015, and in January 2018, we reported that the primary efficacy and safety endpoints were successfully achieved in our European Phase 3 clinical trial for chronic anemia patients. Based on the results of those trials, we filed for CE Mark approval in the European Union in December 2018, though we now know that we will have to transition from the Medical Device Directive, or MDD, to the Medical Device Regulation, or MDR, and do not expect an approval decision until 2022, if ever. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval. In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. In 2017, we initiated a Phase 3 clinical, double-blind study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, un-treated, red blood cells. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. Due to the COVID-19 pandemic, many of the hospital sites conducting our RedeS and ReCePI studies temporarily suspended enrollment to focus on their response to the pandemic. Should the COVID-19 pandemic persist or heighten, we could see renewed or further delays to trial enrollment. In addition, we will need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA. There can be no assurance that we will be able to successfully complete any such in vitro studies, nor can there be any assurance that we will successfully complete our Phase 3 trial in chronic anemia patients. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in a potential additional Phase 3 clinical trial may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. In September 2020, we began the process of resubmitting for CE Mark approval under the MDR for the red blood cell system with two of four modules submitted. We must demonstrate an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice and ISO standards for the manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. The requirements apply to all suppliers providing raw materials, active ingredients, intermediates and final product. Approval is not expected before 2022, if ever. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE Mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including successfully completing the RedeS and ReCePI studies and an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the Biomedical Advanced Research and Development Authority, or BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment for the RedeS and ReCePI studies because of the COVID-19 pandemic or any other reason, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including continuing U.S. commercialization of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our government contracts, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

In addition to the product revenues from sales of our platelet and plasma systems, we anticipate that we will continue to recognize revenue from our government contracts. We recognize government contract revenue associated with the government contracts as qualified costs are incurred for reimbursement over the performance period.

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

The agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of September 30, 2020, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $116.9 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $213.9 million through December 31, 2021. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We are currently responsible for co-investment of approximately $5.0 million, and would be responsible for an additional $9.6 million, if certain additional Option Periods are exercised by BARDA. See Note 10, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with BARDA.

FDA

In September 2020, we entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. Under the agreement, we are reimbursed and will recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The total potential contract value is $11.1 million. As of September 30, 2020, no work had begun under this agreement. See Note 10, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with FDA.

Cantor

See Note 7, Stockholders’ Equity, in Part I of this Quarterly Report on Form 10-Q for further information regarding the recently expired sales agreement with Cantor Fitzgerald & Co. for the issuance and sale of our common stock.

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

Results of Operations

Three and nine months ended September 30, 2020 and 2019

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Product revenue	$23,607	$18,019	$5,588	31%	$63,721	$53,732	$9,989	19%
Government contract revenue	5,584	4,827	757	16%	16,938	13,554	3,384	25%
Total revenue	$29,191	$22,846	$6,345	28%	$80,659	$67,286	$13,373	20%

Product revenue increased during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, primarily due to year-over-year sales volume growth in disposable platelet system kit sales in the U.S., and in Europe, in addition to increased plasma system kit sales in Europe and Middle East regions during the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019.

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

We recognized $5.6 million and $16.9 million of revenue from our BARDA agreement during the three and nine months ended September 30, 2020, respectively, and recognized $4.8 million and $13.6 million of revenue from our BARDA agreement during the three and nine months ended September 30, 2019, respectively, as a result of the direct and indirect contract costs incurred under the BARDA agreement. We are uncertain if or how long the COVID-19 pandemic may disrupt our operations or activities supported by BARDA, but it is possible that reported BARDA revenue may decrease as a result of the COVID-19 pandemic.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Cost of product revenue	$10,953	$7,583	$3,370	44%	$28,978	$24,126	$4,852	20%

Cost of product revenue increased during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019. The increase was primarily due to increased sales, and to a lesser extent a non-routine period charge due to the write-off of certain inventory components that did not meet our quality standards, partially offset by volume tier discounts from a contract manufacturer and the impact of foreign exchange rates.

Our gross margin on product sales was 54% during the three months ended September 30, 2020, compared to 58% during the three months ended September 30, 2019. Our gross margin on product sales was 55% during the nine months ended September 30, 2020, compared to 55% during the nine months ended September 30, 2019. The decrease when comparing three-month periods in gross margin on product sales was primarily due to a non-routine period charge due to the write-off of certain components that did not meet our quality specifications, partially offset by economies of scale and lower per unit costs driven by increased manufacturing production to meet existing and expected growth in demand and the impact of foreign exchange rates. Changes in our gross margin on product sales are affected by various factors, including the volume of product manufactured and the relative per unit pricing in our agreement with Fresenius, exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which products are sold. We may encounter unforeseen manufacturing difficulties, including those related to the COVID-19 pandemic, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

We expect to build inventory levels of both work-in-process and finished goods in quantities sufficient to meet forecasted demand. While our suppliers have initiated business continuity plans with minimal disruption to our supply, we cannot be certain that any prolonged, intensified or worsened effect from the COVID-19 pandemic would not impact our supply chain.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Research and development	$15,921	$16,081	$(160)	(1%)	$47,349	$43,938	$3,411	8%

Research and development expenses remained relatively flat during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Research and development expenses increased during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to costs for our red blood cell program, inclusive of activities related to the BARDA agreement, increased costs associated with product enhancements and initiatives for expanded platelet label claims, and preliminary design efforts on our illuminator.

We expect to incur additional research and development costs associated with planning, enrolling and completing our required post-approval studies for the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., completing activities to support our CE Mark submission for our red blood cell system in Europe, new product development and product enhancements, including potential new label claims, and costs associated with performing the activities under our government contracts. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of global pandemics and natural disasters, including the current COVID-19 pandemic, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Selling, general and administrative	$16,299	$16,140	$159	1%	$48,324	$49,041	$(717)	(1%)

Selling, general, and administrative expenses remained relatively flat during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Selling, general, and administrative expenses decreased during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to lower travel and marketing related expenses experienced as a result of the COVID-19 pandemic.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Foreign exchange gain (loss)	$490	$(254)	$744	(293%)	$540	$(311)	$851	(274%)
Interest expense	(930)	(1,031)	101	(10%)	(2,794)	(5,105)	2,311	(45%)
Other income, net	351	336	15	4%	962	1,095	(133)	(12%)
Total non-operating expense, net	$(89)	$(949)	$860	(91%)	$(1,292)	$(4,321)	$3,029	(70%)

Foreign Exchange Gain (Loss)

We had foreign exchange gain during the three and nine months ended September 30, 2020, compared to the foreign exchange loss during three and nine months ended September 30, 2019, primarily due to more favorable foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense decreased during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the decreased interest rate on our term loan agreement. Interest expense decreased during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the loss of $2.1 million on the extinguishment of a previous loan and security agreement in the nine months ended September 30, 2019.

Other Income, Net

Other income, net increased during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the increase of interest income from our investments in marketable securities. Other income, net decreased during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the loss from the sale of an investment in marketable securities.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2020	2019	Change		2020	2019	Change
Provision for income taxes	$68	$60	$8	13%	$192	$181	$11	6%

 The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of September 30, 2020 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2020. As of September 30, 2020, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, cash from product sales and reimbursements under our BARDA agreement.

As of September 30, 2020 and December 31, 2019, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$28,950	$34,986
Short-term investments	106,174	50,732
Restricted cash	2,522	2,435
Total	$137,646	$88,153

Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of September 30, 2020 and December 31, 2019, we had the following indebtedness (in thousands):

	September 30, 2020	December 31, 2019
Debt – current	$4,982	$5,017
Debt – non-current	39,545	39,414
Total	$44,527	$44,431

Operating Activities

Net cash used in operating activities was $32.3 million during the nine months ended September 30, 2020, compared to $57.3 million net cash used in operating activities during the nine months ended September 30, 2019. The decrease in net cash used in operating activities was primarily related to increased product sales and revenue from our BARDA agreement, partially offset by the timing of payments during the nine months ended September 30, 2020, compared to the same period in 2019. In addition, during the nine months ended September 30, 2019, we made a one-time payment of $6.1 million to Fresenius in August 2019.

Investing Activities

Net cash used in investing activities was $57.2 million during the nine months ended September 30, 2020, compared to $18.8 million net cash provided by investing activities during the nine months ended September 30, 2019. The change period over period was primarily the result of higher purchases of investments during the nine months ended September 30, 2020, resulting from the proceeds from our January 2020 public offering of common stock.

Financing Activities

Net cash provided by financing activities was $83.5 million during the nine months ended September 30, 2020, compared to $34.0 million net cash provided by financing activities during the nine months ended September 30, 2019. The increase in net cash provided by financing activities was primarily due to the proceeds of approximately $62.7 million, net of the underwriting discounts and other issuance costs, received from our January 2020 public offering of common stock, as compared to the net principal proceeds of $7.8 million received during the nine months ended September 30, 2019, from the Term Loan Credit Agreement described in more detail in Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q.

Working Capital

Working capital increased to $131.1 million at September 30, 2020, from $77.8 million at December 31, 2019, primarily due to the cash received from our January 2020 public offering of common stock.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet and plasma systems, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our government agreements, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with government contracts, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

While we expect to receive significant funding under our agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under the agreement, including with respect to the conduct of the RedeS and ReCePI studies, enrollment for which has been suspended at many of the hospital sites due to the COVID-19 pandemic. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. In addition, if we are unable to generate sufficient prerequisite Phase 3 clinical data, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. Furthermore, while BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government agreements, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Commitments and Off-Balance Sheet Arrangements

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

Contractual Commitments

The following summarizes our contractual commitments at September 30, 2020 (in thousands):

Contractual Commitments	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Debt	$53,909	$8,023	$34,464	$11,422	$—
Operating leases	28,892	3,506	5,863	5,443	14,080
Minimum purchase requirements	15,864	10,921	2,272	607	2,064
Other commitments	1,252	1,252	—	—	—
Total contractual obligations	$99,917	$23,702	$42,599	$17,472	$16,144

Debt

See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

Operating Leases

See Note 6, Commitments and Contingencies, in Part I of this Quarterly Report on Form 10-Q for more information on the operating leases.

Minimum Purchase Requirements

Our minimum purchase commitments include certain components of our INTERCEPT Blood System which we purchase from third-party manufacturers, which are not recorded in our condensed consolidated balance sheets as of September 30, 2020.

Other Commitments

Our other commitments primarily consist of obligations related to business insurance financing and certain other warehousing obligations.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the nine months ended September 30, 2020, or for the year ended December 31, 2019. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in Part I of this Quarterly Report on Form 10-Q for more information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2020, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting which occurred during our fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we are currently deemed to be a critical business by national, state and local governments, out of an abundance of caution for our employees and to minimize the spread of COVID-19, we have put restrictions on employee travel and working from our facilities in the United States and Europe. These restrictions have negatively impacted and disrupted at least certain aspects of our business and delayed some of our timelines. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited our ability to support our global and domestic operations, including providing training and technical support, resulting in disruptions in our sales and marketing efforts. In addition, the pandemic has severely restricted the level of economic activity in affected areas and may adversely impact demand for, and sales of, our products. We have deferred certain of our customer events and many planned trade shows have been cancelled and we may further defer or cancel additional customer, employee or industry events, or our participation in such events, in the future. In addition, many new customers and prospective customers have been impacted by the COVID-19 pandemic and their ability to implement new technologies, including INTERCEPT, has and may continue to be negatively impacted. Furthermore, our ability to gain access to customers during the COVID-19 pandemic may continue to be negatively impacted and may limit our ability to prepare customers and sell product. Conversely, during this pandemic, certain existing, new and prospective customers have and may continue to ask for increased utilization of our products beyond what was forecast, and we may not be able to timely satisfy this increase in demand. Customers whose operations have been impacted may have difficulty paying timely, may ask for price reductions or may delay or cancel public tenders. In addition, while our suppliers have initiated business continuity plans with minimal expected disruption to our supply, we cannot be certain that any prolonged, intensified or worsened effect from the crisis would not impact our supply chain. All of the aforementioned could adversely affect our sales, operating results and overall financial performance.

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

In addition, while the potential economic impact brought by the onset, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. To the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.

The COVID-19 pandemic has negatively impacted our ability to perform many clinical trials, studies and activities, including those covered by our agreement with BARDA.

Beyond the commercial impact that the COVID-19 pandemic may have on our operations, our clinical and development programs have been adversely affected. Our ongoing clinical trials, the post-approval platelet studies, RedeS and ReCePI, as well as studies to support label expansion for our platelet program in the U.S. were previously delayed because of COVID-19. Many hospital sites have not yet resumed enrollment and those that have are proceeding at a reduced capacity. Further delays may recur in the future if patient enrollment sites need to pause participation in our clinical trials and studies. Should the crisis persist, heighten, or resurface at locations where we conduct studies or clinical trials, our ability to commence and complete any contemplated studies may also be negatively impacted. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed under our BARDA contract, our cash flows would be negatively impacted and/or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides and we are able to restart many suspended or delayed activities.

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

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets and plasma for the U.S. market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the U.S. in a timely manner. In December 2014, we received U.S. regulatory approval of the INTERCEPT Blood System for platelets and plasma, with certain restrictions regarding usage, and although the INTERCEPT Blood System is now commercially available in the U.S., we have no prior experience commercializing any products in the U.S. and we may be unable to commercialize the INTERCEPT Blood System in the U.S. successfully or in a timely manner, or at all. The broad successful commercial adoption of any product, particularly involving novel technologies, is often dependent upon the seller earning a level of trust from and familiarity with customers, which can take time to develop. In addition, although we received the U.S. Food and Drug Administration, or FDA, approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts in 2020 have been largely focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet and plasma units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” The guidance document requires all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than 18 months from the issuance date. Although the INTERCEPT Blood System is one of the options available to U.S. blood centers for compliance, we cannot predict when, if ever, U.S. customers will adopt INTERCEPT over other options or at what levels. Significant product revenue from customers in the U.S. may not occur timely, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. Similar to our experience in foreign jurisdictions, some potential customers in the U.S. have chosen to first validate our technology or conduct other pre-adoption activities prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. Further, the hospital customers of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. If the COVID-19 crisis persists, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. Similarly, if we are not successful in expanding the label claims for our platelet kits in the U.S., including permitting storage of INTERCEPT-treated platelet units for up to seven days and approval of our processing set for triple dose collections, U.S., blood centers or their hospital customers may choose alternative products in order to comply with the guidance document. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial product revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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

The use of the platelet system results in some processing loss of platelets. If the loss of platelets leads to increased costs, or the perception of increased costs for our customers, or if the use of our product in any way constrains the availability of blood due to platelet loss, or our customers or prospective customers believe that the loss of platelets reduces the efficacy of the transfusable unit, or our process requires changes in blood center or clinical regimens, prospective customers may not adopt our platelet system. Additionally, existing customers may not believe they can justify any perceived operational change or inefficiency by itself or in conjunction with a blood component availability shortage. Certain customers that attempt to optimize collection practices from individual donors in order to increase the volume of transfusable units that can be treated with INTERCEPT from those collections may experience a less optimized yield as a result of adopting INTERCEPT as compared to collecting conventional platelet products. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT-treated platelets. Although certain other studies demonstrate that INTERCEPT-treated platelets retain therapeutic function comparable to conventional platelets, prospective customers may choose not to adopt our platelet system due to considerations relating to corrected count increment, efficacy or other factors.

The INTERCEPT Blood System does not inactivate all known pathogens, and the inability of the INTERCEPT Blood System to inactivate certain pathogens may limit its market adoption. For example, our products have not been demonstrated to be effective in the reduction of certain non-lipid-enveloped viruses, including hepatitis A and E viruses, due to these viruses’ biology. In addition, our products have not demonstrated a high level of reduction for human parvovirus B-19, which is also a non-lipid-enveloped virus. Although we have shown high levels of reduction of a broad spectrum of lipid-enveloped viruses, prospective customers may choose not to adopt our products based on considerations concerning inability to inactivate, or limited reduction, of certain non-lipid-enveloped viruses. Similarly, although our products have been demonstrated to effectively inactivate spore-forming bacteria, our products have not been shown to be effective in reducing bacterial spores once formed. In addition, our products do not inactivate prions since prions do not contain nucleic acid. While transmission of prions has not been a major problem in blood transfusions, and we are not aware of any competing products that inactivate prions, the inability to inactivate prions may limit market adoption of our products. In addition, while we have data supporting INTERCEPT’s ability to inactivate SARS-CoV-1 and MERS, both coronaviruses, we have only limited data supporting INTERCEPT’s efficacy in inactivating the SARS-CoV-2 virus (the virus that causes COVID-19). In April 2020, we announced an amended collaboration with BARDA to study INTERCEPT’s pathogen inactivation efficacy against the SARS-CoV-2 virus and have several other studies underway, though we cannot assure you that the results of these studies will be successful. Furthermore, due to limitations of detective tests, we cannot exclude that a sufficient quantity of pathogen or pathogens may still be present in active form, which could present a risk of infection to the transfused patient. Should INTERCEPT-treated components contain detectable levels of pathogens after treatment, the efficacy of INTERCEPT may be called into question, whether or not any remaining pathogens are the result of INTERCEPT’s efficacy or other factors. Such uncertainties may limit the market adoption of our products.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. We cannot guarantee the long-term volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT-treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT-treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments

and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” The guidance document requires all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than March 31, 2021. Blood centers may wait until later in the compliance grace period before beginning to take steps to implement INTERCEPT. Should the American Red Cross or a large number of blood centers wait, we may not have sufficient resources or product available to allow customers to timely and successfully implement INTERCEPT before the end of the compliance grace period. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customer with implementing the INTERCEPT Blood System, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. Also, if the COVID-19 crisis persists, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. Similarly, if we are not successful in expanding the label claims for our platelet kits in the U.S., including permitting storage of INTERCEPT-treated platelet units for up to seven days and approval of our processing set for triple dose collections, U.S. blood centers or their hospital customers may choose alternative products in order to comply with the guidance document. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE Mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our product. The review period for a new MAA can be up to 12 months or longer following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our results of operations and financial results. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. Similar to the U.S., German blood centers will need to successfully market and sell to their hospital customers and understand and assist with the steps that are needed at the hospital level in Germany to administer pathogen-reduced platelets. Should German blood centers not adequately market and sell or assist their hospital customers or if hospitals object, or are slow implementing the steps needed to procure and administer pathogen reduced platelets, our market in Germany many be limited or be slow to realize acceptance.

In July 2017, we entered into new agreements with EFS to supply illuminators and platelet and plasma disposable kits. The agreement for supply of illuminators and platelet disposable kits provided for a base term of two years, with two options for EFS to extend for one year each, both of which have been exercised by EFS. In January 2020, we entered into a new agreement with EFS to supply plasma disposable kits and maintenance services for illuminators for a base term of two years, with two options for EFS to extend for one year each. While EFS has standardized production of its platelets using the INTERCEPT Blood System, we cannot provide any assurance that the national deployment of INTERCEPT to treat platelets in France will be sustainable or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract. If we are unable to continue to successfully support EFS’ national adoption of the INTERCEPT Blood System for Platelets, EFS’ use of the INTERCEPT Blood System for Plasma or the final commercial terms of any subsequent contract for platelet or plasma disposable kits are less favorable than the terms under our existing contracts, our financial results may be adversely impacted. Our contracts with EFS do not contain purchase volume commitments and as such, we may see variability in purchase levels or an altogether cessation. We understand that use of blood components in France and potentially elsewhere in Europe may be lessening due to the COVID-19 pandemic and the resulting deferrals of elective procedures requiring use of blood components, including those treated with INTERCEPT. This in turn, may negatively impact our potential revenues from existing and prospective customers.

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

In Japan, the Japanese Red Cross controls a significant majority of blood transfusions and exerts a high degree of influence on the adoption and use of blood safety measures in Japan. The Japanese Red Cross has been reviewing preclinical and clinical data on pathogen reduction of blood over a number of years and has yet to make a formal determination to adopt any pathogen reduction approach. We also understand that the Japanese Red Cross had begun formal evaluation of a competing technology. Before the

Japanese Red Cross considers our products, we understand that we may need to commit to making certain product configuration changes, which are currently under development but may not be economically or technologically feasible for us to accomplish.

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

In the past, a meaningful amount of our product revenue has come from sales to distributors for the Russian, other CIS countries, as well as Middle Eastern markets. Weakness and/or instability in worldwide oil prices and the ongoing civil, political and economic disturbances in Russia, Turkey and Ukraine, and their spillover effect on surrounding areas, along with the impact of sanctions imposed against Russia by certain European nations and the U.S., may significantly devalue the Russian Ruble and other CIS currencies and have had and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the E.U., U.S. or both. In particular, the current unprecedented weakness in oil demand and prices may negatively affect our existing and future business opportunities in oil dependent countries and may cause collection difficulties, declining prices or all of the above. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if new sanctions are imposed, the Russian economy and value of the Ruble or other CIS currencies may weaken, and our business in Russia and other CIS countries may be negatively impacted further or never recover to historical levels.

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

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, extreme weather or other natural forces, terrorist activity or general concerns over employee safety. In addition, during the current COVID-19 pandemic, several of the hospital clinical trial sites for our RedeS and ReCePI temporarily suspended the studies and several red blood cell production partners for the studies temporarily suspended production in order to conserve red blood cells to meet hospital demand during the pandemic. While certain enrollment sites and blood center production partners have resumed enrolling patients and producing INTERCEPT-treated red blood cells, many hospital sites have not yet resumed enrollment and those that have are proceeding at a reduced capacity. Further delays or a resurgence of COVID-19 at sites where we are conducting studies and trials may recur in the future should the COVID-19 pandemic persist or heighten. We have restricted travel by our employees in states that are subject to mandatory stay-at-home orders and may again in the future need to restrict travel to certain clinical trial sites for monitoring site visits or to otherwise manage the trial. Significant delays in clinical testing could also materially impact our clinical trials. Some clinical sites for the RedeS study are located in areas that are also subject to disruption by severe weather such as flooding, hurricanes or other natural forces such as earthquakes, which have delayed enrollment and progress of the RedeS study in the past. We cannot be certain that further delays in the RedeS study or other clinical trials will not occur because of the pandemic or otherwise. Criteria for regulatory approval in blood safety indications are evolving, reflecting competitive advances in the standard of care against which new product candidates are judged, as well as changing market needs and reimbursement levels. Clinical trial design, including enrollment criteria, endpoints and anticipated label claims are thus subject to change, even if original objectives are being met. As a result, we do not know whether any clinical trial will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical studies and clinical trials and products emerging from any successful trial may not reach the market for several years.

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

If any additional product candidates receive approval for commercial sale in the U.S., or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require one or more post-approval clinical or in vitro studies as a condition of approval, such as the post-approval clinical study we are conducting in connection with the approval of the platelet system and the additional post-approval study that we are required to conduct on recovery and survival of platelets suspended in 100% plasma in connection with the expanded label claim that we received for the platelet system. Each of these studies and any additional studies that the FDA may require could involve significant expense and may require us to secure adequate funding to complete. In addition, enrollment of post-marketing studies may be difficult to complete timely if customers of blood centers are reluctant to accept conventional, non-INTERCEPT-treated products once INTERCEPT products become available to them. Other regulatory authorities outside of the U.S. may also require post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion,” requiring all blood collection facilities to comply with the options available under the guidance document for all platelet collections. Our INTERCEPT Blood System for platelets is an approved option for blood centers to meet the guidance document requirements. However, we do not yet have approved label claims for all platelet processing standards. Our inability to meet such operational or processing constraints may impair our potential results permanently or until we are able to obtain such claims, or customers may be forced to choose alternative options to comply with the guidance document by the end of the 18-month compliance grace period, March 31, 2021. Should that occur, we may be unable to subsequently convert blood centers to INTERCEPT Blood System for platelets which would limit our market potential. In addition, we do not know what effect, if any, the COVID-19 pandemic will have on blood centers abilities to comply with the guidance document or if the FDA will continue to enforce the compliance date of March 2021. If the COVID-19 crisis persists or resurges, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. Outside the U.S., regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE Mark documentation, countries outside the E.U. may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require in-country clinical trial data, among other requirements, or that our products be widely adopted commercially in Europe and the U.S., or may delay such approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the U.S., Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products and the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. In Germany, blood centers need to obtain marketing authorizations before they can submit for reimbursement or sell to hospitals. Significant product changes or changes in the way customers use our products may require amendments or supplemental approvals to licenses already obtained. Blood centers that do submit applications, supplements or amendments for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

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

We will need to successfully conduct and complete license enabling Phase 3 clinical trials in the U.S. and to generate sufficient chronic anemia data for licensure. The COVID-19 pandemic has caused disruption in enrolling patients in clinical trials in the U.S. While those trials are currently enrolling patients, they may be disrupted again should the pandemic heighten or recur in areas enrolling patients. Even prior to the pandemic, our ReCePI study in complex cardiovascular surgery patients had been slower to enroll due to a variety of factors including low frequency of administering red blood cells to the patient population. If we are unable to enroll a sufficient number of patients from the ReCePI study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data, including the potential for additional Phase 3 clinical trials beyond what is currently contemplated with the RedeS and ReCePI studies. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in chronic anemia patients may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete these prerequisite Phase 3 clinical trials or otherwise generate sufficient Phase 3 clinical data. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. The FDA has recently agreed to modify the criteria for a clinical pause in the RedeS study if we see three or more treatment emergent antibodies with amustaline specificity without evidence of hemolysis in patients receiving INTERCEPT-treated red blood cells in that study. We will now be allowed to continue study enrollment for the RedeS study while we investigate the clinical significance of the antibodies. If we determine that there is no clinical significance and no impact on patients, then there will be no impact on study enrollment. If treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause, which in many patient populations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. Should we see events where antibodies to amustaline (S-303) are formed without evidence of hemolysis, the Data and Safety Monitoring Board, or DSMB, and we will need to assess the underlying information and either agree to continue the study or either delay completion of the study or permanently halt the study until we can demonstrate that the antibodies were not clinically significant. To date, two S-303 antibody events without evidence of hemolysis have been detected in the RedeS study. We do not yet know if the S-303 antibody events were in the control or test arm, however the events are not clinically significant. These events have been reviewed by the DSMB who did not express concerns with respect to patient safety. We cannot provide any assurance that additional S-303 antibody events will not occur, or if they do occur, will not be clinically significant.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for CE Mark approval of the red blood cell system in December 2018 under the MDD, and in September 2020, we began the process to resubmit our application under the new MDR. Accordingly, we do not expect to receive any regulatory approvals of our red blood cell system prior to 2022, if ever. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR, when we transition to that standard. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We may also need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, or if the costs to complete the activities are more than allowed for by our BARDA agreement, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond that which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. Further, while we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. which would have a material adverse effect on our business and business prospects. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. When we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Moreover, customers may not accept the manual configuration of the product and require us to develop a more operationally scalable version of the system which would be expensive and may not be successful. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system even if approved for commercial sale.

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

As a condition to the initial FDA approval of the platelet system, we are required to conduct a post-approval clinical study of the platelet system. Successful enrollment and completion of this study requires that we maintain sufficient INTERCEPT production capabilities with U.S. blood center customers. Delays in supplying INTERCEPT products to blood centers that are providing INTERCEPT-treated platelets to hospitals involved in the study may lead to increased costs to us and may jeopardize our ability to complete the study in a timeframe acceptable to the FDA. Furthermore, blood centers’ ability to produce INTERCEPT-treated platelets and supply hospitals enrolled in the study may be negatively impacted by a shortage of overall platelet availability, constraints in producing platelets in compliance with our approved claims or operational inefficiencies experienced as a result of INTERCEPT treatment. In addition, we must engage with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. If we are unable to complete this study, in a timely manner or at all, or the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet system. Further, we are required to conduct a post-approval recovery and survival clinical study in connection with the label expansion approval for the use of the platelet system to treat platelets suspended in 100% plasma. Successful enrollment and completion of this additional study will also require that we identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. Previously these studies had been delayed as a result of the COVID-19 pandemic and may be delayed in the future if COVID-19 persists, resurges or heightens. If we are unable to complete the studies in a timely manner or at all, or the results of the studies reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. In addition, there is a risk that these studies will show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System.

Post-Marketing Approval

We are also required to continue to comply with applicable FDA and other regulatory requirements now that we have obtained approval for the INTERCEPT Blood System for platelets and plasma. These requirements relate to, among other things, labeling, packaging, storage, advertising, promotion, record-keeping and reporting of safety and other information. In addition, our manufacturers and their facilities are required to comply with extensive FDA and foreign regulatory agency requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to cGMP and current QSR requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections. We understand that the manufacturing facility which produces our platelet and plasma systems will be audited by the FDA in the near term. We and our contract manufacturers will need to satisfactorily resolve and comply with adverse findings of the audit, if any. Complying with and resolving any audit findings may result in additional costs, changes to our manufacturers’ quality management systems or both. Failure to timely resolve and comply to audit findings, if any, may result in enforcement actions and may result in a disruption to the supply of our products. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are required to report certain adverse events and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and must additionally comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or a violation or any other federal or state law that applies to us, such as laws prohibiting false claims for reimbursement. Any enforcement action brought by a federal, state or foreign authority could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, administrative burdens, and diminished profits and future earnings. In addition, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend, divert our management’s attention, result in substantial damage awards against us and harm our reputation. Regulatory authorities may also challenge the classification of our approvals for our products.

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

Laws and regulations affecting government contracts, including our BARDA and FDA agreement, make it more costly and difficult for us to successfully conduct our business. Failure to comply with these laws and regulations could result in significant civil and criminal penalties and adversely affect our business.

We must comply with numerous laws and regulations relating to the administration and performance of our BARDA and FDA agreements. Among the most significant government contracting regulations are:

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

In addition, as a U.S. government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Based on the results of its audits, the U.S. government may adjust our BARDA and FDA agreement-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis and could impact our cash flows under the contract prospectively. In addition, in the event BARDA or FDA determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, BARDA or FDA, respectively, would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our BARDA or FDA agreement, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us, which could cause our stock price to decline. In addition, under U.S. government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.

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

Our ability to generate significant product revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet and plasma systems in the U.S. Even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may provide adoption incentives in the future which may negatively impact our reported sales. Successfully commercializing our products in the U.S. may take considerable time during which we will need to build and maintain relationships, additional routine-use data and trust from the industry. We need to attract, retain, train and support sales, marketing and scientific and hospital affairs personnel and other commercial talent. For example, we need to attract and retain hospital affairs professionals to help educate hospitals and physicians on our products, clinical trial history and publications. Hospital affairs professionals are highly educated and trained professionals and the hiring and employment market for hospital affairs professionals is highly competitive. As such, we need to commit significant additional management and other resources in order to maintain and potentially expand our hospital affairs team and sales and marketing functions. We may be unable to develop and maintain adequate hospital affairs, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet and plasma systems in the U.S. As a result of the COVID-19 crisis, we may have difficulties recruiting, on-boarding and training new field-based personnel, or we may choose to defer recruiting for certain positions due to the ongoing pandemic. In addition, our field personnel, if available, may be unable to gain access to blood center or hospital accounts which may limit our ability to effectively sell our products, If we are unable to develop and maintain an effective and qualified U.S.-based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our platelet and plasma systems in the U.S. In addition, should we seek and obtain approval for unique biological products created by use of the INTERCEPT Blood System, including extended-storage cryoprecipitate, we may choose to sell the treated end product directly to hospitals using our commercial organization. While we are working on implementing the infrastructure we believe will be necessary to market an approved extended-storage cryoprecipitate product directly to hospitals subsequent to potential regulatory approval of any PMA supplement that we may propose to submit to the FDA, we have no experience selling biological end products directly to hospitals which may cause a distraction for our commercial organization or we may be viewed as a competitive threat to our blood center customers. Even if we were to receive approval for a PMA supplement for extended-storage cryoprecipitate, we may not receive label claims for all indications or for indications with the highest unmet need or market acceptance.

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

In April 2017, we entered into an amended and restated manufacturing and supply agreement with Porex for the continued supply of the compound adsorption devices. Porex is our sole supplier for certain components of and manufacturing of the compound adsorption devices. Under the amended and restated Porex agreement, we are no longer subject to a minimum annual purchase requirement; however, Porex has the right to terminate the agreement, upon 12 months’ prior written notice, if annual production falls below a mutually agreed threshold. The amended and restated Porex agreement was renewed as of January 1, 2020, for an additional two years. In addition, we entered into an amended and restated supply agreement with Brotech Corporation d/b/a Purolite Company, or Purolite, for the supply of raw materials used to make the compound adsorption devices. The amended supply agreement expires in April 2021 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with Nova, which manufacturers our illuminators, currently extends through September 2021 and is automatically renewable for one year terms, but may be terminated by Nova on at least 12 months’ prior written notice. We have not been notified by Nova of their intention to terminate the agreement.

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. In addition, given our recent rapid growth and potential for continued or even accelerated growth, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits may fully utilize the production capacity of our third-party manufacturer(s), as a result we may need to allocate manufacturing resources such that our supply of platelet kits or plasma kits could be adversely impacted. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. In addition, while our suppliers have initiated business continuity plans with minimal disruption to our supply, we cannot be certain that any prolonged, intensified, worsened, or recurring effect from the COVID-19 pandemic would not impact our supply chain. Although we are actively evaluating alternate suppliers for certain components, we do not have qualified suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. For example, we understand that a compound adsorbent housing component is no longer available and an alternate housing will need to be qualified by Fresenius. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

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

Raw materials, components or finished product may not meet specifications or may be subject to other nonconformities. In the past, non-conformities in certain component lots have caused delays in manufacturing of INTERCEPT disposable kits. Similarly, we have experienced non-conformities and out of specification results in certain component manufacturing needed for clinical use, commercial sale and regulatory submissions. Non-conformities can increase our expenses and reduce gross margins or result in delayed regulatory submissions or clinical trials. For example, in September 2020, we learned that certain components which we source from Purolite and Porex did not pass quality standards despite testing. The quality failure in manufacturing by the suppliers resulted in a significant write down and impact to our reported gross margins. Should non-conformities occur in the future, we may be unable to manufacture products to support our red blood cell clinical trials, or to meet customer demand for our commercial products, which would result in delays for our clinical programs, or lost sales for our commercial products, and could cause irreparable damage to our customer relationships. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. We are subject to risks and costs of product recall, which include not only potential out-of-pocket costs, but also potential interruption to our supply chain. In such an event, our customer relations could be harmed and we would incur unforeseen losses.

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

With respect to the manufacture of our products, our third-party manufacturers source components and raw materials for the manufacture of the INTERCEPT processing sets. Certain of these components are no longer commercially available, are nearing end-of-life or are available only from a limited number of suppliers. We and our third-party manufacturers do not have guaranteed supply contracts with all of the raw material or component suppliers for our products, which magnify the risk of shortage and obsolescence and decreases our manufacturers’ ability to negotiate pricing with their suppliers. For example, a solvent used in the manufacture of a raw material for our compound adsorption device may no longer be available. Our contract manufacturer has produced a substantial amount of the raw material using its remaining inventory of the solvent and may be able to perform an additional purchase as a last time purchase. However, the amount of material is finite and we and our contract manufacturer may need to qualify an alternate solvent used in the manufacture of the raw material or build sufficient levels of inventory until we can redesign our products. If we are unable to use all of the raw material produced during the final production run, or if the final material produces suboptimal results, we may require customers to modify their operating practices, or run out of material before an alternate material can be qualified. Customers may object to changes in operating practices or changes to the instructions for use, and a potential negative impact on their operations as a result of the use of this material, could impair our reputation or customer acceptance of our products. Any shortage or obsolescence of raw materials, components or accessories or our inability to control costs associated with raw materials, components or accessories, could increase our costs to manufacture our products. Further, if any supplier to our third-party manufacturers is unwilling or unable to provide high quality raw materials in required quantities and at acceptable prices, our manufacturers may be unable to find alternative sources or may fail to find alternative suppliers at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Furthermore, we do not yet know whether or not certain components used by blood center operators or used in the production of INTERCEPT will be able to successfully comply with the new standards under the MDR. Failure to comply with the new standards timely may result in a disruption to blood center operations or the manufacture of the INTERCEPT Blood System. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer, we could experience cancellations of customer orders, refusal by customers to accept deliveries or a reduction in our prices and margins to the detriment of our financial performance and results of operations.

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

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. While we are seeking to generate acceptable data for Amicus collected platelets stored in 100% plasma and Trima platelets stored in PAS, we cannot assure you that the data will be acceptable to the FDA or that we will receive timely approval, if ever. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. Our failure to obtain FDA and foreign regulatory approvals of any new configurations could significantly limit product revenue from sales of the platelet system. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product and maintain an adequate concentration for a triple therapeutic dose. In any event, delays in receipt or failure to receive approval could reduce our sales and negatively impact our profitability potential and future growth prospects. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. The COVID-19 pandemic has previously delayed certain product configuration activities, including extended storage platelets for the U.S. market and data generation for a platelet set used to treat and provide three therapeutic doses from a single platelet donor in the U.S. While activities surrounding these product configuration activities have resumed, should the pandemic persist or heighten and limit our ability to generate the aforementioned data needed for licensure, beyond the end of the compliance grace period covered by the FDA guidance document for platelet safety, customers and prospective customers may choose to implement other acceptable alternatives in order to comply with the guidance document. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. These development activities will increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Delays in obtaining any future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our product revenue and potential future profitability.

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

While we expect to receive significant funding under our agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under the agreement, including with respect to the conduct of the RedeS and ReCePI studies, enrollment for which has been suspended at many of the hospital sites due to the COVID-19 pandemic. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides and we are able to restart many suspended or delayed activities. In addition, if we are unable to generate sufficient prerequisite Phase 3 clinical data, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. While BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

As of September 30, 2020, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $44.5 million. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Term Loan Credit Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving

Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement.

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

CERUS CORPORATION

Date: October 29, 2020	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)