Form 10-K
period 2020-12-31
CERUS CORP
filed 2021-02-25
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock listed on the Nasdaq Global Market, was $928 million. (1)

As of February 10, 2021, there were 168,220,090 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2020 incorporated by reference into Part III of this Annual Report on Form 10-K.

(1) Based on a closing sale price of $6.60 per share on June 30, 2020. Excludes 3.6 million shares of the registrant’s common stock held by executive officers, directors and stockholders that the registrant has concluded were affiliates at June 30, 2020.

FORM 10-K

For the Fiscal Year Ended December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•

future sales of and anticipated demand for, and our ability to effectively commercialize and achieve market acceptance of the INTERCEPT™ Blood System, including our ability to comply with applicable United States, or U.S., and foreign laws, regulations and regulatory requirements;

•

our ability to successfully complete the development of, receive regulatory approvals for and commercialize the red blood cell system as well as Pathogen Reduced Cryoprecipitated Fibrinogen Complex, or PRCFC, pathogen reduced cryoprecipitate-poor plasma or other plasma-derived biological products using the INTERCEPT Blood System;

•

our strategy and the potential therapeutic applications for the INTERCEPT Blood System, including the potential of INTERCEPT-treated coronavirus convalescent plasma as a therapeutic or prophylactic treatment option for COVID-19 patients;

•

our ability to manage the growth of our business and attendant cost increases, including in connection with the commercialization of the INTERCEPT Blood System in the U.S., as well as our ability to manage the risks attendant to our international operations;

•

the timing or likelihood of regulatory submissions and approvals and other regulatory actions or interactions, including whether existing clinical data will be sufficient in order to obtain approval of our CE Mark submission for the red blood cell system;

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

•	the amount and availability of funding we may receive under our agreement with the Biomedical Advanced Research and Development Authority, or BARDA;
•	our ability to transition distribution of the INTERCEPT Blood System from third parties to a direct sales model in certain international markets;
•	the ability of our products to inactivate the emerging viruses and other pathogens that we may target in the future, including SARS-CoV-2;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our estimates regarding the sufficiency of our cash resources, our ability to continue as a going concern and our need for additional funding; and
•	our plans, objectives, expectations and intentions and any other statements that are not historical facts.

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

RISK FACTOR SUMMARY

Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Item 1A—Risk Factors” in Part I of this Annual Report on Form 10-K.

•

The effects of the COVID-19 pandemic have materially affected how we, our customers, and our suppliers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

•

The COVID-19 pandemic has negatively impacted our ability to perform many clinical trials, studies and activities, including those covered by our agreement with Biomedical Advanced Research and Development Authority, or BARDA.

•

We depend substantially upon the commercial success of the INTERCEPT Blood System for platelets and plasma in the United States, and our inability to successfully commercialize the INTERCEPT Blood System in the United States would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

•	The INTERCEPT Blood System may not achieve broad market adoption.
•

We may be unable to develop and maintain an effective and qualified U.S. based commercial organization or educate blood centers, clinicians and hospital personnel. As a result, we may not be able to successfully educate the market on the value of pathogen reduction or commercialize our products in the U.S.

•

If our competitors develop products superior to ours, market their products more effectively than we market our products, or receive regulatory approval before our products, our commercial opportunities could be reduced or eliminated.

•	We expect to continue to generate losses. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur.
•	Our products, blood products treated with the INTERCEPT Blood System and we are subject to extensive regulation by domestic and foreign authorities.
•

We operate a complex global commercial organization, with limited experience in many countries. We have limited resources and experience complying with regulatory, legal, tax and political complexities as we expand into new and increasingly broad geographies.

•

If BARDA were to eliminate, reduce or delay funding from our agreement, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding.

•

Laws and regulations affecting government contracts, including our agreements with BARDA and the U.S. Food and Drug Administration, make it more costly and difficult for us to successfully conduct our business. Failure to comply with these laws and regulations could result in significant civil and criminal penalties and adversely affect our business.

•	We rely on third parties to market, sell, distribute and maintain our products and to maintain customer relationships in certain countries.
•	Our manufacturing supply chain exposes us to significant risks.
•

If we fail to obtain the capital necessary to fund our future operations or if we are unable to generate positive cash flows from our operations, we will need to curtail planned development or sales and commercialization activities.

•	We may not be able to protect our intellectual property or operate our business without infringing intellectual property rights of others.
•	Our stock price is volatile and your investment in our common stock may suffer a decline in value.
Item 1.	Business

Overview

We are a biomedical products company focused on developing and commercializing the INTERCEPT Blood System to enhance blood safety. The INTERCEPT Blood System, which is based on our proprietary technology for controlling biological replication, is designed to reduce blood-borne pathogens in donated blood components intended for transfusion.

Our INTERCEPT Blood System is intended for use with blood components and certain of their derivatives: plasma, platelets, red blood cells and to produce PRCFC and pathogen reduced plasma, cryoprecipitate reduced. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received a broad range of regulatory approvals, including but not limited to U.S. Food and Drug Administration, or FDA, approval in the U.S., and Class III CE Marks in the European Union and other jurisdictions that recognize CE Mark approval, and are being marketed and sold in a number of countries around the world, including the U.S., certain countries in Europe, the Commonwealth of Independent States, or CIS, the Middle East, and Latin America and selected countries in other regions of the world. Additionally, in November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. The INTERCEPT Blood System for Cryoprecipitation uses our plasma system to produce PRCFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. In addition, the INTERCEPT Blood System for Cryoprecipitation is used to produce pathogen reduced plasma, cryoprecipitate reduced. We currently sell both the platelet and plasma systems using our direct sales force and through distributors and plan to sell PRCFC directly to hospital customers in the U.S. using our direct sales force. If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including in the U.S., we will have difficulties achieving profitability.

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development. In the U.S., we are currently conducting two Phase 3 clinical trials - the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, un-treated, red blood cells and the ReCePI study to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. In Europe, we began submitting for CE Mark approval under the Medical Device Regulation, or MDR, in September 2020. We do not expect an approval decision under the MDR until 2022, if ever.

Contribution margins from our sales is expected to be less than the cost of our operating expenses. In order to successfully commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products and product candidates, which, together with anticipated increased selling, general and administrative expenses, are expected to result in substantial losses. Accordingly, we may never achieve a profitable level of operations in the future.

We were incorporated in California in 1991 and reincorporated in Delaware in 1996. Our wholly-owned subsidiary, Cerus Europe B.V., was formed in the Netherlands in 2006. Information regarding our revenues, net loss, and total assets for the last three fiscal years can be found in the consolidated financial statements and related notes found elsewhere in this Annual Report on Form 10-K.

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

•Refiling for CE Mark under MDR commencing in 2021

•U.S. post-approval haemovigilance study enrolling patients

INTERCEPT Blood System—Plasma

•Commercialized in the U.S. and a number of countries in Europe, the CIS, the Middle East, and selected countries in other regions around the world

•Refiling for CE Mark under MDR expected to commence in 2021

•Received FDA approval of the premarket approval supplement, or PMA, to produce PRCFC in 2020

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

•U.S. Phase 3 clinical trial, known as the RedeS study, enrolling patients

•U.S. Phase 3 acute anemia clinical trial, known as the ReCePI study, enrolling patients

•Additional U.S. studies also planned

•European Phase 3 acute anemia clinical trial completed in 2014; European Phase 3 chronic anemia clinical trial completed in 2017

•European CE Mark under MDR commenced in 2020; expected submission in 2021

INTERCEPT Blood System—Cryoprecipitation

•FDA approval in November 2020

•U.S. agreement with certain blood center manufacturing partners to manufacture extended-storage cryoprecipitate

•Limited commercialization in the U.S. is expected to commence in 2021;

     broader national commercialization rollout in the U.S. expected to commence in 2022

INTERCEPT Blood System for Platelets and Plasma

The platelet system and plasma system are designed to inactivate blood-borne pathogens in platelets and plasma donated for transfusion. Both systems received CE Mark approval in Europe and FDA approval in the U.S. and are currently marketed and sold in a number of countries around the world including the U.S., Europe, the CIS, the Middle East and selected countries in other regions of the world. Separate approvals for use of INTERCEPT-treated platelet and plasma products have been obtained in France and Switzerland. In Germany and Austria, where approvals must be obtained by individual blood centers for use of INTERCEPT-treated platelets and plasma, several centers have obtained such approvals for use of INTERCEPT-treated platelets and one center has obtained such approval for use of INTERCEPT-treated plasma. Many countries outside of Europe accept the CE Mark and have varying additional administrative or regulatory processes that must be completed before the platelet system or plasma system can be made commercially available. In general, these processes do not require additional clinical trials. Regardless, some potential customers may desire to conduct their own clinical studies before adopting the platelet system or plasma system. European Union regulators have enacted legislation that requires all medical devices to comply with new MDR. We received extensions for our platelet and plasma systems to comply with such regulations until 2024. However, our platelet and plasma systems will need to be reapproved under the MDR prior to the expiration of the MDD extension. The FDA has approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in 100% plasma or InterSol in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and to potentially reduce the risk of transfusion-associated graft versus host disease. As part of the FDA’s approval of the platelet system, we are required to successfully conduct and complete two post-approval studies - a haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT-treated platelets; and a recovery study of platelets treated with the platelet system that is currently in discussion with FDA. The first patient enrolled in the haemovigilance study in December 2015. The FDA has also approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion. In 2018, the FDA granted Breakthrough Device Designation to our proposed extended-storage cryoprecipitate after treatment with the plasma system and in November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation, which uses our plasma system to produce PRCFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency and to produce pathogen reduced plasma, cryoprecipitate reduced. Our commercial efforts in 2021 will largely be focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet and plasma units produced and made available to patients and preparing for the commercial launch of the INTERCEPT Blood System for Cryoprecipitation. In addition, we will continue to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. To enable broader patient access to INTERCEPT-treated products in the U.S., U.S.-based blood centers need to complete process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before making INTERCEPT-treated blood products available to their interstate hospital customers. Several blood centers have submitted and received their interstate licenses, or BLAs. Until BLAs are obtained, U.S. blood centers are limited to sell the applicable INTERCEPT-treated blood components to hospital customers within the state in which the INTERCEPT-treated platelets or plasma are processed. Further, the hospital customers of these blood centers may need complete changes to their administrative processes of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories prior to receiving INTERCEPT-treated components. In addition, in order to address the entire market in the U.S., we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses, or triple doses. Although available in Europe, we will need to provide additional data to the FDA for a triple dose configuration of the platelet system to treat platelet donations with such processing parameters. In addition, we estimate that the majority of platelets used in the U.S. are collected by apheresis, which is part of our FDA-approved label for the platelet system, though a significant minority are prepared from pooled random donor platelets derived from whole blood collections. While available in Europe and other regions around the world, in order to gain FDA approval for a pathogen reduction system compatible with triple dose collections and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials, and will need to obtain FDA approval of a premarket application, or PMA, supplement. In addition, we may pursue development projects for other plasma derived biological products, which may require the submission and approval of additional PMA supplements for the plasma system. These development activities will be costly and may not be successful. Our failure to obtain FDA and foreign regulatory approvals of these new configurations could significantly limit revenues from sales of our products.

INTERCEPT Blood System for Red Blood Cells

The red blood cell system is designed to inactivate blood-borne pathogens in red blood cells donated for transfusion. We completed a series of in vitro and in vivo tests with the red blood cell system, including successfully completing recovery and survival studies measuring red cell recovery twenty-four hours after transfusion. Previously, we terminated Phase 3 clinical trials for acute and chronic anemia using a prior generation of the red blood cell system due to the detection of antibody reactivity to INTERCEPT-treated red blood cells, or RBCs, in two patients in the trial for chronic anemia. The antibody eventually cleared and the subjects had no adverse health consequences. After unblinding the data from the original Phase 3 clinical trials, we found that we had met the primary endpoint in the clinical trial for acute anemia. We evaluated the antibodies detected and developed process changes to diminish the likelihood of antibody reactivity in RBCs treated with our modified process. We have since successfully completed Phase 3 clinical trials of the red blood cell system for subjects with acute and chronic anemia patients to support a CE Mark submission. We filed our application for CE Mark approval of the red blood cell system in December 2018 under the MDD and in September 2020, we began the process to resubmit our application under the new MDR. We do not expect to receive any regulatory approvals of our red blood cell system before 2022, if ever.

In January 2015, we announced that the completed European Phase 3 clinical trial of RBCs treated with the INTERCEPT Blood System for acute anemia in cardiovascular surgery subjects met its primary endpoint, with preliminary analysis demonstrating that the mean hemoglobin content (53.1g) of INTERCEPT-treated RBCs, on day 35 of storage met the protocol-defined criteria for equivalence based on the inferiority margin of 5g compared to conventional RBCs (55.8g). The randomized, double-blind, controlled, multi-center Phase 3 clinical trial of the red blood cell system evaluated the efficacy of the red blood cell system to process RBCs with quality and mean hemoglobin content (>40 g) suitable to support transfusion according to the European Directorate for the Quality of Medicines. The blood components were transfused to 51 cardiovascular surgery subjects at two German clinical trial sites to evaluate transfusion efficacy and overall safety. There were no clinically relevant trends in severe or serious treatment related adverse events by system organ class. The observed adverse events were within the expected spectrum of co-morbidity and mortality for subjects of similar age and with advanced cardiovascular diseases undergoing cardiovascular surgery requiring red cell transfusion. No subjects exhibited an immune response to INTERCEPT-treated RBCs. Additionally, in January 2018, we announced that the European Phase 3 clinical trial of chronic anemia evaluating INTERCEPT-treated RBCs in thalassemia subjects met its primary efficacy and safety endpoints. Regardless of the potential sufficiency of clinical data required to receive CE Mark approval, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance or our label claims may be limited if ever approved. As part of our development and chemistry, manufacturing and control, or CMC, activities, we will need to successfully complete validation studies on sufficient quantities of the final red blood cell system prior to receiving any regulatory approvals in Europe.

In the U.S., we successfully completed a Phase 2 recovery and lifespan study in 2014. In 2017, we initiated a double-blind Phase 3 clinical study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated RBCs when compared to conventional RBCs in regions impacted by the Zika virus epidemic. The RedeS study was expanded to other areas at risk for transfusion-transmitted infections due to the Zika virus, including Texas, Virginia and Florida. The FDA has agreed to modify the criteria for a clinical pause if we see three or more treatment emergent antibodies with amustaline specificity without evidence of hemolysis in patients receiving INTERCEPT-treated RBCs in our RedeS study. We will now be allowed to continue study enrollment for the RedeS study while we investigate the clinical significance of the antibodies. If we determine that there is no clinical significance and no impact on patients, then there will be no impact on study enrollment. If treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. The trial has been further expanded to include a 6-month chronic phase for subjects requiring simple repeat transfusions. Subjects that would qualify for inclusion into the chronic phase would be those with conditions such as Sickle Cell Disease, Thalassemia or Myelodysplasia. This expansion of study population requires the inclusion of additional sites beyond the nine currently engaged in the trial up to fifteen. RedeS is a double-blind, controlled, parallel group study where up to 800 subjects will be randomized to receive either 28 days, or 28 days plus 6 months of transfusion support with INTERCEPT-treated RBCs or conventional RBCs, with a primary endpoint of hemoglobin increment following transfusion. These data from the expanded RedeS study will support our chronic use assessment in our submission for approval to the FDA. In a second optional stage B that will only be initiated after the completion of the current study, up to 20,000 patients would receive RBC transfusion support with up to 50,000 RBC units in an open-label, single-arm treatment use study. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study, that is designed to evaluate the efficacy and safety of INTERCEPT-treated RBCs in patients requiring transfusion for acute blood loss during surgery. Up to 600 subjects are expected to be transfused in up to 19 participating sites in the U.S. Subjects will be randomized on a 1:1 basis either to the treatment arm transfused with RBCs treated with or to the control arm transfused with conventional RBCs. The primary efficacy endpoint is the proportion of subjects experiencing acute kidney injury as an assessment of RBC efficacy in providing tissue oxygenation, measured as an increase in serum creatinine compared to pre-surgery, baseline levels within 48 hours after the surgery. Enrollment in the ReCePI study is underway at several sites and is expected to expand to as many as 19 sites. Enrollment in the ReCePI study began in 2019. Both RedeS and ReCePI trials have seen significant delays in subject recruitment due to COVID-19 over the past twelve months. Several participating institutions implemented policies that limited clinical research activities and some eligible subjects have rejected participation because of the need for follow up. Additionally, delays in progressing new site commitments to participate in the trials have been seen due to hospital clinical research staff reductions and institutional commitments to COVID-19 related activities. The RedeS and ReCePI studies are being funded as part of our agreement with BARDA. In addition to successfully conducting and completing the RedeS and ReCePI studies, we also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA before the FDA will consider our red blood cell product for approval. The current COVID-19 pandemic has resulted in delays in enrollment for our clinical trials. Should the pandemic persist or resurge in areas where we are enrolling patients, our ability to complete the clinical trials timely, or at all, may be jeopardized.

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

Information regarding our revenues for the years ended December 31, 2020, 2019 and 2018 can be found in “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K.

INTERCEPT Blood System Technology

Both our platelet system and plasma system employ the same technology. Platelet or plasma components collected from blood donors are transferred into plastic INTERCEPT disposable kits and are mixed with our proprietary compound, amotosalen, a small molecule compound that has an affinity for nucleic acid.

The disposable kits are then placed in an illumination device, or illuminator, where the mixture is exposed to ultra-violet A, or UVA, light. If pathogens such as viruses, bacteria or parasites, as well as leukocytes, or white cells, are present in the platelet or plasma components, the energy from the UVA light causes the amotosalen to bond with the nucleic acid. Since platelets and plasma do not rely on nucleic acid for therapeutic efficacy, the INTERCEPT Blood System is designed to preserve the therapeutic function of the platelet and plasma components and PRCFC when used in human transfusions.

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

 Manufacturing and Supply

We have used, and intend to continue to use, third parties to manufacture and supply the devices, disposable kits and inactivation compounds that make up the INTERCEPT Blood System for use in clinical trials and for commercialization. We rely solely on Fresenius Kabi AG, or Fresenius, for the manufacture of disposable kits for the platelet and plasma systems and rely on other contract manufacturers for the production of our reagents, inactivation compounds, compound adsorption components of the disposable kits, illuminators and other disposable kits or disposable accessories used in the INTERCEPT Blood System. We currently do not have alternate manufacturers for the components in our products or product candidates beyond those that we currently rely on, but we are currently in the process of identifying potential alternate manufacturers for several components, reagents and compounds. Under our amended and restated manufacturing and supply agreement we entered into with Fresenius in October 2015, together with amended pricing in December 2020, Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for our platelet, plasma and red blood cell systems. The agreement permits us to purchase platelet, plasma and red blood cell systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. The term of the agreement with Fresenius extends through July 1, 2025, and will automatically renew for successive additional two-year periods unless terminated by either party upon two years’ prior written notice, in the case of the initial term, or one year prior written notice, in the case of any renewal term. We and Fresenius each have normal and customary termination rights, including termination for material breach. Pricing under the agreement is established through 2021, therefore new pricing will need to be agreed upon by both parties or calibrated off of the pre-existing prices using a price index for the remainder of the initial term.

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

We also have an amended and restated supply agreement with Brotech Corporation d/b/a Purolite Company, or Purolite, for the supply of raw materials used to make the compound adsorption devices. The amended supply agreement expires in April 2022 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Neither party has delivered notice of its intent to terminate the agreement. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. In 2020, we entered into an agreement with Purolite for the purchase of raw materials that may become obsolete, and therefore agreed to make deposits and purchase manufactured raw materials to be used in our compound adsorption devices, with manufacturing and delivery expected during 2021.

Pursuant to a contract that we and Nova Biomedical Corporation, or Nova, entered into in September 2008, Nova is manufacturing illuminators for us. The term of our agreement with Nova automatically renews for successive one-year terms each September in the event neither party delivers written notice of its intent to terminate twelve months prior to each September renewal date. We currently do not have plans to terminate our agreement with Nova and we have not been notified by Nova of their intention to terminate the agreement. In February 2019, we entered into an agreement with Nova for the purchase of components that may become obsolete and for other components to build illuminators. We agreed to prepay for certain of such components before they are converted into finished illuminators over a protracted period.

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

We and our contract manufacturers, including Fresenius and Nova, purchase certain raw materials for our disposable kits, inactivation compounds, materials and parts associated with compound adsorption devices and UVA illuminators from a limited number of suppliers. Some of those raw material suppliers require minimum annual purchase amounts. While we believe that there are alternative sources of supply for such materials, parts and devices, we have not validated or qualified any alternate manufacturers. As such, establishing additional or replacement suppliers for any of the raw materials, parts and devices, if required, will likely not be accomplished quickly and could involve significant additional costs and potential regulatory reviews that could limit our ability to supply customer demand.

Certain regions that we sell into or may sell into in the future may give priority to those products that are manufactured locally in their jurisdiction. Our failure to meet these local manufacturing conditions may prevent us from successfully commercializing our product in those geographies. In addition, should we choose to manufacture locally in those jurisdictions, we would likely incur additional costs, may be unable to meet our quality system requirements or successfully manufacture products, and such activities will be a distraction from our current focus and operations. We have limited experience managing local manufacturing or working with local manufacturers in geographies or jurisdictions outside of our existing manufacturing operations.

Marketing, Sales and Distribution

The market for the INTERCEPT Blood System, including the U.S. market, is dominated by a relatively small number of blood collection organizations. Accordingly, there may be an extended period during which some potential U.S.-based customers may first choose to validate our technology or run experience studies themselves before deciding to adopt the system for commercial use, which may never occur. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion,” or the Final Guidance Document. The guidance document requires all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than October 1, 2021. Although the INTERCEPT Blood System is one of the options available to U.S. blood centers for compliance, we cannot predict if U.S. customers will adopt INTERCEPT over other options or at what levels. The American Red Cross represents the largest single portion of the blood collection market in the U.S. While we believe adoption of the INTERCEPT Blood System will afford the American Red Cross with many benefits, we cannot guarantee the volume or timing of commercial purchases that the American Red Cross may make. Furthermore, the U.S. blood banking market is undergoing consolidation which may continue and further concentrate the potential customer base. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. The largest European markets for our products are in Germany, France, and England.

In Germany, decisions on product adoption are made on a regional or blood center-by-blood center basis. While our obtaining CE Mark approval allows us to sell the platelet and plasma systems to blood centers in Germany, blood centers in Germany must still obtain both local manufacturing approval and national marketing authorization from the Paul Ehrlich Institute, or PEI, a German governmental regulatory body overseeing the marketing authorization of certain medical products, before being allowed to sell platelet and plasma components treated with the INTERCEPT Blood System to transfusing hospitals and physicians. To date, several blood centers in Germany have received such requisite approvals and authorizations for the platelet system. Given the competitive nature of the German blood banking market, pricing for blood components is relatively low compared to other markets. INTERCEPT-treated platelets received national reimbursement in Germany in 2018 at a premium to untreated platelets. While this dynamic has the potential to generate economic value for blood centers in Germany, we cannot ensure that blood centers will understand or act on the potential economic and logistical benefits of using INTERCEPT compared to conventional blood components as well as the potential safety benefits of INTERCEPT-treated blood components. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using the INTERCEPT Blood System. The review period for a new MAA can be up to twelve months or longer following submission and we cannot predict which German customers or potential customers will obtain an MAA. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect the potential for growth in that region. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. We do not yet know if or how German blood centers plan to market and sell to their hospital customers nor do we have the ability to influence and control implementation in hospitals in Germany to administer pathogen-reduced platelets. Should German blood centers be ineffective in marketing and selling INTERCEPT-treat platelets or if hospitals object, or are slow implementing the steps needed to procure and administer pathogen reduced platelets, our market in Germany many be limited or be slow to realize acceptance.

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

In 2018, the FDA granted Breakthrough Device Designation to our proposed extended-storage INTERCEPT-treated cryoprecipitate, and in November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation, which uses our plasma system to produce PRCFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency and pathogen reduced plasma, cryoprecipitate reduced. We have entered into manufacturing agreements with certain blood centers to produce PRCFC for us. In order to successfully commercialize PRCFC, we will need to influence the market and sell directly to hospital users of cryoprecipitate and have begun to add resources to our existing commercial teams to commercialize PRCFC. We do not know if PRCFC will be perceived as economically attractive to hospital customers or at what price, if any, or if the investment needed to sell PRCFC will be sustainable. We may choose to sell kits to produce PRCFC to blood centers instead of using manufacturing partners. Should we choose to sell kits to produce PRCFC, we may alienate our contracted manufacturing partners, put pressure on the pricing for PRCFC in the marketplace or be unsuccessful in commercializing PRCFC in the U.S. to its full potential.

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of reimbursement from governments, managed care payors, such as insurance companies, and/or other third-party payors. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the U.S. federal and state levels, regulators, healthcare facilities and third-party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third-party payors for health care services and may never be covered. In the U.S., the costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. The Centers for Medicare & Medicaid Services published a separate reimbursement code and premium pricing for pathogen-reduced platelet and plasma components under the Healthcare Common Procedure Coding System, or HCPCS. The reimbursement pricing for our platelet and plasma products under HCPCS is driven by actual costs charged to hospitals for INTERCEPT-treated components. While we have applied for a New Technology Add On Payment, or NTAP, for PRCFC, we cannot assure you that we will receive approval or at what amount. Even though platelet and plasma blood components treated with our products are approved for reimbursement by governmental or commercial third-party payors, including under HCPCS codes, the costs and expenses related to use of the INTERCEPT Blood System are not directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. If the costs to the hospital for INTERCEPT-processed blood products, including PRCFC, cannot be easily, readily, or fully incorporated into the existing reimbursement structure, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

We maintain a wholly-owned subsidiary, Cerus Europe B.V., headquartered in the Netherlands, which focuses its efforts on marketing and selling the INTERCEPT Blood System in a number of countries in Europe, the CIS, the Middle East and selected countries in other regions around the world. We have a small scientific affairs group in the U.S. and the Netherlands that supports our commercialization efforts as well as hospital affairs professionals, to help educate hospitals and physicians on our products, clinical trial history and publications. We have a small group of individuals to which we may add to in the future to market and sell PRCFC in the U.S. We have a small number of employees focused on servicing the markets in Asia-Pacific and Latin American regions and rely primarily on distributors to market and sell our products in those regions.

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our products directly. In certain of these jurisdictions, we rely on these distributors to obtain any necessary in-country regulatory approvals, in addition to marketing and selling the INTERCEPT Blood System, providing customer and technical product support, maintaining inventories, and adhering to our quality system in all material respects, among other activities. Selected areas where we have entered into geographically exclusive distribution agreements include but are not limited to certain countries in the CIS, Italy, the Middle East, Latin America, South Africa and Southeast Asia. Our success in these regions is dependent on our ability to support our distributors and our distributor’s ability to market and sell our products and to maintain and service customer accounts, including technical service. Our distribution agreements account for a significant amount of our revenues. As such, declining performance or the outright termination or loss of certain distributor relationships could harm our existing business, may impact our growth potential, and could result in higher operating costs for us. As our distributors play a critical role in our commercialization efforts, we evaluate their performance on an ongoing basis. As we continue to evaluate our distributors, we may take further actions in the future which may have an impact on our operating results. In the past, we have transitioned certain territories to new distribution partners who we felt were capable of improved performance relative to their predecessors as well as transitioned some of these territories to a Cerus direct sales effort, which we believed would provide us with better visibility into and control of sales execution. We may undertake similar changes in the future. As a result, we may experience a decrease in the volume of INTERCEPT disposable kit sales for the impacted territories as outgoing distribution partners sell through their disposable kit inventory. In addition, any new distributors or our own direct sales force may require some time to develop the market with the same proficiency as previous distributors. We cannot provide assurance that any such changes will achieve the same level of operations or proficiency as previous distributors.

Government Contracts

We operate directly under two contracts with U.S. Federal Agencies, one with BARDA and another with the FDA. Revenue from the cost reimbursement provisions under our government contracts varies by year. A portion of our government contract revenue is subject to renegotiation of reimbursement rates or termination of the contract at the election of the U.S. government. In addition, U.S. government contracts typically contain unfavorable provisions and are subject to audit and modification by the government at its sole discretion. Generally, government contracts, including our agreements with BARDA and the FDA, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. See Note 2 in the Notes to Consolidated Financial Statements under “Item 15—Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for information on our government contract revenue and other financial information for the years ended December 31, 2020, 2019 and 2018. Further discussion of the factors impacting our government contracts revenue and the related impact on our ability to operate our business can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factors titled “A significant portion of the funding for the development of the red blood cell system is expected to come from our BARDA agreement, and if BARDA were to eliminate, reduce or delay funding from our contract, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding” and “Unfavorable provisions in government contracts, including in our contract with BARDA, may harm our business, financial condition and operating results.”

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

Our INTERCEPT Blood System for cryoprecipitation competes with traditional cryoprecipitate, a by-product of thawing frozen plasma and with human derived fibrinogen concentrates. While we believe that PRCFC has many advantages over competitors, traditional cryoprecipitate and fibrinogen concentrates are well established within hospital use. Hospitals may not perceive the advantage of PRCFC over the competing products, we may be ineffective in selling biological agents directly to hospitals or be unable to convince hospitals of the economic or patient advantages relative to the competitors.

In Europe, several companies, including Grifols S.A., Octapharma AG, MacoPharma International and Kedrion Biopharma, are developing or selling commercial pathogen reduction systems or services to treat fresh frozen plasma. Terumo BCT, a subsidiary of Terumo Corporation, has developed a pathogen reduction system for blood products and has been issued Class II CE Marks for such system for both platelets and plasma and received Swissmedic approval for platelets. MacoPharma has received a CE Mark for a UVC-based pathogen reduction product for platelets. MacoPharma recently completed a Phase 3 clinical trial in Germany to generate additional data for expanded approvals. We understand that Terumo BCT also developed a pathogen reduction system for whole blood receiving a Class II CE Mark. Each of these companies’ products may offer competitive advantages over our INTERCEPT Blood System.

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

Patents, Licenses and Proprietary Rights

Our commercial success will depend in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2020, we owned nine issued or allowed U.S. patents and approximately 77 issued or allowed foreign patents related to the INTERCEPT Blood System. Our patents expire at various dates between 2021 and 2037. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fresenius to U.S. and foreign patents relating to the INTERCEPT Blood System, which expire at various dates between 2021 and 2024. Due to the complexity of our products, we believe it is the protection afforded to our products by the portfolio of intellectual property rights that best protect our proprietary system rather than any one particular patent or trade secret. Proprietary rights relating to our planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

We are aware of an expired U.S. patent issued to a third-party that covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems. In this regard, whether or not we have infringed this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to infringe any valid claim of this patent, we may, among other things, be required to pay damages. Further discussion of the factors impacting our intellectual property and the related impact on our ability to operate our business can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factor titled “We may not be able to protect our intellectual property or operate our business without infringing intellectual property rights of others.”

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

Inventory Requirements and Product Return Rights

Our platelet and plasma disposable kits have received regulatory approval for shelf lives ranging from 18 to 24 months. Our INTERCEPT Blood System for Cryoprecipitation has received regulatory approval for a shelf life of 12 months. Illuminators and replacement parts do not have regulated expiration dates. We own work-in-process inventory for certain components of INTERCEPT disposable kits, finished INTERCEPT disposable kits, illuminators, and certain replacement parts for our illuminators. Our supply chain for certain of these components, held as work-in-process on our consolidated balance sheets, may potentially take over one year to complete production before being utilized in finished disposable kits or illuminators. We maintain inventory based on our current sales projections, and at each reporting period, we evaluate whether our work-in-process inventory would be used for production within the next 12-month period and evaluate our finished units in order to sell to existing and prospective customers within the next 12-month period. It is not customary for our production cycle for inventory to exceed twelve months. Instead, we use our best judgment to factor in lead times for the production of our finished units to meet our current demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year or conversely, may be insufficient to meet an increase in demand for our products. Occasionally, we make last-time-buys of certain components or raw materials when such components or raw materials are considered at risk of becoming obsolete which allows us to ensure continuity of production and sufficient time to develop or identify, qualify and secure alternate raw materials or components. Inventory is recorded at the lower of cost, determined on a first in, first out basis, or market value. We use significant judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable and frequently review such determinations. We rely on our direct sales team and distributors to provide accurate forecasts of sales in their territory. If our forecasts or those of our distributors are inaccurate, we could face backlog situations or conversely, may produce and carry an abundance of inventory that would consume cash faster than we have currently planned. Generally, we write-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use to net realizable value in the period that it is first recognized, by using a number of factors, including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of our inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods.

We sell the INTERCEPT Blood System directly to blood banks, hospitals, universities, and government agencies, as well as to distributors in certain regions. Generally, our contracts with our customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. We plan to sell PRCFC directly to hospitals and may use a consigned inventory model whereby unused product at the hospital at expiration is replaced with fresh product at reduced to no cost to the hospital. We may also sell the INTERCEPT Blood System for Cryoprecipitation directly to blood centers that are not contracted with us as manufacturing partners. We may encounter pricing challenges and competition between the direct to hospital sales model and kit sale to blood center model should we decide to sell INTERCEPT Blood System for Cryoprecipitation kits to blood centers for their own production and sale to hospitals.

Research and Development Expenses

A significant portion of our operating expenses is related to research and development and we intend to maintain a strong commitment to our research and development efforts. As we look ahead, we anticipate that the regulatory submission processes related to planned PMA supplements for the platelet and plasma systems in the U.S. will require continued investment in research and development activities, as will our ongoing clinical, development and CMC work for our red blood cell system in Europe as well as our whole-blood initiative in collaboration with the FDA. In the U.S., we expect to incur increasing research and development expenses associated with pursuing licensure of the red blood system including the RedeS study, the ReCePI study and an additional Phase 3 clinical trial for chronic anemia in the U.S., in vitro studies, and other activities to pursue FDA approval of our red blood cell system. To the extent available, many of the U.S. red blood cell activities may be reimbursed by BARDA, though no guarantee can be made that our progress will be satisfactory to BARDA or that funds will be available to either BARDA or us. Similarly, most of our whole blood program is expected to be reimbursed by the FDA, though no guarantee can be made that our progress will be satisfactory to the FDA or that funds will be available to the FDA or us. In addition, we plan to continue spending on new product development and enhancements to our illumination device and next generation of our INTERCEPT Blood System kits, which may increase research and development expenses. See Note 2 in the Notes to Consolidated Financial Statements under “Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for the years ended December 31, 2020, 2019 and 2018.

Government Regulation

We and our products are comprehensively regulated in the U.S. by the FDA and by comparable governmental authorities in other jurisdictions.

Our European investigational plan has been based on the INTERCEPT Blood System being categorized as Class III drug/device combination under the MDD, of the European Union. Medical devices, including INTERCEPT will need to be re-registered and approved under a new MDR.

The European Union requires that medical devices affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with the MDD and ultimately, the MDR. We initially received the CE Mark for our platelet system and separately for our plasma system in 2002 and 2006, respectively. In March 2020, we received an extension of the CE Mark approval to 2024, under the MDD. While we currently received an extension of registration under the MDD, we cannot assure you that our products will timely meet the requirements of the new MDR prior to the expiration of the MDD extension. A separate CE Mark certification must be received for the red blood cell system to be sold in the European Union and in other countries recognizing the CE Mark. We filed our application for CE Mark approval of the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in September 2020, we began the process to resubmit our application under the new MDR. While we have begun filing for CE Mark approval of our red blood cell system, we do not expect an approval decision will occur until 2022, if ever. In addition, France, Switzerland, Germany, and Austria require separate approvals for INTERCEPT-treated blood products.

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

The FDA has approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components in order to reduce the risk of TTI, including sepsis, and as an alternative to gamma irradiation for prevention of transfusion-associated graft versus host disease, or TA-GVHD. The FDA has also approved the plasma system for ex vivo preparation of pathogen-reduced, whole blood derived or apheresis plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion and as an alternative to gamma irradiation for prevention of TA-GVHD. We have also recently received FDA approval for the INTERCEPT Blood System for Cryoprecipitation, which uses our plasma system to produce PRCFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency and to produce pathogen reduced plasma, cryoprecipitate reduced. We plan to conduct development activities, clinical studies and in vitro studies for our platelet system to expand our label claims in the U.S. to include, among others, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections.

As a condition to the FDA approval of the platelet system, we are required to conduct two post-approval studies of the platelet system studies - a haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT-treated platelets; and a recovery study of platelets treated with the platelet system. We are currently evaluating the results from this completed study. Should the results of this study reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet and/or plasma systems. In addition to these studies, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources. In addition, there is a risk that post-approval studies will show results inconsistent with our previous studies.

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires FDA approval of a new PMA or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new submissions or approvals are necessary. Our products could be subject to recall if the FDA or other regulators determine, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we have redesigned the illuminator used in the platelet and plasma systems and may need to further redesign the illuminator. We will need to obtain regulatory approval of any future redesign of the illuminator before it can be commercialized. In addition, certain solvents we used to make the plastic beads in the plasma kit compound adsorption devices are no longer available. Although we have contracted with the manufacturer to produce a significant quantity of the existing material, we will need to qualify plastic beads produced with a new solvent prior to consuming available inventory levels. Furthermore, in order to address the entire market in the U.S., we will need to develop and test additional configurations of the platelet system, including making the platelet system compatible with platelets triple dose collections and random donor platelets. Our failure to obtain FDA or foreign regulatory approvals of new platelet and plasma product configurations could significantly limit product revenues from sales of the platelet and plasma systems.

With FDA approval of our platelet and plasma systems and the INTERCEPT Blood System for Cryoprecipitation, we are required to continue to comply with applicable FDA and other regulatory requirements related to, among other things, labeling, packaging, storage, advertising, promotion, record-keeping and reporting of safety and other information. In addition, our manufacturers and their facilities are required to comply with extensive FDA and foreign regulatory agency requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to FDA-mandated current Good Manufacturing Practice, or cGMP, and Quality System Regulation, or QSR, requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections. We understand that the manufacturing facility which produces our platelet and plasma systems will be audited by the FDA. We and our contract manufacturers will need to satisfactorily resolve and comply with adverse findings of the audit, if any. Complying with and resolving any audit findings may result in additional costs, changes to our manufacturers quality management systems or both. Failure to timely resolve and comply to audit findings, if any, may result in enforcement actions and may result in a disruption to the supply of our products. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

We are also required to report certain adverse events and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and FDA or other foreign regulatory authorities may require us to recall products as a result of adverse events or production problems. Additionally, we are required to comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, uses. If the FDA determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or a violation or any other federal or state law that applies to us, such as laws prohibiting false claims for reimbursement. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. We are also subject to other broadly applicable fraud and abuse and other healthcare laws and regulations, including anti-kickback, health care professional payment transparency, and health information privacy and security laws, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market and distribute our products. Any enforcement action brought by a federal, state or foreign authority could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement. In addition, our reputation could be damaged and adoption of the products could be impaired. Further discussion of the health care laws and regulations that may affect our can be found in “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factor titled: “We are subject to federal, state and foreign laws governing our business practices which, if violated, could result in substantial penalties and harm our reputation and business.”

CBER is the center within the FDA principally responsible for regulating the INTERCEPT Blood System. In addition to regulating our blood safety products, CBER also regulates the blood collection centers and would regulate any blood products that they prepare using the INTERCEPT Blood System. Prior to broader customer adoption in the U.S., U.S.-based blood centers need to complete their process validations and obtain site-specific licenses from CBER before making INTERCEPT-treated blood products available to their interstate hospital customers. Any significant product change that we make may require amendments or supplements to those site-specific licenses that a U.S.-based blood center customer has obtained. Additionally, the hospital customers of ours or of any of our new blood center customers will need to go through the administrative process of generating internal tracking codes to integrate

INTERCEPT-treated products into their inventories, which may result in further delay of customer adoption in the U.S. We plan to continue working with hospitals and U.S.-based blood centers to support these activities as any delay would adversely impact our ability to sell products in the U.S.

We plan to supply the INTERCEPT Blood System for Cryoprecipitation to select blood centers that will manufacture PRCFC for us. We plan to sell the finished PRCFC made by our manufacturing blood center partners directly to hospitals. Similar to our platelet and plasma products, our blood center manufacturing partners producing PRCFC will need to complete their process validations and obtain site-specific licenses from CBER before we can make PRCFC available to hospital customers outside of the states producing PRCFC. We plan to continue working with U.S.-based blood centers manufacturing partners to support these activities and any delay in obtaining these licenses would adversely impact our ability to sell products in the U.S.

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

We have relatively little human data supporting our PRCFC product. Accordingly, prospective blood center manufacturing partners, hospitals or physicians may require additional commercially derived data before choosing to use PRCFC. Such studies may be timely and require the use of third-party clinical research organizations, or CROs, or data capture methods and may take a considerable amount of time to generate sufficient data before we can achieve broad market acceptance, if ever.

We may be subject to diverse laws and regulations relating to data privacy and security as a result of our employee data or other personal information that we may collect. In addition, if we do collect personal data as part of any clinical trials or other testing, we would be subject to regulatory obligations. This includes, in the U.S., the California Consumer Privacy Act of 2018, or CCPA, and, in the European Union, or EU, and the European Economic Area, or EEA, the General Data Protection Regulation, or GDPR (Regulation 2016/679). New privacy rules are being enacted in the U.S. and globally, and existing ones are being expanded, updated and strengthened. Effective May 25, 2018, the EU implemented the GDPR, a broad data protection framework that expands the scope of current EU data protection law to entities that process the personal information of EU subjects, including employee data and clinical trial data that may be processed outside the EU. The GDPR implements more stringent operational requirements than its predecessor legislation.

Further, the Court of Justice of the European Union ruled in July 2020 that the Privacy Shield, used by thousands of companies to transfer data between the European Union and United States, was invalid and could no longer be used. In September 2020, Switzerland concluded that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States. Alternative transfer mechanisms may be used, including the standard contractual clauses, or SCCs, while the authorities interpret the decisions and scope of the invalidated Privacy Shield, but the SCCs have also been called into question in the same ruling that invalidated Privacy Shield.

Also, in June 2018, the State of California enacted the CCPA, which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches.

Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

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

In the U.S., there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and ongoing cost saving efforts may have an impact on our ability to profitably commercialize the INTERCEPT Blood System in the U.S. and elsewhere. The ACA and other health care reform in the U.S. include provisions that place downward pressure on the pricing of medical products which has been delayed, which could further impact our profit margins.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA. In addition, President Trump signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties as of January 1, 2019 for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unclear when a decision will be made. It is unclear how the Supreme Court ruling, other such litigation, and the health care reform measures of the Biden administration will impact the ACA.

In addition, there has been heightened governmental scrutiny to control the rising cost of healthcare. For example, such scrutiny has resulted in several recent congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to pricing and reform government program reimbursement methodologies for pharmaceutical products.

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

Human Capital

As of December 31, 2020, we had approximately 270 employees representing at least 28 nationalities which includes 4 dedicated commercial consultants. Approximately 63% of our global employees are women. In addition, of our U.S. employees, approximately 41% identify as non-white.

Below is additional demographic information about our current employee base as of December 31, 2020.

Cerus Employees	2020
Salaried workforce	246
Managers and above	76
Part-time employees	8
Average age	46 years
Average length of service in years	5.8 years
Employee turnover rate (voluntary)	5.4%

Our employees are a key factor in our ability to serve our customers and achieve our mission to establish INTERCEPT as the standard of care for transfused blood components globally and to enable our customers to do everything in their power to deliver safe and effective blood products to patients. The ability to hire and retain highly skilled professionals remains key to our success in the marketplace. To attract, maintain and motivate our employees, we offer a challenging work environment, ongoing skills development initiatives, attractive career advancement, opportunities and a culture that rewards entrepreneurial initiative and execution.

Our guiding principles of integrity, perseverance, scientific rigor, and urgency are core to who we are and serve as the foundation of our values. Our guiding principles set the tone for how we work together and provide a framework for giving feedback. Service is at the core of our business and our interactions with one another.

Diversity, Equity and Inclusion

A diverse and inclusive workforce is a business imperative and key to our long-term success. Our employees come from numerous countries and bring diversity to our workplace across many critical categories. We believe our company is stronger because of the variety of experiences and backgrounds our employees bring to their work every day. We are committed to creating and maintaining a diverse, inclusive and safe work environment. To continue our efforts to increase diversity in the Cerus workforce, we are developing a strategy that will look to identify gaps and present suggestions on how we can encourage and cultivate an environment in which all employees feel included and empowered to achieve their best.

Compensation and Benefits

We strive to provide pay, benefits, and services that are competitive to market and create incentives to attract and retain employees globally. Our compensation package includes market-competitive pay, broad-based stock grants and bonuses, health care and retirement benefits, paid time off, and family leave, among others. We are focused on pay equity globally and are striving to close the gap in pay among similar roles and responsibilities throughout our organization.

COVID-19 employee safety and benefits

In light of the COVID-19 pandemic, Cerus took extra precautions to reduce the risk of virus exposure for all employees. In March 2020, we encouraged all of our employees who were able to work from home to do so. For these newly remote employees, we provided a stipend for IT and/or office equipment to assist our employees in creating an ergonomic home workstation. We allow flexible schedules, and support employee information technology needs. In addition, we have provided training to employees and managers on how to work from home and how to manage remote employees to ensure that our employees are maintaining their physical, mental and emotional wellbeing. For those employees who remain onsite in our laboratories (and those who support those lab workers), we reduced the number of people in the labs and office significantly with the remote work option whenever possible. In addition, we provide personal protective equipment, put in place new safety protocols, and we test all onsite lab employees once per week.

Communication and Engagement

We strongly believe that Cerus’ success depends on employees understanding how their work contributes to the Company’s overall strategy. To this end, we utilize a variety of channels to facilitate open and direct communication, including: (i) periodic CEO update emails; (ii) open forums or All Hands Meetings with executives and other leaders; and (iii) regular ongoing update communications.

Health, Wellness and Safety

We are committed to the safety of our employees and communities, from laboratory operations to product development to supplier partnerships. Our goal is to achieve zero serious injuries through continued investment in and focus on our core safety programs and injury-reduction initiatives. We provide access to a variety of innovative, flexible, and convenient health and wellness tools, including annual flu shots for all employees.

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

Item 1A.Risk Factors

Our business faces significant risks. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this annual report on Form 10-K. The risks and uncertainties described below are not the only ones facing us. There may be additional risks faced by our business. Other events that we do not currently anticipate or that we currently deem immaterial also may adversely affect our financial condition or results of operations.

Risks Related to Our Business and Industry

The effects of the COVID-19 pandemic have materially affected how we, our customers, and our suppliers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

In December 2019, a novel coronavirus disease, or COVID-19, was reported and in January 2020, the World Health Organization, or the WHO, declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. The COVID-19 pandemic, and any potential future significant outbreak of epidemic, pandemic, or contagious diseases in the human population that results in a widespread health crisis, could continue to adversely affect the broader economies, financial markets, our ability to make meaningful progress with many of our development programs and result in disruption and impact on existing and prospective customers.

Although we are currently deemed to be a critical business by national, state and local governments, out of an abundance of caution for our employees and to minimize the spread of COVID-19, we have put restrictions on employee travel and working from our facilities in the United States and Europe. These restrictions have negatively impacted and disrupted at least certain aspects of our business and delayed some of our timelines. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited our ability to support our global and domestic operations, including providing training and technical support, resulting in disruptions in our sales and marketing efforts. Moreover, the pandemic has severely restricted the level of economic activity in affected areas and may continue to adversely impact demand for, and sales of, our products. We have deferred certain of our customer events and many planned trade shows have been cancelled and we may further defer or cancel additional customer, employee or industry events, or our participation in such events, in the future. In addition, many new customers and prospective customers have been impacted by the COVID-19 pandemic and their ability to implement new technologies, including INTERCEPT, has and may continue to be negatively impacted. Furthermore, our ability to gain access to customers during the COVID-19 pandemic may continue to be negatively impacted and may limit our ability to prepare customers and sell product. Conversely, during this pandemic, certain existing, new and prospective customers have and may continue to ask for increased utilization of our products beyond what was forecast, and we may not be able to timely satisfy this increase in demand. Furthermore, the COVID-19 pandemic has in the past and may continue to limit access to hospitals which could disrupt blood center interaction with those hospitals and the introduction of the INTERCEPT Blood System. In addition, should hospital access be restricted, our ability to sell pathogen reduced cryoprecipitate fibrinogen complex, or PRCFC, directly to hospitals may be impaired. Customers whose operations have been impacted may have difficulty paying timely, may ask for price reductions or may delay or cancel public tenders. In addition, while our suppliers have initiated business continuity plans with minimal expected disruption to our supply, we cannot be certain that any prolonged, intensified or worsened effect from the crisis would not negatively impact our supply chain. All of the aforementioned could adversely affect our sales, operating results and overall financial performance.

Our primary manufacturing partner for our disposable kits is located in France where restrictive government and private enterprise measures were implemented in response to the COVID-19 pandemic. To ensure employee safety and comply with local requirements for social distancing, we understand that Fresenius Kabi Deutschland GmbH, or Fresenius, had to reconfigure production workflow to safely produce INTERCEPT disposable kits. A renewed spike in the pandemic in France could increase employee absenteeism at the manufacturing site and is a potential risk that could negatively impact production, the magnitude of which depends, in part, on the length and severity of the restrictions and other limitations on their ability to conduct business in the ordinary course.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, and an effective rollout of a vaccination program. In the event one or more of our laboratory employees is exposed to or becomes ill with COVID-19, our ability to complete research and development activities may be impaired and dependent studies and trials may be delayed as a result. We cannot guarantee that the resumption of these activities will be expeditious or that the resulting delays will not be for an extended period of time. Furthermore, if key deployment and/or technical service personnel are exposed to or become ill with COVID-19, our ability to effectively support our customers on a timely basis could be negatively impacted and our ability to support customers looking to implement INTERCEPT may be impaired.

In addition, while the potential economic impact brought by COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. To the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.

The COVID-19 pandemic has negatively impacted our ability to perform many clinical trials, studies and activities, including those covered by our agreement with BARDA.

Beyond the commercial impact that the COVID-19 pandemic may have on our operations, our clinical and development programs have been adversely affected. Our ongoing and anticipated clinical trials, the post-approval platelet studies, as well as studies to support label expansion for our platelet program in the U.S. have been delayed because of COVID-19. Many hospital sites suspended enrollment and have not yet resumed enrollment while others are proceeding at a reduced capacity. Further delays may occur in the future if patient enrollment sites need to pause participation in our clinical trials and studies. Should the COVID-19 pandemic persist, continue to worsen, or resurface at locations where we conduct studies or clinical trials, our ability to commence and complete any contemplated studies may be negatively impacted. Furthermore, should we be unable to deploy personnel, derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed under our contract with the Biomedical Advanced Research and Development Authority, or BARDA, our cash flows would be negatively impacted and/or we may have to initiate furloughs and layoffs, which would likely prove disruptive to our management and operations. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides.

In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. As the clinical studies and other activities supported by our BARDA contract get further delayed as a result of the COVID-19 pandemic, we must rely on modifications and extensions to the BARDA agreement to fund the completion of those activities. If we are unable to get approval for those modifications or extensions, we may need to fund the completion of those studies and activities ourselves. If BARDA were to eliminate, reduce or delay funding under our agreement, or if we are otherwise required to self-fund the activities covered by the BARDA agreement, this could have a significant negative impact on the programs associated with such funding, including the discontinuation of those programs, and could have a significant negative impact on our revenues and cash flows. In addition, certain activities expected to be performed under our BARDA agreement have been significantly delayed. Should BARDA disallow extensions of time to perform the contemplated activities, we would have to either fund the completion of the activities ourselves or discontinue pursuit. Furthermore, while BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate.

We depend substantially upon the commercial success of the INTERCEPT Blood System for platelets, plasma and cryoprecipitation in the United States, or U.S., and our inability to successfully commercialize the INTERCEPT Blood System in the U.S. would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets, plasma, and cryoprecipitation for the U.S. market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the U.S. in a timely manner. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion,” or Final Guidance Document. The guidance document required all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than 18 months from the issuance date. However, in December 2020, the FDA updated the Final Guidance Document and extended the compliance grace period until October 1, 2021. Although the INTERCEPT Blood System is one of the options available to U.S. blood centers for compliance, we cannot predict if U.S. customers will adopt INTERCEPT over other options or at what levels. In addition, if we are not successful in expanding the label claims for our platelet kits in the U.S., including permitting storage of INTERCEPT-treated platelet units for up to seven days and approval of our processing set for triple dose platelet collections, U.S. blood centers or their hospital customers may choose alternative products in order to comply with the guidance document. Significant product revenue from customers in the U.S. may not occur timely, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. Similar to our experience in foreign jurisdictions, some potential customers in the U.S. have chosen to first validate our technology or conduct other pre-adoption activities prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. Further, new hospital customers of any of our blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. If the COVID-19 crisis persists or continues to worsen, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. Moreover, if hospitals are not able or willing to allow our employees to gain access to their facility or personnel, our ability to market and commercialize PRCFC directly to hospitals may be impaired and our results of operations negatively impacted. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial product revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

Our ability to successfully commercialize the INTERCEPT Blood System for platelets, plasma, and cryoprecipitation in the U.S. will depend on our ability to:

•	adequately respond in the event of potential increased U.S. customer demand resulting from the implementation of the FDA final guidance document;
•	achieve market acceptance and generate product sales through execution of sales agreements on commercially reasonable terms;
•	enter into and maintain sufficient manufacturing arrangements for the U.S. market with our third-party suppliers;
•	create market demand for the INTERCEPT Blood System through our education, marketing and sales activities;
•	hire, train, deploy, support and maintain a qualified U.S.-based commercial organization and field sales force;
•	expand the labeled indications of use for the INTERCEPT Blood System and/or design, develop, test and obtain regulatory approval for new product configurations;
•	comply with requirements established by the FDA, including post-marketing requirements and label restrictions; and
•	comply with other U.S. healthcare regulatory requirements.

In addition to the other risks described herein, our ability to successfully commercialize the INTERCEPT Blood System for platelets, plasma and cryoprecipitation in the U.S. is subject to a number of risks and uncertainties, including those related to:

•	the COVID-19 pandemic and its effect on customers, hospitals, suppliers and our employees;
•	the highly concentrated U.S. blood collection market that is dominated by a small number of blood collection organizations;
•	availability of donors;
•

regulatory and licensing requirements, including the FDA Center for Biologics Evaluation and Research, or CBER, licensing process that U.S.-based blood centers are required to follow in order to obtain and maintain the required site-specific licenses to engage in interstate transport of blood components processed using the INTERCEPT Blood System;

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

In addition to the above, our ability to successfully commercialize the INTERCEPT Blood System in the U.S. is dependent on our ability to operate without infringing on the intellectual property rights of others. For example, we are aware of an expired U.S. patent that had been held by a third-party that covered methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent not infringed by our platelet or plasma systems. In this regard, whether or not we have infringed this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation and the risk of an infringement claim will remain until the statute of limitations to bring an infringement claim has expired. In the event that we are found to have infringed any valid claim of this patent, we may, among other things, be required to pay damages.

These and the other risks described below related to the commercialization of the INTERCEPT Blood System could have a material adverse effect on our ability to successfully commercialize the INTERCEPT Blood System for platelets and plasma in the U.S.

The INTERCEPT Blood System may not achieve broad market adoption.

In order to increase market adoption of the INTERCEPT Blood System and to increase market demand, we must address issues and concerns from broad constituencies involved in the healthcare system, from blood centers to patients, transfusing physicians, key opinion leaders, hospitals, private and public sector payors, regulatory bodies and public health authorities. We may be unable to demonstrate to these constituencies that the INTERCEPT Blood System is safe, effective and economical or that the benefits of using the INTERCEPT Blood System products justify their cost and/or outweigh their risks.

The use of the platelet system results in some processing loss of platelets. As a result, customers or prospective customers may adopt alternative solutions if they perceive that:

•	the loss of platelets leads to increased costs, or the perception of increased costs for our customers,
•	the use of our product in any way constrains the availability of platelets to platelet loss,
•	our customers or prospective customers believe that the loss of platelets reduces the efficacy of the transfusable unit, or
•	our process requires changes in blood center or clinical regimens, prospective customers may not adopt our platelet system.

Additionally, existing customers may not believe they can justify any perceived operational change or inefficiency either generally or in conjunction with a blood component availability shortage. Customers that attempt to optimize collections from individual donors in order to increase the volume of transfusable units from those collections may experience a less optimized yield as a result of adopting INTERCEPT as compared to collecting conventional platelet products. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT-treated platelets. Although certain other studies demonstrate that INTERCEPT-treated platelets retain therapeutic function comparable to conventional platelets, prospective customers may choose not to adopt our platelet system due to considerations relating to corrected count increment, efficacy or other factors.

The INTERCEPT Blood System does not inactivate all known pathogens, and the inability of the INTERCEPT Blood System to inactivate certain pathogens may limit its market adoption. For example, our products have not been demonstrated to be effective in the reduction of certain non-lipid-enveloped viruses, including hepatitis A and E viruses, and human parvovirus B-19, due to the biology of these viruses. Although we have shown high levels of reduction of a broad spectrum of lipid-enveloped viruses, our inability to inactivate, or limit reduction, of certain non-lipid-enveloped viruses may negatively impact the decision to adopt by prospective customers. Similarly, although our products have been demonstrated to effectively inactivate spore-forming bacteria, our products have not been shown to be effective in reducing bacterial spores once formed. In addition, our products do not inactivate prions since prions do not contain nucleic acid. While transmission of prions has not been a major problem in blood transfusions, and we are not aware of any competing products that inactivate prions, the inability to inactivate prions may limit market adoption of our products. While we have data supporting INTERCEPT’s ability to inactivate SARS-CoV-1 and MERS-CoV, both coronaviruses, we have only limited data supporting INTERCEPT’s efficacy in inactivating the SARS-CoV-2 virus (the virus that causes COVID-19). Although we have several other studies underway to study the pathogen inactivation efficacy of INTERCEPT against SARS-CoV-2, we cannot assure you that the results of these studies will be successful. Furthermore, due to limitations of detective tests, we cannot exclude that a sufficient quantity of pathogen or pathogens beyond the detection limits may still be present in active form, which could present a risk of infection to the transfused patient. Should INTERCEPT-treated components contain detectable levels of pathogens after treatment, the efficacy of INTERCEPT may be called into question, whether or not any remaining pathogens are the result of INTERCEPT’s efficacy or other factors. Such uncertainties may limit the market adoption of our products.

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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We or others may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to convince a blood center to treat increasing proportions of its platelet units may be negatively impacted. Moreover, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components, including PRCFC which we have no experience selling directly to hospitals. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers, blood centers, or us, which in turn may cause delay in market adoption. Further, in certain markets, potential customers may require us to develop, sell, and support data management application software for their operations before they would consider adopting INTERCEPT. Such software development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Developing, maintaining and supporting software can be time consuming, costly and may require resources and skill sets that we do not possess. Failure to do so may limit market adoption in geographies where we commercialize the INTERCEPT Blood System, including the U.S. In addition, customers may require certain changes to our products for any number of reasons. Complying with such requests may prove costly, and may create complexities surrounding the manufacturing of the kits, compliance with regulatory authorities, blood center usage, or inventory management. Conversely, failure to comply with such requests from customers may result in damage to our relationship or the potential loss of customer business.

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of coverage and adequate reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. We understand that due to the COVID-19 pandemic, many hospitals are consolidating, are laying off workers or are filing for bankruptcy protection, and other hospitals may have such significant budget shortages that they unable to afford pathogen-reduced blood components. In addition, some hospitals are seeing such a high influx of COVID-19 cases, that, regardless of whether they have sufficient staff to handle the high case load, they may be unable or unwilling to allocate sufficient resources to implement a new technology such as INTERCEPT. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the federal and, in some cases, state levels, regulators, healthcare facilities and third-party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third-party payors for health care services and may never be covered. Even if we received national reimbursement for our products, we may not be able to convince blood center customers to change their operating practices and produce INTERCEPT-treated platelets and plasma. In the U.S., we obtained HCPCS reimbursement codes for INTERCEPT-treated platelets and plasma in the outpatient setting in 2015, but have not obtained HCPCS reimbursement codes for our products, PRCFC or the derivative, pathogen-reduced plasma, cryoprecipitate reduced, which were approved in November 2020. Our ability to successfully market and sell our PRCFC or the derivative, pathogen-reduced plasma, cryoprecipitate reduced may be dependent on our ability to obtain a separate reimbursement code and pricing for such products. The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third-party payors, including under HCPCS codes, the costs and expenses related to use of the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. Governmental or third-party payors may change reimbursement rates, year over year, or in reaction to submitted claims for reimbursement of costs and expenses related to blood components treated with INTERCEPT. The current HCPCS codes utilized by U.S. hospitals describe only the transfusion of traditional plasma cryoprecipitate, which is produced under much less labor-intensive processing and manipulation by blood centers. There is no current HCPCS code that accurately identifies the transfusion of highly processed plasma cryoprecipitation for fibrinogen deficiency, such as our product, PRCFC. Though we have applied for a specific HCPCS code for transfusion of highly processed plasma cryoprecipitation for fibrinogen deficiency, we cannot guarantee that we will receive approval for such HCPCS codes or that reimbursement under an approved HCPCS codes will be in an amount sufficient to cover the cost of our products to our hospital customers. If the costs to the hospital for INTERCEPT processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, or if reimbursement rates are insufficient or decreased in any given year for blood components treated with INTERCEPT, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. We cannot guarantee the long-term volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT-treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT-treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” The guidance document requires all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than October 1, 2021. Should the American Red Cross or a large number of blood centers wait until the end of the compliance period to produce INTERCEPT at sufficient volumes to comply with the guidance document, we may not have sufficient resources or product available to allow customers to timely and successfully implement INTERCEPT before the end of the compliance grace period. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customer with implementing the INTERCEPT Blood System, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. Hospitals in regions seeing a surge in COVID-19 cases may disallow access to their sites or personnel which will delay our ability to market and sell our products, including PRCFC. Also, if the COVID-19 crisis persists or continues to worsen, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. Similarly, if we are not successful in expanding the label claims for our platelet kits in the U.S., including permitting storage of INTERCEPT-treated platelet units for up to seven days and approval of our processing set for triple dose collections, U.S. blood centers or their hospital customers may choose alternative products in order to comply with the FDA guidance document. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE Mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our product. The review period for a new MAA can be up to 12 months or longer following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our results of operations and financial results. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. Similar to the U.S., German blood centers will need to successfully market and sell to their hospital customers and understand and assist with the steps that are needed at the hospital level in Germany to administer pathogen-reduced platelets. Should German blood centers not adequately market and sell or assist their hospital customers or if hospitals object, or are slow implementing the steps needed to procure and administer pathogen reduced platelets, our market in Germany many be limited or be slow to realize acceptance.

In July 2017, we entered into new agreements with Établissement Français du Sang, or EFS, to supply illuminators and platelet and plasma disposable kits. The agreement for supply of illuminators and platelet disposable kits provided for a base term of two years, with two options for EFS to extend for one year each, both of which have been exercised by EFS. In January 2020, we entered into a new agreement with EFS to supply plasma disposable kits and maintenance services for illuminators for a base term of two years, with two options for EFS to extend for one year each. While EFS has standardized production of its platelets using the INTERCEPT Blood System, we cannot provide any assurance that the national deployment of INTERCEPT to treat platelets in France will be sustainable or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract. If we are unable to continue to successfully support EFS’ national adoption of the INTERCEPT Blood System for Platelets, EFS’ use of the INTERCEPT Blood System for Plasma or the final commercial terms of any subsequent contract for platelet or plasma disposable kits are less favorable than the terms under our existing contracts, our financial results may be adversely impacted. Our contracts with EFS do not contain purchase volume commitments and as such, we may see variability in purchase levels or an altogether cessation. We understand that use of blood components may at times be negatively impacted due to the COVID-19 pandemic and the resulting deferrals of elective procedures requiring use of blood components, including those treated with INTERCEPT. This in turn, may negatively impact our potential revenues from existing and prospective customers.

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

Our ability to generate significant product revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet, plasma, and cryoprecipitation systems in the U.S. Even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may provide adoption incentives in the future which may negatively impact our reported sales. We currently plan to sell PRCFC directly to hospitals. This is a new business model with which we have no experience. This new business model may contemplate the replacement of expired PRCFC with new units of PRCFC at no cost or a reduced cost. We have no experience selling products under this consignment model. The introduction of these new models of doing business require extensive training of our personnel and may lengthen the time it takes for this business unit to be fully operational. In addition, we may also sell the disposable kits related to the INTERCEPT Blood System for Cryoprecipitation directly to blood centers for the manufacture of PRCFC for their own account. As a result, we may be directly competing with these blood centers for the sale of PRCFC. These blood centers have more experience and existing contracts with the hospitals, and may be able to offer synergies that we cannot, each of which may negatively impact our ability to compete successfully. Successfully commercializing our products in the U.S. has taken more time than anticipated and has required us to continue to invest in commercialization efforts to build and maintain relationships, additional routine-use data and trust from the industry. We continue to need to attract, retain, train and support sales, marketing and scientific and hospital affairs personnel and other commercial talent. For example, we still need to attract and retain hospital affairs professionals to help educate hospitals and physicians on our products, clinical trial history and publications. Hospital affairs professionals are highly educated and trained professionals and the hiring and employment market for hospital affairs professionals is highly competitive. As such, we need to commit significant additional management and other resources in order to maintain and potentially expand our hospital affairs team and sales and marketing functions. We may be unable to develop and maintain adequate hospital affairs, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet and plasma systems in the U.S. As a result of the COVID-19 crisis, we may continue to have difficulties recruiting, on-boarding and training new field-based personnel, or we may choose to defer recruiting for certain positions due to the ongoing pandemic. In addition, our field personnel, if available, may be unable to gain access to blood center or hospital accounts, which may limit our ability to effectively sell our products. If we are unable to develop and maintain an effective and qualified U.S. based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our commercial products in the U.S. In addition, in November 2020, we obtained approval for PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced, both of which are created through the use of the INTERCEPT Blood System for Cryoprecipitation, or the cryoprecipitation system. The cryoprecipitation system also uses treated plasma components from the INTERCEPT Blood System for plasma. We may seek additional approval of unique biological products created by use of the INTERCEPT Blood System in the future and may choose to sell these treated end products directly to hospitals using our commercial organization. While we are working on implementing the infrastructure we believe will be necessary to market the PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced directly to hospitals, we have no experience selling biological end products directly to hospitals, which may cause a distraction for our commercial organization or require us to supplement our commercial organization with new personnel with experience in selling products directly to hospitals. We may fail to develop or maintain an effective and qualified commercial infrastructure to serve these customers. Further, our blood center customers may view the sale of biologics directly to hospitals as a competitive threat, which may adversely affect our customer relationships, could negatively impact our business prospects and could result in loss of business and revenue. In addition, we may never achieve market acceptance and adoption of our newly approved PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced by U.S. hospitals to generate product revenue sufficient to cover its costs.

We may be liable and we may need to withdraw our products from the market if our products harm people. We may be liable if an accident occurs in our controlled use of hazardous materials. Our insurance coverage may be inadequate to offset losses we may incur.

We are exposed to potential liability risks inherent in the testing and marketing of medical devices. In addition, the commercialization of our PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced will also expose us to risks inherent in the marketing and sale of biologic products. We may be liable if any of our products cause injury, illness or death. Although we complete preclinical and clinical safety testing prior to marketing our products, there may be harmful effects caused by our products that we are unable to identify in preclinical or clinical testing. In particular, unforeseen, rare reactions or adverse side effects related to long-term use of our products may not be observed until the products are in widespread commercial use. Because of the limited duration and number of patients receiving blood components treated with the INTERCEPT Blood System products in clinical trials, it is possible that harmful effects of our products not observed in preclinical and clinical testing could be discovered after a marketing approval has been received. For example, in cases where we have obtained regulatory approval for our products, we have demonstrated pathogen reduction to specified levels based on well-established tests. However, there is no way to determine, after treatment by our products, whether our products have completely inactivated all of the pathogens that may be present in blood components. In addition, even if our products inactivate all pathogens in a blood product, it is often difficult to determine if pathogens are introduced after treatment with INTERCEPT due to blood center or hospital mishandling, shipping or other possibilities. There is also no way to determine whether any residual amount of a pathogen remains in the blood component treated by our products and there is no way to exclude that such residual amount would be enough to cause disease in the transfused patient or was a result of a potential defect or lack of efficacy of our products. For ethical reasons, we cannot conduct human testing to determine whether an individual who receives a transfusion of a blood component containing a pathogen that was inactivated using the INTERCEPT Blood System might show positive results if tested for an antibody against that pathogen. While we believe, based on the clinical experience of our scientists, that the level of inactivated pathogens would likely be too small to induce a detectable antibody response in diagnostic tests, we cannot exclude that a transfused patient might show positive results if tested for an antibody against that pathogen. We could be subject to a claim from a patient that tests positive, even though that patient did not contract a disease. In addition, should personnel at clinical study sites or ultimately, potential customers, be harmed by amustaline, or believe they have been or could be harmed by amustaline, our insurance coverage may be insufficient to provide coverage for any related potential liabilities. Amustaline is considered a potent chemical and is the active compound of our red blood cell system.

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

Under the FDA’s reporting regulations, we are required to report to the FDA any incident in which our products may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. We may initiate a product recall under our own initiative if any material deficiency in our product is found, such as a component failure, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues, or withdraw a product to improve device performance or for other reasons. Repeated product malfunctions or deficiencies may result in a voluntary or involuntary product recall. We are required to follow detailed recordkeeping requirements for all company-initiated corrections and removals, and to report such corrective and removal actions to FDA if they are carried out in response to a risk to health and have not otherwise been reported under the applicable reporting regulations. If we do not adequately address problems associated with our products, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future. Such events could impair our ability to supply our products in a cost-effective and timely manner in order to meet our customers’ demands.

If our competitors develop products superior to ours, market their products more effectively than we market our products, or receive regulatory approval before our products, our commercial opportunities could be reduced or eliminated.

We expect our products will continue to encounter significant competition. The INTERCEPT Blood System products compete with other approaches to blood safety currently in use and may compete with future products that may be developed by others. Our success will depend in part on our ability to respond quickly to customer and prospective customer needs, successfully receive and maintain regulatory approvals, and adapt to medical and technological changes brought about by the development and introduction of new products. Competitors’ products or technologies may make our products obsolete or non-competitive. In addition, competitors or potential competitors may have substantially greater financial and other resources than we have. If competitive pathogen reduction products experience significant problems, customers and potential customers may question the safety and efficacy of all pathogen reduction technologies, including the INTERCEPT Blood System. Such questions and concerns may impair our ability to market and sell the INTERCEPT Blood System.

Several companies have, or are developing, technologies that are, or in the future may be, the basis for products that will directly compete with or reduce the market for our pathogen reduction systems. A number of companies are specifically focusing on alternative strategies for pathogen reduction in platelets and plasma.

These alternative strategies may be more effective in reducing certain types of pathogens from blood products, including certain non-lipid-enveloped viruses, such as hepatitis A and E viruses or human parvovirus B-19, which our products have not demonstrated an ability to inactivate have not demonstrated a high level of inactivation. While studies have demonstrated that our products can effectively inactivate a broad spectrum of pathogens in blood components, market adoption of our products may be reduced if customers determine that competitors’ products inactivate a broader range of pathogens that are of particular interest to the transfusion medicine community. In addition, customers and prospective customers may believe that our competitors’ products are safer, more cost effective or easier to implement and incorporate into existing blood processing procedures than INTERCEPT Blood System products.

In Europe, several companies are developing or selling commercial pathogen reduction systems or services. Octapharma AG, or Octapharma, has FDA approval to sell treated fresh frozen plasma for certain indications and is currently commercially available. In addition, we understand that Octapharma received approval to sell fresh frozen plasma in France. Octapharma’s entry into the French market may pose a competitive threat to other pathogen reduced plasmas, including INTERCEPT and may in turn limit the potential market available to us in France. Should Octapharma enter into exclusive agreements with key customers, our plasma system may encounter market resistance and we will have a more limited market into which we can sell. Terumo BCT’s platelet, plasma or whole blood pathogen reduction product may be viewed as favorable by the Japanese Red Cross. Terumo Corporation is a large Japan-based, multinational corporation with more mature products and relationships than we have. Our ability to commercialize our products in certain markets, particularly in Japan, may be negatively affected by Terumo’s resources and their pre-existing relationships with regulators and customers. Should Terumo BCT’s product be approved for use and commercialized in Japan, we would likely directly compete with them and we believe we would likely need to either establish operations in Japan or partner with a local Japanese company.

MacoPharma SA, or Macopharma, has received CE Mark for a UVC-based product for pathogen reduced platelets. Macopharma has recently completed a Phase 3 clinical trial in Germany for expanded approvals. The data from this trial has not yet been made publicly available. Terumo BCT, a subsidiary of Terumo Corporation, has developed a pathogen reduction system for blood products and has been issued CE Marks for its system for both platelets and plasma and received Swissmedic approval for platelets. We further understand that Terumo BCT developed a pathogen reduction system for whole blood and received a Class II CE Mark. Each of these companies’ products may offer competitive advantages over our INTERCEPT Blood System. In addition, these companies are multinational corporations with more mature products and relationships than we have. Our ability to commercialize our products in certain markets may be negatively affected by their larger resources and their pre-existing relationships with regulators and customers.

Grifols S.A., Kedrion Biopharma, and other companies have or are developing competing products and may also offer and sell other blood-banking products and services. New methods of testing whole blood for specific pathogens have been approved by the FDA and in Europe, as have tests for bacteria in platelets. Other companies are marketing rapid, point-of-care bacterial tests, and developing synthetic blood product substitutes and products to stimulate the growth of platelets. Development and commercialization of any of these or other related technologies could limit the potential market for our products as would a mandate of any competing technology other than INTERCEPT.

Our INTERCEPT blood system for cryoprecipitation competes with traditional cryoprecipitate, a by-product of thawing frozen plasma and with human-derived fibrinogen concentrates. While we believe that PRCFC has many advantages over competitors, traditional cryoprecipitate and fibrinogen concentrates are well established within hospital use. Hospitals may not perceive the advantage of PRCFC over the competing products, we may be ineffective in selling biological agents directly to hospitals or be unable to convince hospitals of the economic or patient advantages relative to the competitors. Further, competitors may have more experience marketing and selling products directly to hospitals. In addition, regulatory agencies may mandate use of competing products which would limit our ability to sell our products in those markets.

Our platelet and plasma products and product candidates are not compatible with some collection, production and storage methods or combinations thereof. Further, blood centers using INTERCEPT must have access to those certain devices, blood bags, assays or platelet additive solutions that are compatible with our products.

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the U.S. and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet collection device manufacturers may need to modify device collection parameters or software before a prospective customer could use INTERCEPT. If these manufacturers are not cooperative or are resistant to assist their customers or do not assist with making such modifications, the potential market for our products may be limited. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the U.S. Our platelet system is designed to work with platelets collected and stored in storage solutions, called InterSol and SSP+, and for platelets suspended in 100% plasma. Fresenius is the exclusive manufacturer of InterSol and MacoPharma of SSP+, both widely-used Platelet Additive Solutions, or PASs. Many of our customers and prospective customers use InterSol or SSP+ in connection with INTERCEPT treatment. Similarly, some of our customers combine multiple platelet or plasma components before treating the combined product with INTERCEPT.

There are several third-party manufacturers of pooling sets to allow for such combination. Our customers’ ability to use our INTERCEPT products may be impaired should manufacturers of those products not provide access to their products allowing for the combination of multiple components or if such manufacturers experience a shortage of their products or encounter defects with their products. In addition, we do not yet know what impact, if any, the new European Medical Device Regulation, or MDR, may have on these suppliers or their products. Should manufacturers of collection devices, compatible assays and blood bags, pooling sets or platelet additive solutions fail to obtain or maintain regulatory approval, including the MDR, experience unexpected production disruption, or decide to cease distribution of those respective products to customers and prospective customers, our ability to sell the INTERCEPT Blood System may be impaired and acceptance in the marketplace could be harmed.

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Future configurations of the platelet system will be needed to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. While we are seeking to generate acceptable data for Amicus collected platelets stored in 100% plasma, we cannot assure you that the data will be acceptable to the FDA or that we will receive timely approval, if ever. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. Our failure to obtain FDA and foreign regulatory approvals of any new configurations could significantly limit product revenue from sales of the platelet system. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product and maintain an adequate concentration for a triple therapeutic dose. In any event, delays in receipt or failure to receive approval could reduce our sales and negatively impact our profitability potential and future growth prospects. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. The COVID-19 pandemic has delayed certain product configuration activities, including extended storage platelets for the U.S. market and data generation for a platelet set used to treat and provide three therapeutic doses from a single platelet donor in the U.S. While activities surrounding these product configuration activities have resumed, should the pandemic persist or continue to worsen or should other factors outside of our control limit our ability to generate the aforementioned data needed for licensure, beyond the end of the compliance grace period covered by the FDA guidance document for platelet safety, customers and prospective customers may choose to implement other acceptable alternatives in order to comply with the guidance document. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. These development activities will increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Delays in obtaining any future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our product revenue and potential future profitability.

Risks Related to Regulatory Approval and Oversight, and Other Legal Compliance Matters

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

Our products, both those sold commercially and those under development are subject to extensive and rigorous regulation by local, state and federal regulatory authorities in the U.S. and by foreign regulatory bodies. These regulations are wide-ranging and govern, among other things:

•	development;
•	testing;
•	manufacturing;
•	labeling;
•	storage;
•	clinical trials;
•	environmental;
•	product safety;
•	pre-market clearance or approval;
•	sales and distribution;
•	use standards and documentation;
•	conformity assessment procedures;
•	product traceability and record keeping procedures;
•	post-launch surveillance and post-approval studies;
•	quality;
•	advertising and promotion;
•	product import and export; and
•	reimbursement.

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

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, extreme weather or other natural forces, terrorist activity or general concerns over employee safety. In addition, during the current COVID-19 pandemic, several of the hospital clinical trial sites for our RedeS and ReCePI temporarily suspended the studies and several red blood cell production partners for the studies temporarily suspended production in order to conserve red blood cells to meet hospital demand during the pandemic. While certain enrollment sites and blood center production partners have resumed enrolling patients and producing INTERCEPT-treated red blood cells, many hospital sites have not yet resumed enrollment and those that have are proceeding at a reduced capacity. Further delays or a resurgence of COVID-19 at sites where we are conducting studies and trials may recur in the future should the COVID-19 pandemic persist or continue to worsen. We have restricted travel by our employees in states that are subject to mandatory stay-at-home orders and may again in the future need to restrict travel to certain clinical trial sites for monitoring site visits or to otherwise manage the trial. Significant delays in clinical testing could also materially impact our clinical trials. Some clinical sites for the RedeS study are located in areas that are also subject to disruption by severe weather such as flooding, hurricanes or other natural forces such as earthquakes, which have delayed enrollment and progress of the RedeS study in the past. We cannot be certain that further delays in the RedeS study or other clinical trials will not occur because of the pandemic or otherwise. Should our employees, notably laboratory-based personnel, see a surge in infections, our ability to complete research and development activities may be impaired. As such, certain studies and trials may be delayed for an extended period of time. We do not yet know when our employees will have access to a vaccine or if such a vaccine will be effective.

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

Enrollment criteria for certain of our clinical trials may be quite narrow, further delaying the clinical trial process. For instance, clinical trials previously conducted using INTERCEPT-treated plasma for patients with thrombotic thrombocytopenic purpura lasted approximately four years due in part to the difficulties associated with enrolling qualified patients. In addition, enrollment criteria impacted the speed with which we were able to enroll patients in our European Phase 3 red blood cell system trial in chronic anemia patients, ReCePI trial, and may impact other studies. Consequently, we may be unable to recruit suitable patients into clinical trials on a timely basis, if at all, which may lead to higher costs or the inability to complete the clinical trials. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in chronic anemia patients may be difficult or impractical, which may be costly or significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. In addition, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful.

We have conducted many toxicology studies to demonstrate the safety of the platelet and plasma systems, and we have conducted and plan to conduct toxicology studies for the red blood cell system throughout the product development process. At any time, the FDA and other regulatory authorities may require further toxicology or other studies to further demonstrate our products’ safety, which could delay or preclude regulatory approval and commercialization. Furthermore, any major changes to components used in our products or configuration changes to our products may require additional toxicology studies which may not produce acceptable results. In addition, the FDA or foreign regulatory authorities may alter guidance at any time as to what constitutes acceptable clinical trial endpoints or trial design, which may necessitate a redesign of our product or proposed clinical trials and cause us to incur substantial additional expense or time in attempting to gain regulatory approval. Regulatory agencies weigh the potential risks of using our pathogen reduction products against the incremental benefits, which may be difficult or impossible to quantify.

If any additional product candidates receive approval for commercial sale in the U.S., or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require one or more post-approval clinical or in vitro studies as a condition of approval, such as the post-approval clinical study we are conducting in connection with the approval of the platelet system and the additional post-approval study that we are required to conduct on recovery and survival of platelets suspended in 100% plasma in connection with the expanded label claim that we received for the platelet system. Each of these studies and any additional studies that the FDA may require could involve significant expense and may require us to secure adequate funding to complete. In addition, enrollment of post-marketing studies may be difficult to complete timely if customers of blood centers are reluctant to accept conventional, non-INTERCEPT-treated products once INTERCEPT products become available to them. Other regulatory authorities outside of the U.S. may also require post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action. Under the Final Guidance Document our INTERCEPT Blood System for platelets is an approved option for blood centers to meet the guidance document requirements. However, we do not yet have approved label claims for all platelet processing standards or storage claims supporting transfusion of INTERCEPT-treated platelets out to seven days. Our inability to meet such operational or processing constraints may impair our potential results permanently or until we are able to obtain such claims, or customers may be forced to choose alternative options to comply with the guidance document by the end of the extended compliance grace period, October 1, 2021. Should that occur, we may be unable to subsequently convert blood centers to INTERCEPT Blood System for platelets which would limit our market potential. In addition, we do not know what effect, if any, the COVID-19 pandemic will have on blood centers abilities to comply with the guidance document. If the COVID-19 crisis persists or continues to worsen, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. Moreover, if hospitals are not able or willing to allow our employees to gain access to their facility or personnel, our ability to market and commercialize PRCFC directly to hospitals may be impaired and our results of operations negatively impacted. Outside the U.S., regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE Mark documentation, countries outside the E.U. may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require in-country clinical trial data, among other requirements, or that our products be widely adopted commercially in Europe and the U.S., or may delay such approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the U.S., Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products and the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. In Germany, blood centers need to obtain marketing authorizations before they can submit for reimbursement or sell to hospitals. Significant product changes or changes in the way customers use our products may require amendments or supplemental approvals to licenses already obtained. Blood centers that do submit applications, supplements or amendments for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

Red Blood Cell System

While we are in the process of submitting for CE Mark approval of our red blood cell system, it has not been approved or commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system may never occur and failure can occur any time during the process. Any failure or delay in completing the development activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require us to conduct additional clinical trials or further studies or analysis which may be costly and time-consuming. Furthermore, regulators may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far and submitted for CE Mark approval does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations, other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process. We must be able to demonstrate stability of our active compounds manufactured under cGMP which meets release specifications. We have not been able to demonstrate that our product manufacturers or we are able to meet those requirements. If we are unable to demonstrate an ability to manufacture according to our specifications under cGMP with acceptable stability data, we may be unable to satisfy regulatory questions and requirements which could prevent or delay the potential approval of or our ability to commercialize the red blood cell system. In addition, existing lots of these red blood cell compounds manufactured under cGMP may be dispositioned by regulators or ourselves as unsuitable clinical use which would impact our ability to produce INTERCEPT-treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our BARDA contract. Over the past few years, qualified and prospective suppliers of one of the key reagents used in our red blood cell system have declared bankruptcy. We recently qualified a different manufacturer to produce the key reagent compound for our red blood cell system beyond our existing inventory levels, although production is in much smaller batch sizes which may prove more costly. We may pursue identification and qualification of another reagent supplier which may be costly, time consuming or unsuccessful. Other suppliers may become insolvent or file for bankruptcy, which would negatively impact our ability to produce our products or components to our products. Although we will try to identify and qualify alternate manufacturers, and negotiate new agreements on favorable terms, we may be unable to produce product or complete clinical studies on-time, if at all. We also understand that stricter regulations are being considered for certain raw materials used in our red blood cell processing sets, notably non-DEHP plastics. Should such regulations be enacted we may need to qualify alternate plastics which comply with the stricter regulations which may be costly and time consuming.

In 2003, we terminated Phase 3 clinical trials evaluating a prior generation of the red blood cell system in acute and chronic anemia patients. The trials were terminated due to the detection of antibody reactivity to INTERCEPT-treated red blood cells in two patients in the 2003 chronic anemia trial. Although the antibody reactivity was not associated with any adverse events, we developed process changes designed to diminish the likelihood of antibody reactivity in red blood cells treated with our modified process. In a subsequent Phase 1 clinical trial that we initiated in the fourth quarter of 2008 to evaluate recovery and survival of treated red blood cells with the modified process, there were no adverse events reported. Based on the results from that trial, we obtained approval for and commenced two Phase 3 clinical trials in Europe using the modified process in patients with acute and chronic anemia, respectively. We successfully completed the European Phase 3 acute anemia clinical trial and the European Phase 3 chronic anemia clinical trial, with the INTERCEPT Blood System for red blood cells meeting its primary efficacy and safety endpoints in both trials. However, we cannot assure you that the adverse events observed in the terminated 2003 Phase 3 clinical trials of our earlier red blood cell system will not be observed in the future. In addition, although our completed European Phase 3 clinical trials in acute anemia patients and chronic anemia patients using our modified process met their primary endpoints, we cannot assure you that the same or similar results will be observed in current and potential future clinical trials using our modified process. We cannot assure you that patients receiving INTERCEPT-treated red blood cells will not develop allergic reactions to the transfusion.

We will need to successfully conduct and complete license enabling Phase 3 clinical trials in the U.S. and to generate sufficient chronic anemia data for licensure. The COVID-19 pandemic has caused disruption in enrolling patients in clinical trials in the U.S. While those trials are currently enrolling patients, they may be disrupted again should the pandemic continue to worsen or recur in areas enrolling patients. Even prior to the pandemic, our ReCePI study in complex cardiovascular surgery patients had been slower to enroll due to a variety of factors including low frequency of administering red blood cells to the patient population. If we are unable to enroll a sufficient number of patients from the ReCePI study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data, including the potential for additional Phase 3 clinical trials beyond what is currently contemplated with the RedeS and ReCePI studies. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in chronic anemia patients may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete these prerequisite Phase 3 clinical trials or otherwise generate sufficient Phase 3 clinical data. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. The FDA has recently agreed to modify the criteria for a clinical pause in the RedeS study if we see three or more treatment emergent antibodies with amustaline specificity without evidence of hemolysis in patients receiving INTERCEPT-treated red blood cells in that study. We will now be allowed to continue study enrollment for the RedeS study while we investigate the clinical significance of the antibodies. If we determine that there is no clinical significance and no impact on patients, then there will be no impact on study enrollment. If treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. Should we see events where antibodies to amustaline (S-303) are formed without evidence of hemolysis, the Data and Safety Monitoring Board, or DSMB, and we will need to assess the underlying information and either agree to continue the study or either delay completion of the study or permanently halt the study until we can demonstrate that the antibodies were not clinically significant. To date, two S-303 antibody events without evidence of hemolysis have been detected in the RedeS study. We do not yet know if the S-303 antibody events were in the control or test arm, however the events are not clinically significant. These events have been reviewed by the DSMB who did not express concerns with respect to patient safety. We cannot provide any assurance that additional S-303 antibody events will not occur, or if they do occur, will not be clinically significant.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for CE Mark approval of the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in September 2020, we began the process to resubmit our application under the new MDR. Accordingly, we do not expect to receive any regulatory approvals of our red blood cell system prior to 2022, if ever. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval or if we will be able to receive broad label claim approval for both acute and chronic anemia indications. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR, when we transition to that standard. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We may also need to generate additional safety data from commercial use in order to achieve broad label claim or market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, or if the costs to complete the activities are more than allowed for by our BARDA agreement, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond that which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, certain activities expected to be performed under our BARDA agreement have been significantly delayed as a result of the COVID-19 pandemic. Should BARDA disallow extensions of time to perform the contemplated activities, we would have to either fund the completion of the activities ourselves or discontinue pursuit. Further, while we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our working capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. which would have a material adverse effect on our business and business prospects. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. When we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Moreover, customers may not accept the manual configuration of the product and require us to develop a more operationally scalable version of the system which would be expensive and may not be successful. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system even if approved for commercial sale.

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

As a condition to the initial FDA approval of the platelet system, we are required to submit data from a post-approval clinical study of the platelet system. Although we have recently completed this study, we are in the process of evaluating the data from the study. If the study reveals unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet system. Further, we are required to conduct a post-approval recovery and survival clinical study in connection with the label expansion approval for the use of the platelet system to treat platelets suspended in 100% plasma. Successful enrollment and completion of this additional study will also require that we identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. Previously these studies and other studies had been delayed as a result of the COVID-19 pandemic and may be delayed in the future if the COVID-19 pandemic persists or continues to worsen. If we are unable to complete the required studies in a timely manner or at all, or the results of the studies reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly. In addition, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. In addition, there is a risk that these studies will show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System.

INTERCEPT Blood System for Cryoprecipitation to Produce Pathogen Reduced Cryoprecipitated Fibrinogen Complex and Pathogen Reduced Plasma, Cryoprecipitate Reduced

In November 2020, we obtained FDA approval of INTERCEPT Blood System for Cryoprecipitation to produce PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced. We are currently validating with our manufacturing partners the process to produce these new products in accordance with our specifications. Once the process at our manufacturing partners is validated, we will be eligible to sell and deliver these new products only to hospital customers in the state of manufacture until our manufacturing partners receive approval of their manufacturing site Biologics License Applications, or BLAs. We cannot provide any assurance that our manufacturing partners will receive BLA approval from the FDA on a timely basis or at all. In addition, in order to market and sell PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced to hospital customers throughout the U.S., we will need to identify and validate additional manufacturing partners. We cannot guarantee that we will be able to successfully negotiate additional agreements with manufacturing partners on terms that are acceptable to us. If we are unable to obtain additional manufacturing partners, our ability to market and sell our new products outside of the four states where we currently have manufacturing partners may be severely curtailed or limited. PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced are products derived from our INTERCEPT Blood System for plasma. As such, any supply disruptions or failures that could impact our plasma system will have a direct negative impact on the production of pathogen reduced cryoprecipitated fibrinogen complex and its derivative product, pathogen reduced plasma, cryoprecipitate reduced. Such supply disruptions could negatively impact our ability to fulfill customer orders, which will have an adverse effect on our business reputation and the successful introduction and adoption of our new products.

Post-Marketing Approval

We are also required to comply with applicable FDA and other regulatory requirements now that we have obtained approval for the INTERCEPT Blood System for platelets, plasma and cryoprecipitation. These requirements relate to, among other things, labeling, packaging, storage, advertising, promotion, record-keeping and reporting of safety and other information. In addition, our manufacturers and their facilities are required to comply with extensive FDA and foreign regulatory agency requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to cGMP and current QSR requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections. We understand that the manufacturing facility which produces our platelet and plasma systems will be audited by the FDA in the near term. We and our contract manufacturers will need to satisfactorily resolve and comply with adverse findings of the audit, if any. Complying with and resolving any audit findings may result in additional costs, changes to our manufacturers’ quality management systems or both. Failure to timely resolve and comply to audit findings, if any, may result in enforcement actions and may result in a disruption to the supply of our products. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are required to report certain adverse events and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and must additionally comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or a violation or any other federal or state law that applies to us, such as laws prohibiting false claims for reimbursement. Any enforcement action brought by a federal, state or foreign authority could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, administrative burdens, and diminished profits and future earnings. In addition, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend, divert our management’s attention, result in substantial damage awards against us and harm our reputation. Regulatory authorities may also challenge the classification of our approvals for our products.

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

Any modifications to the platelet, plasma or cryoprecipitation systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new premarket approval application, or PMA, or PMA supplement. Further, any modification to our plasma system may have an impact on the cryoprecipitation system, which may similarly require approval of a new PMA Supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new submissions or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, due to the obsolescence of certain parts, we have redesigned the illuminators used in the platelet and plasma systems and may need to further redesign the illuminator. We will need to obtain regulatory approval of any future redesign of the illuminator before it can be commercialized in the U.S. or under CE Mark. We understand that a solvent used to make the plastic beads in our plasma compound adsorption devices is no longer available. Although we have contracted with the manufacturer to produce a significant quantity of the existing material, we will need to qualify plastic beads produced with a new solvent prior to consuming available inventory levels. In addition, in order to address the entire market in the U.S., we will need to obtain approval for additional configurations of the platelet system, including triple dose collections and random donor platelets. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit product revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available.

We have no experience selling to hospitals or expertise complying with regulations governing finished biologics, and our inability to successfully commercialize the INTERCEPT Blood System for Cryoprecipitation in the U.S would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our ability to successfully commercialize our INTERCEPT Blood System for Cryoprecipitation in the U.S. will depend on our ability to do the following, among other things:

•	achieve market acceptance and generate product sales through execution of sales agreements on commercially reasonable terms;
•

enter into and maintain sufficient manufacturing arrangements for the U.S. market with our third-party manufacturers of the pathogen reduced-cryoprecipitated fibrinogen complex and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced;

•	support blood center manufacturing partners in obtaining biologic license applications (BLAs) for interstate commerce;
•

create market demand through our education, marketing and sales activities, including the ability to demonstrate to the transfusion community and other health care constituencies that pathogen reduction, including pathogen reduced-cryoprecipitated fibrinogen complex for the treatment and control of bleeding, and the INTERCEPT Blood System is safe, effective and cost effective;

•	hire, train, deploy, support and maintain a qualified U.S.-based commercial organization and field sales force;
•	comply with requirements established by the FDA, including post-marketing requirements and label restrictions; and
•	comply with other U.S. healthcare regulatory requirements.

Our ability to commercialize pathogen reduced-cryoprecipitated fibrinogen complex and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced in the U.S. will initially be limited to the four states of California, Texas, Louisiana and Wisconsin. Our ability to sell this product in other states is dependent on the approval of manufacturing site BLAs by the FDA and we cannot be sure that the sites will receive such authorizations in a timely manner, if at all.

While we are working on implementing the infrastructure we believe will be necessary to market pathogen reduced-cryoprecipitated fibrinogen complex and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced directly to hospitals, we have no experience selling to hospitals nor do we have experience or expertise complying with regulations governing finished biologics. If we are unable to successfully market this product to hospitals or comply with such unique regulations, our ability to monetize and deliver such product will be negatively impacted.

If the COVID-19 crisis persists or continues to worsen, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. Moreover, if hospitals are not able or willing to allow our employees to gain access to their facility or personnel, our ability to market and commercialize PRCFC directly to hospitals may be impaired and our results of operations negatively impacted.

We operate a complex global commercial organization, with limited experience in many countries. We have limited resources and experience complying with regulatory, legal, tax and political complexities as we expand into new and increasingly broad geographies.

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

We are subject to a number of laws that affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians, healthcare providers or other potential purchasers of our products. These laws are often broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. For example, within the E.U., the control of unlawful marketing activities is a matter of national law and regulations in each of the member states. There are a variety of organizations and entities within E.U. member states which monitor perceived unlawful marketing activities. We could face civil, criminal and administrative sanctions if it is determined that we have breached our obligations in any E.U, member state in respect of our marketing activities. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

In addition, there are numerous U.S. federal, state and local healthcare regulatory laws, including, but not limited to, anti-kickback laws, false claims laws, privacy laws, and transparency laws. Our relationships with healthcare providers and entities, including but not limited to, hospitals, physicians, healthcare providers and our customers are subject to scrutiny under these laws. Violations of these laws can subject us to significant penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs, including the Medicare and Medicaid programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment of our operations. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, but are not limited to:

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

•

federal false claims laws, including the civil False Claims Act, which can be enforced by private citizens on behalf of the government, through civil whistleblower or qui tam actions, and the federal civil monetary penalties law, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other federal payors that are false or fraudulent, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, and which may apply to entities that provide coding and billing advice to customer;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program, including private payors, or making materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on covered entities, including certain healthcare providers, health plans and healthcare clearinghouses as well as their business associates and their subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, relating to the privacy, security and transmission of individually identifiable health information, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;

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

In addition, there has been a recent trend of increased U.S. federal, state and local regulation of payments and transfers of value provided to healthcare professionals or entities. Section 6002 of the ACA, known as the Physician Payments Sunshine Act, imposes annual reporting requirements on device manufacturers for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to the Centers for Medicare & Medicaid Services, or CMS, for payments and other transfers of value provided by them, directly or indirectly, to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. Beginning in 2022, applicable manufacturers will also be required to report information related to payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in significant civil monetary penalties. Due to the difficulty in complying with the Physician Payments Sunshine Act, we cannot assure that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that we may fail to comply fully with one or more of these requirements.

We are also subject to domestic and foreign laws and regulations covering data privacy and the protection of health-related and other personal information. Domestic privacy and data security laws are complex and changing rapidly. Many states have enacted laws regulating the online collection, use and disclosure of personal information and requiring that companies implement reasonable data security measures. Laws in all states and U.S. territories also require businesses to notify affected individuals, governmental entities and/or credit reporting agencies of certain security breaches affecting personal information. These laws are not consistent, and compliance with them in the event of a widespread data breach is complex and costly.

In the U.S., the California Consumer Privacy Act of 2018, or CCPA gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. These create an additional burden on us, as do the restrictions on “sales” of personal information that allow Californians to opt-out of certain sharing of their personal information. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations and creates a private right of action for data breaches that is expected to increase data breach litigation. Similarly, the CPRA, when it becomes effective on January 1, 2023, will restrict use of certain categories of sensitive personal information; further restrict the use of cross-contextual advertising techniques; establish restrictions on the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines.

In the E.U., the GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the E.U. and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. One of the mechanisms for transfers of personal data from Europe to the U.S., the EU-U.S. Privacy Shield Framework, was invalidated by the Court of Justice of the European Union in a July 2020 decision. The decision also called into question whether companies can lawfully use the European Commission’s Standard Contractual Clauses as a compliance mechanism for transfers of personal information from Europe to the United States or most other countries.

The CCPA, GDPR and other privacy laws have increased our responsibility and potential liability in relation to personal data that we process compared to prior law, including in clinical trials and employee data, and we may be required to put in place additional mechanisms to ensure compliance with these laws, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local courts and data protection authorities may have different interpretations of applicable law, leading to potential inconsistencies in application of these laws. If we are unable to implement sufficient safeguards to ensure that our transfers of personal information from Europe are lawful, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal information from Europe.

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

To enforce compliance with the healthcare regulatory laws, federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

Federal and state governments in the U.S. have enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The ACA significantly impacts the medical device industry. Among other things, the ACA:

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

There remain judicial and Congressional challenges to numerous provisions of the ACA, as well as efforts that were taken by the U.S. government to repeal or replace certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will stay in effect through 2030, unless additional congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

More recently, there has been heightened governmental scrutiny in the U.S. to control the rising cost of healthcare. For example, such scrutiny has resulted in several recent congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to pricing and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of President Trump’s importation executive order, which directed HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and make other changes allowing for personal importation of drugs from Canada. The FDA final rule provides guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. State legislatures are also increasingly passing legislation and implementing regulations designed to control the cost of healthcare, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action, particularly as a result of the recent presidential election. We expect that additional U.S federal and state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Risks Related to Government Contracts

A significant portion of the funding for the development of the red blood cell system is expected to come from our BARDA agreement, and if BARDA were to eliminate, reduce, delay, or object to extensions for funding from our agreement, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding.

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $213.9 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has exercised approximately $116.9 million under the base period of the agreement and associated options. Accordingly, our ability to receive any of the unexercised $97.0 million in additional funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. In addition, activities covered under the base period and exercised options may ultimately cost more than is covered by the BARDA contract and will likely require a longer performance period to complete than is remaining on our agreement; if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. For instance, our RedeS and ReCePI studies, which are being funded as part of our agreement with BARDA, have been temporarily suspended at some of our hospital clinical sites and blood centers producing INTERCEPT-treated red blood cells as a result of the COVID-19 pandemic. In addition, the studies are being conducted in areas that are also subject to disruption due to severe weather such as flooding or hurricane. The uncertainty regarding the duration of the COVID-19 pandemic, and its impact on participating blood centers, hospitals and their patients, severe weather or other natural disaster impacts to sites enrolling our clinical trials may all negatively impact our ability to complete our clinical trials. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreement, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended for existing exercised options or through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. While BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides and we are able to restart many suspended or delayed activities.

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

U.S. government contracts typically contain unfavorable provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. For example, under our agreement with BARDA, the U.S. government has the power to unilaterally:

•

audit and object to any BARDA agreement-related costs and fees on grounds that they are not allowable under the Federal Acquisition Regulation, or FAR, and require us to reimburse all such costs and fees

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

We must comply with numerous laws and regulations relating to the administration and performance of our agreements. Among the most significant government contracting regulations are:

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

In addition, as a U.S. government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Based on the results of its audits, the U.S. government may adjust our agreement-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis and could impact our cash flows under the contract prospectively. In addition, in the event that the government determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, the government would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our agreements, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us, which could cause our stock price to decline. In addition, under U.S. government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.

Risks Related to Our Reliance on Third Parties

We rely on third parties to market, sell, distribute and maintain our products and to maintain customer relationships in certain countries.

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in certain regions. We rely on these distributors to obtain and maintain any necessary in-country regulatory approvals, as well as market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. Generally, our distribution agreements require distributors to purchase minimum quantities in a given year over the term of the agreement. Failure by our distributors to meet these minimum purchase obligations may impact our financial results. In addition, failure by our distributors to provide an accurate forecast impacts our ability to predict the timing of product revenue and our ability to accurately forecast our product supply needs. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. For example, our distributors may fail to sell product inventory they have purchased from us to end customers or may sell competing products ahead of or in conjunction with INTERCEPT. In addition, initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. We have a finite number of illuminators that can be produced under the current approved configuration before a redesigned and approved illuminator is available. Should we sell illuminators to distributors or other customers without follow-on purchases of disposable kits, our revenue potential will be impaired. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Further, we have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. In addition, although our agreements with our distributors generally require compliance with local anti-corruption laws, the U.S. Foreign Corrupt Practices Act, and other local and international regulations, we have limited ability to control the actions of our distributors to ensure they are in compliance. Noncompliance by a distributor could expose us to civil or criminal liability, fines and/or prohibitions on selling our products in certain countries.

Currently, a fairly concentrated number of distributors make up a significant portion of our product revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions.

In the past, we have experienced weaker than expected growth due to declining performance by certain of our distributors. Periodically, we transition certain territories to new distribution partners or our direct sales force where we believe we can improve performance relative to the distributor. Because new distribution partners or our direct sales force may have limited experience marketing and selling our products in certain territories, or at all, we cannot be certain that they will perform better than the predecessor distributor. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. Termination, loss of exclusivity or transitioning from these distributors may require us to negotiate a transfer of the applicable regulatory approvals to us or new distributors which may be difficult to do in a timely manner, or at all. We expect that our product revenue will be adversely impacted with the loss or transition of one or more of these distributors. If we choose to terminate distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all or that the distributor will honor its outstanding commitments to us. In addition, terminated distributors may own illuminators placed at customer sites and may necessitate us to repurchase those devices or require end-user customers to purchase new devices from us. Additionally, we may need terminated distributors to cooperate with us or a new distributor in transitioning sub-distributor relationships and contracts, hospital contracts, public tenders, or regulatory certificates or licenses held in their name. These factors may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. As we service end-user accounts directly rather than through distributors, we incur additional expense, our working capital is negatively impacted due to longer periods from cash collection from direct sales customers when compared to the timing of cash collection from our former distribution partners and we may be exposed to additional complexity including local statutory and tax compliance. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors are responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results. Furthermore, there may be local or regional restrictions on travel due to the COVID-19 crisis, which could impact our distributors or our ability to service customers in the field should issues arise. In certain cases where a terminated distributor holds title to illuminators placed in the field, we may choose to buy back the illuminators from the distributor to ensure continuity of service to those customers. If this were to occur, our recognizable revenue would be negatively impacted.

Our manufacturing supply chain exposes us to significant risks.

We do not own our own manufacturing facilities, but rather manufacture our products using a number of third-party suppliers, many of whom are our sole suppliers for the particular product or component that we procure. We rely on various contracts and our relationships with these suppliers to ensure that the sourced products are manufactured in sufficient quantities, timely, to our exact specifications and at prices we agree upon with the supplier. The price that we pay to some of our suppliers is dependent on the volume of products or components that we order. If we are unable to meet the volume tiers that afford the most favorable pricing, our gross margins will be negatively impacted. Until we either expand the number of manufacturing partners producing PRCFC for us, or our manufacturing partners for PRCFC receive approval of their BLAs, we are reliant on the manufacturing partners in the four states in which they are located to maintain their licenses to manufacture PRCFC, manufacture such products in accordance with the applicable specifications and deliver products timely to our hospital customers. In addition, our blood center manufacturing partners for PRCFC may not be able to produce a sufficient quantity of PRCFC to meet customer demand. Accordingly, we may choose to sell INTERCEPT for cryoprecipitation disposable kits to blood centers that are not manufacturing PRCFC for us. Additionally, because PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced are products derived from our INTERCEPT Blood System for plasma, any supply disruptions or failures that could impact our plasma system will have a negative direct impact on the production of PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced.

In October 2015, we amended and restated our manufacturing and supply agreement with Fresenius. In December 2020, we further amended the agreement to set the pricing for 2021, among other items. Under the amended agreement, Fresenius is obligated to sell, and we are obligated to purchase finished disposable kits for the platelet, plasma and red blood cell kits from Fresenius with certain exceptions permitted. The initial term of the amended agreement extends through July 1, 2025, and is automatically renewed thereafter for additional two-year renewal terms, subject to termination by either party upon (i) two years written notice prior to the expiration of the initial term or (ii) one year written notice prior to the expiration of any renewal term. We and Fresenius each have normal and customary termination rights, including termination for material breach. Fresenius is our sole supplier for the manufacture of these products, although we are currently working with Fresenius to identify and qualify additional sites for the production of components and of finished disposable kits. Fresenius may fail to manufacture an adequate supply of INTERCEPT disposable kits which would harm our business. Disruptions to our supply chain as a result of any potential ensuing protests, strikes or other work-

stoppages would be detrimental to our business and operating results. In the event Fresenius refuses or is unable to continue operating under the agreement, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected.

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

Our manufacturing and supply agreement with Ash Stevens continues until December 31, 2021, and will continue to automatically renew thereafter for periods of two years each, but may be terminated by Ash Stevens provided that Ash Stevens notifies us in writing at least two years in advance. We have not been notified by Ash Stevens of their intention to terminate the agreement.

In April 2017, we entered into an amended and restated manufacturing and supply agreement with Porex for the continued supply of the compound adsorption devices. Porex is our sole supplier for certain components of and manufacturing of the compound adsorption devices. Under the amended and restated Porex agreement, we are no longer subject to a minimum annual purchase requirement; however, Porex has the right to terminate the agreement, upon 12 months’ prior written notice, if annual production falls below a mutually agreed threshold. The amended and restated Porex agreement was renewed as of January 1, 2020, for an additional two years. In December 2020, we reached agreement with Porex regarding pricing for 2021, consistent with the process set forth in the original agreement. In addition, we entered into an amended and restated supply agreement with Brotech Corporation d/b/a Purolite Company, or Purolite, for the supply of raw materials used to make the compound adsorption devices. The amended supply agreement expires in February 2023 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with Nova, which manufacturers our illuminators, currently extends through September 2021 and is automatically renewable for one year terms, but may be terminated by Nova on at least 12 months’ prior written notice. We have not been notified by Nova of their intention to terminate the agreement.

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. In addition, given our recent rapid growth and potential for continued or even accelerated growth, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits may fully utilize the production capacity of our third-party manufacturer(s), as a result we may need to allocate manufacturing resources such that our supply of platelet kits or plasma kits could be adversely impacted. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. In addition, while our suppliers have initiated business continuity plans with minimal disruption to our supply, we cannot be certain that any prolonged, intensified, worsened, or recurring effect from the COVID-19 pandemic would not impact our supply chain. Although we are actively evaluating alternate suppliers and additional sites within our existing supplier’s networks for certain components, we do not have qualified additional sites or suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. For example, we understand that a compound adsorbent housing component is no longer available and an alternate housing will need to be qualified by Fresenius. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

Currently Nova is manufacturing illuminators to meet customer demand and maintain our own inventory levels. Subject to obsolescence, we may be required to identify and qualify replacement components for illuminators and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. We and our customers rely on the availability of spare parts to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts for the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. We are currently redesigning the illuminator which is expected to take several years. We will need to obtain regulatory approval for the redesigned illuminator before it can be commercialized in the U.S. or under CE Mark. Our failure to obtain regulatory approvals of a new illuminator could constrain our ability to penetrate our markets and may otherwise significantly limit product revenue from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive these approvals could reduce our sales and negatively impact our profitability potential and future growth prospects. Furthermore, we understand that components used in the illuminator are no longer commercially available beyond what we and Nova have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As with our disposable sets, if we conclude that supply of components or spare parts for the illuminators is uncertain, we may choose to purchase and maintain inventories of such components or spare parts, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient. We are and will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so. Software development is inherently risky and may be time consuming and costly.

In the event that alternate manufacturers or alternate manufacturing sites are identified and qualified, we will need to transfer know-how relevant to the manufacture of the INTERCEPT Blood System to such alternate manufacturers and manufacturing sites; however, certain of our supplier’s materials, manufacturing processes and methods are proprietary to them, which will impair our ability to establish alternate sources of supply, even if we are required to do so as a condition of regulatory approval. We may be unable to establish alternate suppliers without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review and approvals. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all.

Moreover, the inclusion of components manufactured by new suppliers or by alternate sites within our current network of suppliers could require us to seek new or updated approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals. We cannot assure you that any amendments to existing manufacturing agreements or any new manufacturing agreements that we may enter into will contain terms more favorable to us than those that we currently have with our manufacturers. Many of the existing agreements we have with suppliers contain provisions that we have been operating under for an extended period of time, including pricing. Should we enter into agreements or amend agreements with any manufacturer with less favorable terms, including pricing, our results of operations may be impacted, our recourse against such manufacturers may be limited, and the quality of our products may be impacted.

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

In the event of a failure by Fresenius or other manufacturers to perform their obligations to supply kits, illuminators or components of the INTERCEPT Blood System to us, damages recoverable by us may be insufficient to compensate us for the full loss of business opportunity. Many of our supply agreements contain limitations on incidental and consequential damages that we may recover. A supplier’s potential liability in the event of non-performance may not be sufficient to compel the supplier to continue to act in conformity with our agreements. Our product supply chain requires us to purchase certain components in minimum quantities and may result in a production cycle of more than one year. Significant disruptions to any of the steps in our supply chain process may result in longer productions cycles which could lead to inefficient use of cash or may impair our ability to supply customers with product.

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

We currently have no experience with customer expectations regarding turnover or inventory levels of PRCFC held at either our blood center manufacturing partners or at the hospitals themselves. Our PRCFC product has a shelf life of five days from thaw before it expires. To mitigate product expiration, should hospitals require that we use a consigned inventory model whereby unused product at the hospital at expiration is replaced with fresh product at reduced to no cost to the hospital, we may need to keep additional inventory or manufacture PRCFC above levels generating an economic return.

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

With respect to the manufacture of our products, our third-party manufacturers source components and raw materials for the manufacture of the INTERCEPT processing sets. Certain of these components are no longer commercially available, are nearing end-of-life or are available only from a limited number of suppliers. We and our third-party manufacturers do not have guaranteed supply contracts with all of the raw material or component suppliers for our products, which magnify the risk of shortage and obsolescence and decreases our manufacturers’ ability to negotiate pricing with their suppliers. For example, a solvent used in the manufacture of a raw material for our plasma compound adsorption device may no longer be available. Although we have contracted with the manufacturer to produce a significant quantity of the existing material, we will need to qualify plastic beads produced with a new solvent prior to consuming available inventory levels. In any event, the amount of material is finite and we and our contract manufacturer may need to qualify an alternate solvent used in the manufacture of the raw material or build sufficient levels of inventory until we can redesign our products. If we are unable to use all of the raw material produced during the final production run, or if the final material produces suboptimal results, we may require customers to modify their operating practices, or run out of material before an alternate material can be qualified. Customers may object to changes in operating practices or changes to the instructions for use, and a potential negative impact on their operations as a result of the use of this material, could impair our reputation or customer acceptance of our products. Any shortage or obsolescence of raw materials, components or accessories or our inability to control costs associated with raw materials, components or accessories, could increase our costs to manufacture our products. Further, if any supplier to our third-party manufacturers is unwilling or unable to provide high quality raw materials in required quantities and at acceptable prices, our manufacturers may be unable to find alternative sources or may fail to find alternative suppliers at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Furthermore, we do not yet know whether or not certain components used by blood center operators or used in the production of INTERCEPT will be able to successfully comply with the new standards under the MDR. Failure to comply with the new standards timely may result in a disruption to blood center operations or the manufacture of the INTERCEPT Blood System. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer, we could experience cancellations of customer orders, refusal by customers to accept deliveries or a reduction in our prices and margins to the detriment of our financial performance and results of operations.

Risks Related to Our Financial Condition and Capital Requirements

We expect to continue to generate losses.

We may never achieve a profitable level of operations. Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have been approved in the U.S. only since December 2014 and are not approved in many countries around the world. Similarly, our PMA supplement for the INTERCEPT Blood System for Cryoprecipitation to produce PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced was approved in November 2020 in the U.S. and is not approved anywhere else in the world. We plan to begin selling PRCFC to hospital customers in a limited launch in the U.S. beginning in 2021. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales. At our present and expected 2021 sales levels of the platelet and plasma systems, and of PRCFC, our costs to manufacture, distribute, market, sell, support the systems and develop new products are and are expected to continue to be in excess of our product revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. To prepare for commercial launch of PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduce, we have begun to hire employees and are looking to retain additional contract resources to sell PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced directly to hospitals and may choose to sell INTERCEPT Blood System for Cryoprecipitation disposable kits to blood centers that are not contracted with us as manufacturing partners. We expect to incur additional research and development costs associated with the development of different configurations of existing product candidates and products and our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE Mark approval for our red blood cell system in Europe. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities. Presently, we anticipate that the stress of COVID-19 on healthcare systems around the globe may negatively impact our ability to conduct clinical trials in the near term due primarily to the lack of resources at clinical trial sites and the resulting challenge to enroll patients in these trials. For example, for a brief time, several of the hospital clinical trial sites for our RedeS and ReCePI studies suspended enrollment and several red blood cell production partners for the studies suspended production in order to conserve red blood cells to meet hospital demand during the pandemic. The timing of other planned clinical trials has also been delayed due to the pandemic. Many hospital sites have not yet resumed enrollment and those that have are proceeding at a reduced capacity. Further delays may recur in the future, if patient enrollment sites need to pause participation in our clinical trials and studies and we cannot be certain that further disruption due to the COVID-19 pandemic can be avoided.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet and plasma systems and the anticipated launch of PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we may be required to conduct to satisfy regulators or achieve broader market acceptance, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our products, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our working capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

While we expect to receive significant funding under our agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under the agreement, including with respect to the conduct of the RedeS and ReCePI studies, enrollment for which have been suspended at many of the hospital sites due to the COVID-19 pandemic. Many hospital sites where enrollment was suspended have not yet resumed enrollment and those that have are proceeding at a reduced capacity. Accordingly, many of the activities expected by BARDA have been delayed and will require an extension of time under the contract to complete. Should BARDA disallow any extension, we will need to pay for the costs to complete the activities or stop pursuing them altogether. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides and we are able to restart many suspended or delayed activities. In addition, if we are unable to generate sufficient prerequisite Phase 3 clinical data, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. While BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

As of December 31, 2020, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $48.1 million. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Term Loan Credit Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement.

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

Risks Related to Managing Our Growth and Other Risks

If we fail to attract, retain and motivate key personnel or to retain the members of our executive management team, our operations and our future growth may be adversely affected.

We are highly dependent upon our executive management team and other critical personnel, including our specialized research and development, regulatory and operations personnel, many of whom have been employed with us for many years and have a significant amount of institutional knowledge about us and our products. We do not carry “key person” insurance. If one or more members of our executive management team or other key personnel were to retire or resign, our ability to achieve development, regulatory or operational milestones for commercialization of our products could be adversely affected if we are unable to replace them with employees of comparable knowledge and experience. In addition, we may not be able to retain or recruit other qualified individuals, and our efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, significant amounts of internal historical knowledge and expertise could become unavailable to us. Should our employees, notably laboratory-based personnel, see a surge in infections, our ability to complete research and development activities may be impaired. As such, certain studies and trials may be delayed for an extended period of time. Furthermore, key deployment and technical service personnel, if infected, will not be able to support customers timely or effectively which could negatively impact our ability to support customers looking to begin INTERCEPT use or those experiencing any operational difficulties. We do not yet know when our employees will have access to a vaccine or if such a vaccine will be effective.

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

Our international operations are subject to risks typical of an international business, including, among other factors, differing political, economic, and regulatory climates, different tax structures and foreign exchange volatility. We do not currently enter into any hedging contracts to normalize the impact of foreign exchange fluctuations. As a result, our future results could be materially affected by changes in these or other factors.

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

Additionally, the U.S. government has called for substantial changes to foreign trade policy and has recently imposed tariffs on certain U.S. imports. Canada, the E.U., China and other countries have responded with retaliatory tariffs on certain U.S. exports. We also rely on various U.S. corporate tax provisions related to international commerce. If we are subject to new regulations, including those under the Tax Act, or if restrictions and tariffs increase our operating costs in the future, and we are not able to recapture those costs from our customers, or if such initiatives, regulations, restrictions or tariffs make it more difficult for us to compete in overseas markets, our business, financial condition and results of operations could be adversely impacted.

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

Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. These include those that are used directly by our operations and those used by critical service providers and suppliers, including our manufacturing partners. As use of information technology systems has increased, deliberate attacks and attempts to gain unauthorized access to computer systems and networks have increased in frequency and sophistication. Our and our supplier’s information technology, systems and networks are potentially vulnerable to breakdown, malicious intrusion and computer viruses which may result in the impairment of production and key business processes or loss of data or information. We and our suppliers are also potentially vulnerable to data security breaches-whether by employees or others-which may expose sensitive data to unauthorized persons. For example, we have in the past and may in the future be subject to “phishing” attacks in which third parties send emails purporting to be from reputable sources. Phishing attacks may attempt to obtain personal information, infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information. Although we have not experienced any losses as a result of such attacks or any other breaches of data security, such breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, distributors, customers and others.

We may be subject to contractual requirements that obligate us to use industry-standard or reasonable measures to safeguard personal information. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard personal information. A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages, and in some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches.

Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our platform, systems, networks, or physical facilities, or those of our vendors, could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and/or platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity, or availability of personal information was disrupted, we could incur significant liability, or our platform, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.

We know that certain of our suppliers have been successfully attacked by certain malware aimed at extracting a ransom. Should such breaches occur in the future, production may be impacted, information infiltrated or other records and information compromised or lost. Breaches and other inappropriate access can be difficult to detect and any delay in identifying them could increase their harm. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Notifications and follow-up actions related to a security breach of one of our suppliers could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs.

Any such breaches of security and inappropriate access could disrupt our operations, harm our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations. Further, the costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in interruptions, delays, cessation of service, negative publicity, loss of customer trust, less use of our products and services as well as other harms to our business and our competitive position. Remediation of any potential security breach may involve significant time, resources, and expenses, which may result in potential regulatory inquiries, litigation or other investigations, and can affect our financial and operational condition.

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

Our ability to use our federal and state net operating loss, or NOL, carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards (if any), and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, U.S. federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In general, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic NOL and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being utilized to reduce future income tax liabilities. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

Risks Related to Our Intellectual Property

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, we are aware of an expired U.S. patent issued to a third-party that covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems. In this regard, whether or not we have infringed this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to have infringed any valid claim of this patent, we may, among other things, be required to pay damages. Our patents expire at various dates between 2021 and 2037. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fresenius to U.S. and foreign patents relating to the INTERCEPT Blood System, which expire at various dates between 2021 and 2024. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

Our patents do not cover all of the countries in which we are selling, and planning to sell, our products. We will not be able to prevent potential competitors from using our technology in countries where we do not have patent coverage. Further, the laws of some foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S., including the CIS countries, China and India, jurisdictions where we are currently expanding our commercialization efforts through distributors. In certain countries, compulsory licensing laws exist that may be used to compel a patent owner to grant licenses to third parties, for reasons such as non-use of the patented subject matter within a certain period of time after patent grant or commercializing in a manner that is cost-prohibitive in the country. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license for the INTERCEPT Blood System to a third-party, which could materially diminish the value of such patents. This could adversely impact our potential product revenue opportunities.

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

General Risk Factors

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

The sales of our products in Europe and the Commonwealth of Independent States, or CIS, countries are denominated in Euros and other non-U.S. currencies. As a result, we are exposed to foreign exchange risk, and our results of operations have been and will continue to be impacted by fluctuations in the exchange rate between the U.S. dollar and other currencies, in particular the Euro. In addition, there have been concerns for the overall stability and suitability of the Euro as a single currency given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of, or the announcement of the withdrawal of, one or more member countries from the European Union, or E.U., following the United Kingdom’s, or U.K.’s, withdrawal from the E.U., or the failure of the Euro as a common European currency or an otherwise diminished value of the Euro could materially and adversely affect our product revenue. In certain territories that we currently sell into, a devaluation of local currency against the U.S. Dollar is occurring and is making purchase of our products more expensive for customers. Should this persist or worsen, customers may not be able to afford purchasing our Euro or U.S. Dollar priced products, or we may choose to lower prices to those customers which would negatively impact our results of operations.

In the past, a meaningful amount of our product revenue has come from sales to distributors for the Russian, other CIS countries, as well as Middle Eastern markets. Weakness and/or instability in worldwide oil prices and the ongoing civil, political and economic disturbances in Russia, Turkey and Ukraine, and their spillover effect on surrounding areas, along with the impact of sanctions imposed against Russia by certain European nations and the U.S., may significantly devalue the Russian Ruble and other CIS currencies and have had and may continue to have a negative impact on the Russian and other CIS countries’ economies, particularly if sanctions continue to be levied against Russia or are strengthened from those currently in place from either the E.U., U.S. or both. In particular, the unprecedented weakness in oil demand and prices resulting from, among other things, the effects of the COVID-19 pandemic, may negatively affect our existing and future business opportunities in oil dependent countries and may cause collection difficulties, declining prices or all of the above. While our agreement with our Russian and other CIS distributors calls for sales, invoicing and collections to be denominated in Euros, if significant sanctions continue or are strengthened, if new sanctions are imposed, the Russian economy and value of the Ruble or other CIS currencies may weaken, and our business in Russia and other CIS countries may be negatively impacted further or never recover to historical levels.

Moreover, the U.S. administration has imposed tariffs on certain imports into the U.S., and the E.U., China and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating trade tensions. However, these tariffs and other trade restrictions could increase our operating costs, reduce our gross margins or otherwise negatively impact our financial results.

In addition, terrorist attacks and civil unrests in some of the countries where we do business, and the resulting need for enhanced security measures may impact our ability to deliver services, threaten the safety of our employees, and increase our costs of operations.

Provisions of our charter documents, our compensatory arrangements and Delaware law could make it more difficult for a third-party to acquire us, even if the offer may be considered beneficial by our stockholders.

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

On February 10, 2021, we had 133 holders of record of our common stock.

Dividends

We have not declared or paid dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

Stock Performance Graph (1)

The following graph shows the total stockholder return of an investment of $100 in cash (and the reinvestment of any dividends thereafter) on December 31, 2015, and tracked the performance through December 31, 2020, for (i) our common stock, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq Stock Market (United States) Index. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

Comparison of 5-year Cumulative Total Return on Investment

	December 31,
	2015	2016	2017	2018	2019	2020
Cerus Corporation	$100.00	$68.83	$53.48	$80.22	$66.77	$109.49
Nasdaq Biotech Index	100.00	78.32	94.81	85.97	106.95	134.42
Nasdaq	100.00	107.50	137.86	132.51	179.19	257.38

(1)

The graph and the other information furnished in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by references to any filing of Cerus Corporation under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Item 6.	Selected Financial Data

The Company has elected to comply with Item 301 of Regulation S-K, as amended February 10, 2021 and is omitting this disclosure in reliance thereon.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the year ended December 31, 2020 are not necessarily indicative of results that may occur in future periods.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System. Our INTERCEPT Blood System is intended for use with blood components and certain of their derivatives: plasma, platelets, red blood cells and to produce Pathogen Reduced Cryoprecipitated Fibrinogen Complex, or PRCFC, and pathogen reduced plasma, cryoprecipitate reduced. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received CE Marks and U.S. Food and Drug Administration, or FDA, approval and are being marketed and sold in a number of countries around the world. Additionally, in November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. The INTERCEPT Blood System for Cryoprecipitation uses our plasma system to produce PRCFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. We currently sell both the platelet and plasma systems using our direct sales force and through distributors and plan to sell PRCFC directly to hospital customers in the U.S. using a direct sales force, though we may in the future sell INTERCEPT Blood System for Cryoprecipitation kits to blood centers that are not manufacturing partners for PRCFC.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application for CE Mark approval of the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in September 2020, we began the process to resubmit our application under the new MDR. Accordingly, we do not expect an approval decision until 2022, if ever. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval or if approved, that the data will be considered sufficient to receive broad usage indications for both chronic and acute anemia or more limited. In 2017, we initiated a Phase 3 clinical, double-blind study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, un-treated, red blood cells. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. Due to the COVID-19 pandemic, many of the hospital sites conducting our RedeS and ReCePI studies suspended enrollment to focus on their response to the pandemic. Should the COVID-19 pandemic persist or heighten, we could see renewed or further delays to trial enrollment. In addition, we will need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA. There can be no assurance that we will be able to successfully complete any such in vitro studies, nor can there be any assurance that we will successfully complete our Phase 3 trial in chronic anemia patients. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In September 2020, we began the process of resubmitting for CE Mark approval under the MDR for the red blood cell system with two of four modules submitted. We must demonstrate an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice and ISO standards for the manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. The requirements apply to all suppliers providing raw materials, active ingredients, intermediates and final product. We understand that while the data generated from our European Phase 3 clinical trials may be sufficient to receive CE Mark approval we may not receive broad usage indications for both chronic and acute anemia usage and, we may need to generate additional safety data from commercial use in order to achieve broad market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional, un-treated red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including successfully completing the RedeS and ReCePI studies and an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the Biomedical Advanced Research and Development Authority, or BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment for the RedeS and ReCePI studies because of the COVID-19 pandemic or any other reason, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

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

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. The INTERCEPT Blood System for Cryoprecipitation uses our plasma system to produce PRCFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. We currently have agreements with certain blood center manufacturing partners and are actively working to identify additional partners to manufacture the extended-storage cryoprecipitate. We are also working on implementing the infrastructure we believe will be necessary to market extended-storage cryoprecipitate product directly to hospitals. Until our blood center manufacturing partners receive BLAs from the FDA, we will be limited to selling in those states where we have manufacturing partners located. In addition, we may, in the future, sell the INTERCEPT Blood System for Cryoprecipitation kits to blood centers that are not our manufacturing partners for PRCFC. Accordingly, this dynamic may in turn create pricing pressures, distrust with our contracted blood center manufacturing partners and competition for hospital business.

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

Although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts continue to be largely focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet and plasma units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. In addition, to address the entire market in the U.S., we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” At the time it was issued, the guidance document required all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than October 1, 2021. Blood centers may wait until later in the compliance grace period before beginning to take steps to implement INTERCEPT. Should a large number of blood centers wait, we may not have sufficient resources or product available to allow customers to timely and successfully implement INTERCEPT before the end of the compliance grace period. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customer with implementing the INTERCEPT Blood System, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. Hospitals in regions seeing a surge in COVID-19 cases may disallow access to their sites or personnel which will delay our ability to market and sell our products, including PRCFC. Should the COVID-19 pandemic persist or heighten, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they may have more familiarity.

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

In addition to the anticipated product revenues from sales of our platelet and plasma systems and sales of PRCFC, we anticipate that we will continue to recognize revenue from our government contracts. We recognize government contract revenue associated with the government contracts as qualified costs are incurred for reimbursement over the performance period.

Fresenius

Fresenius Kabi AG, or Fresenius, manufactures and supplies the platelet and plasma systems to us under a supply agreement, or the Supply Agreement. Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for our platelet, plasma and red blood cell systems. The Supply Agreement permits us to purchase platelet, plasma and red blood cell systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are defined through 2021. In response to public health directives in France similar to local orders issued in the United States to respond to the COVID-19 pandemic, Fresenius has recently reconfigured production workflow to ensure employee safety and to comply with local requirements for social distancing. For a discussion of the risks presented to our supply chain by the COVID-19 pandemic, see “Item 1A—Risk Factors” of this Annual Report on Form 10-K.

See Note 13, Development and License Agreements, in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for further information regarding the Supply Agreement with Fresenius.

Government contracts

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

The agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of December 31, 2020, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $116.9 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $213.9 million through December 31, 2021. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We are currently responsible for co-investment of approximately $5.0 million, and would be responsible for an additional $9.6 million, if certain additional Option Periods are exercised by BARDA. See Note 13, Development and License Agreements, in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for further information regarding the agreement with BARDA.

In September 2020, we entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. Under the agreement, we are reimbursed and will recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The total potential contract value is $11.1 million. See Note 13, Development and License Agreements, in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for further information regarding the agreement with FDA.

Equity Agreements

See Note 10, Stockholders’ Equity, in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for further information regarding the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, or the Sales Agreement, for the issuance and sale of our common stock.

Debt Agreement

See Note 8, Debt, in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and business around the world. To date, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and non-essential business shutdowns, which have led to severe disruptions to the global and U.S. economies that may continue for a prolonged duration and has triggered a recession or a period of economic slowdown. We do not yet know the full extent of potential impacts on our product revenues, business operations, clinical trials, or overall financial projections. Should our employees, notably laboratory-based personnel, see a surge in infections, our ability to complete research and development activities may be impaired. As such, certain studies and trials may be delayed for an extended period of time. Furthermore, key deployment and technical service personnel, if infected, will not be able to support customers timely or effectively which could negatively impact our ability to support customers looking to begin INTERCEPT use or those experiencing any operational difficulties. We do not yet know when our employees will have access to a vaccine or if such a vaccine will be effective. The extent and duration of the pandemic is highly uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, which could also impact trends and expectations as described in more detail below.

Comparability

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 21, 2020.

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

• Government contract revenue—Revenue related to the cost reimbursement provisions under our government contract agreements is recognized as the allowable direct contract costs plus allowable indirect costs are incurred based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. Direct costs incurred under cost reimbursable contracts are recorded as research and development expenses or general and administrative expenses. Payments to us pursuant to our government contract agreements are provisional payments subject to adjustment upon audit by the government. These audits could result in an adjustment to revenue previously reported, which adjustments potentially could be significant. We believe that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustment is known.

Results of Operations

Years Ended December 31, 2020, 2019 and 2018

Revenue

	Year Ended December 31,			% Change
(in thousands, except percentages)	2020	2019	2018	2020 to 2019	2019 to 2018
Product revenue	$91,920	$74,649	$60,908	23%	23%
Government contract revenue	22,329	19,125	15,143	17%	26%
Total revenue	$114,249	$93,774	$76,051	22%	23%

Product revenue increased by $17.3 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to year-over-year sales volume growth in disposable platelet system kit sales in the U.S., and in Europe, in addition to increased plasma system kit sales in Europe and Middle East regions during the year ended December 31, 2020, compared to the year ended December 31, 2019.

We anticipate product revenue for INTERCEPT disposable kits will increase in future periods driven by the expected continued expansion of U.S. sales as increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway. In addition, we plan to begin selling PRCFC to hospital customers in a limited launch beginning in 2021. However, a deterioration of the Euro relative to the U.S. dollar has in the past and could in the future have a material impact on our product revenues, as a significant portion of our product revenue is expected to come from Euro denominated markets over the near term. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

We recognized $22.3 million and $19.1 million of revenue from our government contracts during the years ended December 31, 2020 and 2019, respectively, as a result of the direct and indirect contract costs incurred under those agreements. We are uncertain if or how long the COVID-19 pandemic may disrupt our operations or activities supported by BARDA, but it is possible that reported government contract revenue may decrease as a result of the COVID-19 pandemic.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, and certain order fulfillment costs, to the extent applicable. Inventory is accounted for on a first-in, first-out basis.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2020	2019	2018	2020 to 2019	2019 to 2018
Cost of product revenue	$41,157	$33,419	$31,634	23%	6%

Cost of product revenue increased by $7.7 million during the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily due to increased sales, and to a lesser extent the write-off of certain inventory components that did not meet our quality standards, partially offset by volume tier discounts from a contract manufacturer and the impact of favorable foreign exchange rates.

Our gross margin on product sales was 55% during the year ended December 31, 2020, compared to 55% during the year ended December 31, 2019. Changes in our gross margin on product sales are affected by various factors, including the volume of product manufactured and the relative per unit pricing in our agreement with Fresenius, exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which products are sold. We may encounter unforeseen manufacturing difficulties, including those related to the COVID-19 pandemic, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2020	2019	2018	2020 to 2019	2019 to 2018
Research and development	$64,410	$60,376	$42,564	7%	42%

Research and development expenses increased $4.0 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to costs for our red blood cell program, inclusive of activities related to the BARDA agreement, increased costs associated with product enhancements and initiatives for expanded platelet label claims, and preliminary design efforts on our illuminator.

We expect to incur additional research and development costs associated with planning, publishing data from our required post-approval studies for the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., completing activities to support our CE Mark submission for our red blood cell system in Europe, new product development and product enhancements, including potential new label claims, and costs associated with performing the activities under our government contracts. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of global pandemics and natural disasters, including the current COVID-19 pandemic, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part I of this Annual Report on Form 10-K.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock-based compensation, expenses for our commercialization efforts in a number of countries around the world including those in U.S., Europe, the CIS and the Middle East, Asia, Latin America, and expenses for accounting, tax, internal control, legal, and facility and infrastructure related expenses, and insurance premiums.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2020	2019	2018	2020 to 2019	2019 to 2018
Selling, general and administrative	$67,015	$66,205	$56,841	1%	16%

Selling, general, and administrative expenses increased $0.8 million, driven by stock-based compensation during the year ended December 31, 2020, compared to the year ended December 31, 2019.

We anticipate our selling, general, and administrative spending to increase over the coming year relative to our 2020 selling, general, and administrative expenses.

Non-Operating Income (Expense), Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in fair value of certain investments.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2020	2019	2018	2020 to 2019	2019 to 2018
Foreign exchange gain (loss)	$793	$(86)	$(87)	(1,022%)	(1%)
Interest expense	(3,746)	(6,065)	(4,008)	(38%)	51%
Other income, net	1,713	1,396	1,748	23%	(20%)
Total non-operating expense, net	$(1,240)	$(4,755)	$(2,347)	(74%)	103%

Foreign Exchange Gain (Loss)

We experienced foreign exchange gains during the year ended December 31, 2020, compared to foreign exchange losses during the year ended December 31, 2019, which was primarily due to a higher foreign exchange rate for Euro to U.S. dollar.

Interest Expense

Interest expense decreased during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to primarily due to the loss of $2.1 million on the extinguishment of a previous loan and security agreement during the year ended December 31, 2019. See Note 8, Debt, in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for more information.

Other Income, Net

Other income, net increased by $0.3 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the gain related to the unrealized gains associated with the revaluation of certain investments.

Provision for Income Taxes

	Year Ended December 31,			% Change
(in thousands, except percentages)	2020	2019	2018	2020 to 2019	2019 to 2018
Provision for income taxes	$284	$263	$229	8%	15%

For each of the years ended December 31, 2020 and 2019, we recorded a tax expense of $0.3 million, which was primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of December 31, 2020 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of December 31, 2020. As of December 31, 2020, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, cash from product sales and reimbursements under our government agreements.

At December 31, 2020 and December 31, 2019, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$36,594	$34,986
Short-term investments	97,000	50,732
Restricted cash	2,309	2,435
Total	$135,903	$88,153

Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

At December 31, 2020 and December 31, 2019, we had the following indebtedness (in thousands):

	December 31, 2020	December 31, 2019
Debt – current	$8,516	$5,017
Debt – non-current	39,588	39,414
Total	$48,104	$44,431

Operating Activities

Net cash used in operating activities was $40.7 million during the year ended December 31, 2020, compared to $65.8 million net cash used in operating activities during the year ended December 31, 2019. The decrease in net cash used in operating activities was primarily related to increased product sales and revenue from our BARDA agreement, partially offset by the timing of payments during the year ended December 31, 2020, compared to the same period in 2019. In addition, during the year ended December 31, 2019, we made a one-time payment of $6.2 million to Fresenius in August 2019.

Investing Activities

Net cash used in investing activities was $49.6 million during the year ended December 31, 2020, compared to $28.2 million net cash provided by investing activities during the year ended December 31, 2019. The change period over period was primarily the result of higher purchases of investments during the year ended December 31, 2020, resulting from the proceeds from our January 2020 public offering of common stock.

Financing Activities

Net cash provided by financing activities was $91.8 million during the year ended December 31, 2020, compared to $43.5 million net cash provided by financing activities during the year ended December 31, 2019. The increase in net cash provided by financing activities was primarily due to the proceeds of approximately $62.7 million, net of the underwriting discounts and other issuance costs, received from our January 2020 public offering of common stock.

Working Capital

Working capital increased to $123.5 million at December 31, 2020, from $77.8 million at December 31, 2019, primarily due to the cash received from our January 2020 public offering of common stock, and proceeds from the issuance of common stock associated with equity awards, offset by the increased cash used to support ongoing operations.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet and plasma systems and the commercial launch of the INTERCEPT Blood System for Cryoprecipitation, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our government agreements, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with government contracts, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

In December 2020, we entered into the Sales Agreement under which we may issue and sell up to $100.0 million of our common stock through or to Cantor Fitzgerald & Co. or Stifel, Nicolaus & Company, Incorporated, as sales agent or principal. To date, we have not sold any shares of our common stock under the Sales Agreement.

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

Other Information

See Note 10, Stockholders’ Equity, in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for further information regarding the public offering of our common stock.

Commitments and Off-Balance Sheet Arrangements

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

We did not have any off-balance sheet arrangements as of December 31, 2020.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses for the years ended December 31, 2020, 2019 and 2018. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Part IV, Item 15, "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for more information on new accounting pronouncements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2020, we held cash, cash equivalents, short-term investments and investments in marketable equity securities of $133.6 million. We do not believe our exposure to interest rate risk to be material given we held cash in interest-bearing accounts with financial institutions and the short-term nature of our investment portfolio consisted of highly liquid money market instruments and corporate debt and U.S. government agency securities with short-term maturities. The weighted average interest rates of our cash and cash equivalents at December 31, 2020, were 1.64%.

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

With respect to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, we are exposed to risks associated with changes in interest rates in connection with our related borrowings. Based on our indebtedness under the Term Loan Credit Agreement of $39.6 million and Revolving Loan Credit Agreement of $8.5 million as of December 31, 2020, and the interest rate on such borrowings then in effect, a hypothetical 100 basis point increase in interest rates could increase our net interest expense in 2020 by approximately $0.5 million subject to certain limitations in each agreement.

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

Product sales for our blood safety products are predominantly made in Europe and generally are invoiced to customers in Euro. In addition, we incur operating expenses, including payment for finished goods inventory of disposable kits for the platelet and plasma systems. These inventory purchases and operating expenses are generally paid in Euro and, to a much lesser degree, other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of non-operating income (expense), net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the United States dollar may materially impact our results of operations. An unfavorable 10% change in foreign currency exchange rates for our cash, accounts receivable, accounts payable and accrued liabilities that are denominated in foreign currencies at December 31, 2020, would have negatively impacted our annual financial results by $1.0 million. Currently we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with related notes and reports of Ernst & Young LLP, independent registered public accounting firm, are listed in Item 14(a) and included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2020, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended December 31, 2020, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cerus Corporation

Opinion on Internal Control over Financial Reporting

We have audited Cerus Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cerus Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

February 25, 2021

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2021 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

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

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are being filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements.

Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

(b)	Exhibits.
Exhibit Number	Description of Exhibit

3.1(12)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(12)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(16)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4(2)	Amended and Restated Bylaws of Cerus Corporation.

4.1(1)	Specimen Stock Certificate.

4.2(29)	Description of securities registered under Section 12 of the Exchange Act of 1934.

Supply and/or Manufacturing Agreements

10.1(17)†	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.
10.2	First Amendment to Amended and Restated Supply Agreement, dated December 1, 2020, by and between Cerus Corporation and Purolite Corporation.

10.3(23)†	Amended and Restated Supply and Manufacturing Agreement, dated April 1, 2017, by and between Cerus Corporation and Porex Corporation.

10.4(26) †	First Amendment to Supply and Manufacturing Agreement, by and between Cerus Corporation and Porex Corporation, dated June 22, 2018.

10.5(19)†	Amended and Restated Manufacturing and Supply Agreement, dated October 19, 2015, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH.

10.6(26) †	Amendment to Amended and Restated Manufacturing and Supply Agreement, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH, effective as of August 10, 2018.
10.7(30) ††	Side Letter to Supply Agreement, dated January 14, 2020, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH.
10.8††	Amendment #2 to the Amended and Restated Manufacturing and Supply Agreement, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH, dated December 23, 2020.

Exhibit Number	Description of Exhibit

10.9(3)†	Manufacturing and Supply Agreement, dated September 30, 2008, by and between Cerus Corporation and NOVA Biomedical Corporation.

10.10(20)†	Amendment #1 to the Manufacturing and Supply Agreement, dated March 15, 2016, by and between NOVA Biomedical Corporation and Cerus Corporation.

10.11(10)†	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

10.12(14)†	Addendum 1 to Amended and Restated Supply Agreement, dated August 1, 2013, by and between Cerus Corporation and Ash Stevens, Inc.

Loan and Security Agreements

10.13(28) †	Credit, Security and Guaranty Agreement (Term Loan), dated March 29, 2019, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.
10.14	Amendment No. 1 to Credit, Security and Guaranty Agreement (Term Loan), dated December 31, 2020, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.
10.15(28) ††	Credit, Security and Guaranty Agreement (Revolving Loan), dated March 29, 2019, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.16 ††	Amendment No. 1 to Credit, Security and Guaranty Agreement (Term Loan), dated December 31, 2020, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

Real Estate Lease Agreements

10.17(24) †	Lease, dated February 16, 2018, between Cerus Corporation and 1200 Concord LLC.

10.18(25)	First Amendment to Lease, dated May 11, 2018, between Cerus Corporation and 1200 Concord LLC.

10.19(26)	Second Amendment to Lease, dated August 10, 2018, between Cerus Corporation and 1200 Concord LLC.

10.20(27)	Third Amendment to Lease, dated October 5, 2018, between Cerus Corporation and 1200 Concord LLC.

10.21(27)	Fourth Amendment to Lease, dated November 30, 2018, between Cerus Corporation and 1200 Concord LLC.

Employment Agreements or Offer Letters

10.22(9)*	Employment Letter, by and between Cerus Corporation and William M. Greenman, dated May 12, 2011.

10.23(13)*	Addendum to Employment Agreement for William M. Greenman, dated December 5, 2012.

10.24(25)*	Amendment to Employment Letter, by and between Cerus Corporation and William M. Greenman, dated April 17, 2018.

10.25(15)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated July 30, 2009.

10.26(8)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated March 2, 2010.

10.27(6)*	Employment Letter for Kevin D. Green, dated May 1, 2009.

10.28(25)*	Amendment to Employment Letter, by and between Cerus Corporation and Kevin Green, dated April 17, 2018.

Exhibit Number	Description of Exhibit

10.29(13)*	Employment Letter, by and between Cerus Corporation and Chrystal Menard, dated October 19, 2012.

10.30(15)*	Employment Letter, by and between Cerus Corporation and Carol Moore, dated December 14, 2007.

10.31(18)*	Employment Letter, by and between Cerus Corporation and Richard J. Benjamin MBChB, PhD, FRCPath, dated May 12, 2015.

10.32(22)*	Employment Letter, by and between Cerus Corporation and Vivek Jayaraman, dated May 31, 2016.

Stock Plans and Related Forms

10.33(31)*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 3, 2020.

10.34(31)*	Amended and Restated 2008 Equity Incentive Plan, effective June 3, 2020.

10.35(11)*	Form of Option Agreement for employees under the Amended and Restated 2008 Equity Incentive Plan.

10.36(11)*	Form of Option Agreement for non-employee directors under the Amended and Restated 2008 Equity Incentive Plan.

10.37(11)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan.

10.38(21)*	Cerus Corporation Inducement Plan.

10.39(21)*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Cerus Corporation Inducement Plan.

10.40(21)*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Cerus Corporation Inducement Plan.

10.41(25)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan, amended as of April 17, 2018.

10.42(25)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2008 Equity Incentive Plan, amended as of April 17, 2018.

Other Compensatory Plans or Agreements

10.43(13)*	Bonus Plan for Senior Management of Cerus Corporation, as amended December 5, 2012.

10.44(25)*	Cerus Corporation Change of Control Severance Benefit Plan, amended as of April 17, 2018.

10.45(5)*	Form of Severance Benefits Agreement.

10.46(30)*	Amended and Restated Non-Employee Director Compensation Policy, effective March 27, 2020.

10.47(28)*	2018 and 2019 Executive Officer Compensation Arrangements.

10.48(30)*	2019 and 2020 Executive Officer Compensation Arrangements.

10.49(31)*	Nonqualified Plan Service and Expense Agreement, by and between Cerus Corporation and Principal Life Insurance Company, dated May 21, 2020.

10.50(31)*	The Executive Nonqualified Excess Plan Adoption Agreement, dated May 21, 2020.

Other Material Agreements

10.51(1)	Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers.

10.52(4)	Form of Amended and Restated Indemnity Agreement, adopted April 24, 2009.

10.53(32)	Controlled Equity OfferingSM Sales Agreement, dated December 11, 2020, by and among Cerus Corporation, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.

10.54(7)†	License Agreement, dated as of February 2, 2005, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

21.1	List of Registrant’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(33)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain portions of this exhibit are subject to a confidential treatment order.
††

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

*	Compensatory Plan.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 19, 2008.

(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008.

(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2009.

(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2009.

(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2009.

(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2010.

(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2011.

(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011.

(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.

(12)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012.

(13)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2012.

(14)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013.

(15)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2013.
(16)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014.

(17)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A, for the quarter ended June 30, 2014.

(18)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015.

(19)	Incorporated by reference to the like-described exhibit to Registrant's Annual Report on Form 10-K, for the year ended December 31, 2015.

(20)	Incorporated by reference to the like-described exhibit to Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2016.

(21)	Incorporated by reference to the like-described exhibit to Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2016.

(22)	Incorporated by reference to the like-described exhibit to Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2016.

(23)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2017.

(24)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2018.

(25)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018.

(26)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2018.

(27)	Incorporated by reference to the like-described exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.
(28)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2019.
(29)	Incorporated by reference to the like-described exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.
(30)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

(31)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

(32)	Incorporated by reference to the like-described exhibit to Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2020.

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

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cerus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cerus Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter

In the year ended December 31, 2020, the Company recognized $91.9 million of product revenue. As discussed in Note 2 to the consolidated financial statements, product revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those products or services. Product revenue from the sale of illuminators, disposable kits, spare parts and storage solutions are recognized upon the transfer of control of the products to the customer.

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

Redwood City, California

February 25, 2021

CERUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$36,594	$34,986
Short-term investments	97,000	50,732
Accounts receivable	21,166	16,882
Inventories, net	23,254	19,490
Prepaid and other current assets	5,417	6,018
Total current assets	183,431	128,108
Non-current assets:
Property and equipment, net	13,867	14,898
Goodwill	1,316	1,316
Operating lease right-of-use assets	13,122	14,122
Intangible assets, net	-	132
Restricted cash	2,309	2,435
Other assets	7,370	4,524
Total assets	$221,415	$165,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,213	$22,185
Accrued liabilities	24,753	20,951
Debt – current	8,516	5,017
Operating lease liabilities – current	1,915	1,613
Deferred product revenue	577	570
Total current liabilities	59,974	50,336
Non-current liabilities:
Debt – non-current	39,588	39,414
Operating lease liabilities – non-current	16,873	18,406
Other non-current liabilities	1,174	327
Total liabilities	117,609	108,483
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, issuable in series; zero shares issued and outstanding at December 31, 2020 and 2019, respectively
Common stock, $0.001 par value; 225,000 shares authorized; 168,170 and 144,291 shares issued and outstanding at December 31, 2020 and 2019, respectively	168	144
Additional paid-in capital	1,012,932	906,905
Accumulated other comprehensive income	674	114
Accumulated deficit	(909,968)	(850,111)
Total stockholders' equity	103,806	57,052
Total liabilities and stockholders' equity	$221,415	$165,535

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Product revenue	$91,920	$74,649	$60,908
Cost of product revenue	41,157	33,419	31,634
Gross profit on product revenue	50,763	41,230	29,274
Government contract revenue	22,329	19,125	15,143
Operating expenses:
Research and development	64,410	60,376	42,564
Selling, general and administrative	67,015	66,205	56,841
Total operating expenses	131,425	126,581	99,405
Loss from operations	(58,333)	(66,226)	(54,988)
Non-operating expense, net:
Foreign exchange gain (loss)	793	(86)	(87)
Interest expense	(3,746)	(6,065)	(4,008)
Other income, net	1,713	1,396	1,748
Total non-operating expense, net	(1,240)	(4,755)	(2,347)
Loss before income taxes	(59,573)	(70,981)	(57,335)
Provision for income taxes	284	263	229
Net loss	$(59,857)	$(71,244)	$(57,564)

Net loss per share:
Basic and diluted	$(0.37)	$(0.51)	$(0.44)
Weighted average shares used for calculating net loss per share:
Basic and diluted	163,949	139,831	131,663

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(59,857)	$(71,244)	$(57,564)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale investments, net of taxes	560	395	(184)
Comprehensive loss	$(59,297)	$(70,849)	$(57,748)

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	115,555	$115	$760,225	$(97)	$(721,303)	$38,940
Issuance of common stock from public offering, net of offering costs	18,202	18	85,067	—	—	85,085
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	3,096	3	7,845	—	—	7,848
Stock-based compensation	—	—	10,394	—	—	10,394
Other comprehensive loss	—	—	—	(184)	—	(184)
Net loss	—	—	—	—	(57,564)	(57,564)
Balance at December 31, 2018	136,853	136	863,531	(281)	(778,867)	84,519
Issuance of common stock from public offering, net of offering costs	5,648	6	26,854	—	—	26,860
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	1,790	2	3,208	—	—	3,210
Stock-based compensation	—	—	13,312	—	—	13,312
Other comprehensive income	—	—	—	395	—	395
Net loss	—	—	—	—	(71,244)	(71,244)
Balance at December 31, 2019	144,291	144	906,905	114	(850,111)	57,052
Issuance of common stock from public offerings, net of offering costs	19,338	19	76,253	—	—	76,272
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	4,541	5	11,745	—	—	11,750
Stock-based compensation	—	—	18,029	—	—	18,029
Other comprehensive income	—	—	—	560	—	560
Net loss	—	—	—	—	(59,857)	(59,857)
Balance at December 31, 2020	168,170	$168	$1,012,932	$674	$(909,968)	$103,806

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(59,857)	$(71,244)	$(57,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,109	2,403	1,445
Stock-based compensation	18,029	13,312	10,394
Non-cash operating lease cost	1,346	1,580	—
Changes in valuation of warrant investment	(422)	—	—
Net loss on sale of available-for-sale securities	234	—	1,248
Loss on disposal of property and equipment	—	15	5
Impairment of long-lived assets	274	—	—
Non-cash interest expense	478	386	—
Changes in operating assets and liabilities:
Accounts receivable	(4,284)	(8,130)	3,663
Inventories	(4,030)	(6,043)	806
Other assets	(623)	1,787	(2,744)
Accounts payable	2,236	5,017	5,683
Accrued liabilities and other non-current liabilities	2,760	1,295	6,046
Manufacturing and development obligations	—	(6,288)	(266)
Deferred product revenue	7	72	38
Net cash used in operating activities	(40,743)	(65,838)	(31,246)
Investing activities
Capital expenditures	(1,615)	(8,935)	(1,144)
Purchases of investments	(98,793)	(43,907)	(80,701)
Proceeds from maturities and sale of investments	50,850	81,027	37,997
Net cash (used in) provided by investing activities	(49,558)	28,185	(43,848)
Financing activities
Net proceeds from equity incentives	11,750	3,210	7,848
Net proceeds from public offerings	76,534	26,931	85,036
Net proceeds from revolving line of credit	3,499	5,017	—
Proceeds from loans	—	39,433	—
Repayment of debt	—	(31,104)	(133)
Net cash provided by financing activities	91,783	43,487	92,751
Net decrease in cash, cash equivalents and restricted cash	1,482	5,834	17,657
Cash, cash equivalents and restricted cash, beginning of period	37,421	31,587	13,930
Cash, cash equivalents and restricted cash, end of period	$38,903	$37,421	$31,587
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,269	$3,077	$2,728
Cash paid for income taxes	265	229	254
Non-cash investing activities:
Non-cash leasehold improvements	—	2,949	2,222

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

Use of Estimates

The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the nature and timing of satisfaction of performance obligations, the timing when the customer obtains control of products or services, the standalone selling price (“SSP”) of performance obligations, variable consideration, the collectability of accounts receivable, inventory reserves, fair values of investments, the allowance for credit losses, stock-based compensation, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, accrued liabilities, and incremental borrowing rate, among others. The Company bases its estimates on historical experience, future projections, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

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

The Company receives reimbursement under its U.S. government contracts that support research and development of defined projects. See “Note 13. Development and License Agreements—Government contracts”. The contracts generally provide for reimbursement of approved costs incurred under the terms of the contracts. Revenue related to the cost reimbursement provisions under the Company’s U.S. government contracts is recognized as the qualified direct and indirect costs on the projects are incurred. The Company invoices under its U.S. government contracts using the provisional rates in the government contracts and thus is subject to future audits at the discretion of the government. These audits could result in an adjustment to government contract revenue previously reported, which adjustments potentially could be significant. The Company believes that government contract revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. Costs incurred related to services performed under the contracts are included as a component of research and development or selling, general and administrative expenses in the Company’s consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contracts.

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the years ended December 31, 2020, 2019 and 2018, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Product revenue:
Europe, Middle East and Africa	$57,427	$52,499	$46,974
North America	32,380	20,936	12,696
Other	2,113	1,214	1,238
Total product revenue	$91,920	$74,649	$60,908

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally requires payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration are estimated to be unconditional. The Company had no contract assets at December 31, 2020 and December 31, 2019.

Contract liabilities mainly consist of deferred product revenue related to maintenance services, unshipped products, and uninstalled illuminators. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the service period. The increase in the deferred product revenue balance as of December 31, 2020 is primarily driven by performance obligations not satisfied but invoiced as of December 31, 2020, offset by $0.6 million of product revenue recognized that were included in the deferred product revenue balance as of December 31, 2019.

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

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities that are designated as available-for-sale and classified as short-term investments. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Unrealized gains (losses) on available-for-sale investments, net of taxes” on the Company’s consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments, if any, were determined on a specific identification method, and were recorded in “Other income, net” on the Company’s consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security in an unrealized loss position has expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Expected credit losses, if any, are recorded in “Other income, net” on the Company’s consolidated statements of operations.

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan's long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of December 31, 2020 and December 31, 2019, $0.2 million and zero, respectively, were included in other assets, net, which represents the cash surrender value of the associated life insurance policies, and $0.2 million and zero, respectively, were included in other long-term liabilities, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in other income (expense), net, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of December 31, 2020 and December 31, 2019, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of December 31, 2020 and December 31, 2019, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At December 31, 2020, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers that accounted for more than 10% of the Company’s outstanding trade receivables at both December 31, 2020 and December 31, 2019, respectively. These customers cumulatively represented approximately 51% and 56% of the Company’s outstanding trade receivables at December 31, 2020 and December 31, 2019, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At December 31, 2020 and December 31, 2019, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 months shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production within the next 12-month period and evaluates its finished units in order to sell to existing and prospective customers within the next 12-month period. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company may decide purchase inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. If actual results differ from those estimates, work-in-process inventory could potentially accumulate for periods exceeding one year. At December 31, 2020 and December 31, 2019, the Company classified its work-in-process inventory as a component of inventory on its consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent 12-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s consolidated statements of operations. At December 31, 2020 and December 31, 2019, the Company had less than $0.1 million and $0.1 million, respectively, recorded for potential obsolete, expiring or unsalable product.

Property and Equipment, net

Property and equipment is comprised of furniture, equipment, leasehold improvements, construction-in-progress, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. During the twelve months ended December 31, 2020 and 2019, the Company had non-cash purchases of capital expenditures of $0.5 million and $3.1 million, respectively.

Goodwill

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

As a matter of policy, the Company performs an impairment test on its intangible assets, should they exist, if certain events or changes in circumstances occur which indicate that the carrying amounts of its intangible assets may not be recoverable. If the intangible assets are not recoverable, an impairment loss would be recognized by the Company based on the excess amount of the carrying value of the intangible assets over its fair value. During the year ended December 31, 2020, 2019 and 2018, there were no impairment charges recognized related to the acquired intangible assets.

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

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars using historical exchange rates. Product revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in “Foreign exchange gain (loss)” on the Company’s consolidated statements of operations.

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

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns for years 2000 through 2019, California tax returns for years through 2019, and Netherlands tax returns for years 2016 through 2019 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a valuation allowance on substantially all of its net deferred tax assets.

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

For the years ended December 31, 2020, 2019 and 2018, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator for Basic and Diluted:
Net loss used for basic calculation	$(59,857)	$(71,244)	$(57,564)
Denominator:
Basic weighted average number of shares outstanding	163,949	139,831	131,663
Effect of dilutive potential shares	—	—	—
Diluted weighted average number of shares outstanding	163,949	139,831	131,663
Net loss per share:
Basic and diluted	$(0.37)	$(0.51)	$(0.44)

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the years ended December 31, 2020, 2019 and 2018 (shares in thousands):

	Year Ended December 31,
	2020	2019	2018
Weighted average number of anti-dilutive potential shares:
Stock options	17,692	17,401	18,031
Restricted stock units	5,485	3,361	1,902
Employee stock purchase plan rights	32	72	20
Total	23,209	20,834	19,953

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheets. As of December 31, 2020 and December 31, 2019, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at December 31, 2020 and December 31, 2019.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standard Board issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The standard is effective for annual periods beginning after December 15, 2019, and interim periods thereafter, with early application permitted. The Company adopted the new accounting standard on January 1, 2020, using the modified retrospective transition method. The adoption of this ASU had no material impact on the Company’s consolidated financial statements.

Note 3. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at December 31, 2020 (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$6,203	$—	$—	$—	$6,203
United States government agency securities	29,570	66	—	—	29,636
Corporate debt securities	66,756	611	(3)	—	67,364
Total available-for-sale securities	$102,529	$677	$(3)	$—	$103,203

The following is a summary of available-for-sale securities at December 31, 2019 (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$8,860	$—	$—	$—	$8,860
United States government agency securities	15,545	16	—	—	15,561
Corporate debt securities	35,073	98	—	—	35,171
Total available-for-sale securities	$59,478	$114	$—	$—	$59,592

Available-for-sale securities at December 31, 2020 and December 31, 2019, consisted of the following by contractual maturity (in thousands):

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$64,857	$65,117	$43,822	$43,907
Greater than one year and less than five years	37,672	38,086	15,656	15,685
Total available-for-sale securities	$102,529	$103,203	$59,478	$59,592

The following table shows all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$5,105	$(3)	$—	$—	$5,105	$(3)

As of December 31, 2019, the Company did not have any available-for-sale securities in an unrealized net loss position.

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the years ended December 31, 2020, 2019 and 2018, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The Company recorded gross realized gains of less than $0.1 million and gross realized losses of $0.3 million from the sale or maturity of available-for-sale investments during the year ended December 31, 2020. The Company did not record any gross realized gains or losses from the sale or maturity of available-for-sale investments during the year ended December 31, 2019 and 2018.

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

To estimate the fair value of Level 2 debt securities as of December 31, 2020, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

To estimate the fair value of Level 3 warrant investments as of December 31, 2020, the Company uses a standard Black-Scholes option pricing model, using a class volatility consistent with the seniority and preference rights of the underlying preferred stock. Key assumptions used in the valuation include the privately held company’s preferred stock price, warrant exercise price, equity volatility, expected term of warrant, risk-free interest rates, and details specific to the warrant. The Company recognizes the changes in the fair value of this warrant in “Other income, net” on the Company’s consolidated statements of operations.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2020 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$6,203	$6,203	$—	$—
United States government agency securities	Short-term investments	30,683	—	30,683	—
Corporate debt securities	Short-term investments	66,317	—	66,317	—
Total short-term investments		103,203	6,203	97,000	—
Warrants	Other assets	422			422
Total financial assets		$103,625	$6,203	$97,000	$422

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2019 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$8,860	$8,860	$—	$—
United States government agency securities	Short-term investments	15,561	—	15,561	—
Corporate debt securities	Short-term investments	35,171	—	35,171	—
Total financial assets		$59,592	$8,860	$50,732	$—

The Company did not have any transfers among fair value measurement levels during the years ended December 31, 2020 and December 31, 2019.

The following table provides a summary of the total gain recognized in the Company’s consolidated statements of operations due to changes in the fair value of the warrant (in thousands):

	Years Ended December 31,
	2020	2019	2018
Gain from changes in the fair value of level 3 investments	$422	$—	$—

Note 4. Inventories, net

Inventories, net at December 31, 2020 and December 31, 2019, consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Work-in-process	$5,097	$5,160
Finished goods	18,157	14,330
Total inventories	$23,254	$19,490

Note 5. Property and Equipment, net

Property and equipment, net at December 31, 2020 and December 31, 2019, consisted of the following (in thousands):

	December 31,
	2020	2019
Construction-in-progress	$292	$74
Machinery and equipment	3,446	2,833
Computer equipment and software	3,425	3,306
Furniture and fixtures	2,065	2,061
Leasehold improvements	12,802	12,881
Consigned equipment	1,416	1,373
Total property and equipment, gross	23,446	22,528
Accumulated depreciation and amortization	(9,579)	(7,630)
Total property and equipment, net	$13,867	$14,898

Depreciation and amortization expense related to property and equipment, net was $2.2 million, $2.2 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. As part of the Company’s 2020 review of property and equipment, $0.3 million was recorded to impairment of long-lived assets for machinery and equipment associated with a terminated agreement in “Research and development” on the Company’s consolidated statements of operations. No such impairment charges were incurred for the years ended December 31, 2019 and 2018.

Note 6. Goodwill and Intangible Assets, net

Goodwill

During the year ended December 31, 2020, the Company did not dispose of, impair or recognize additional goodwill.

Intangible Assets, net

Intangible assets, net, which include a license for the right to commercialize the INTERCEPT Blood System in Asia, were subject to ratable amortization over the original estimated useful life of ten years. Intangible assets were fully amortized as of December 31, 2020. Accumulated amortization of intangible assets as of December 31, 2020, and December 31, 2019, was $2.0 million and $1.9 million, respectively.

Note 7. Accrued Liabilities

Accrued liabilities at December 31, 2020 and December 31, 2019, consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued compensation and related costs	$15,999	$12,703
Accrued professional services	3,020	3,489
Other accrued expenses	5,734	4,759
Total accrued liabilities	$24,753	$20,951

Note 8. Debt

Debt at December 31, 2020, consisted of the following (in thousands):

	December 31, 2020
	Principal	Unamortized Discount	Total
Term Loan Credit Agreement	$40,000	$(412)	$39,588
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$40,000	$(412)	$39,588

Debt consisted of the following (in thousands):

	December 31, 2019
	Principal	Unamortized Discount	Net Carrying Value
Term Loan Agreement	$40,000	$(586)	$39,414
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$40,000	$(586)	$39,414

Principal, interest and fee payments on the Term Loan Credit Agreement (as defined below) are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2021	$—	$3,041	$3,041
2022	15,000	2,660	17,660
2023	20,000	1,203	21,203
2024	5,000	1,264	6,264
Total	$40,000	$8,168	$48,168

Loan Agreements

On March 29, 2019 (the “Closing Date”), the Company entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) with MidCap Financial Trust (“MidCap”) to borrow up to $70 million in three tranches (collectively “2019 Term Loan”), with a maturity date of March 1, 2024. The first advance of $40.0 million (“Tranche 1”) was drawn by the Company on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under a prior loan agreement. The Company repaid principal and interest in an aggregate amount equal to approximately $31.2 million and prepayment fees in an aggregate amount equal to approximately $0.6 million, and terminated all obligations under prior loan agreement. As a result, the Company recorded a loss of $2.1 million on the extinguishment of the prior loan agreement within “Interest expense” on the Company's consolidated statements of operations during the year ended December 31, 2019. The second advance of $15.0 million (“Tranche 2”) is to be available to be drawn by the Company through March 31, 2021, and the third advance of $15.0 million (“Tranche 3”) will be available to the Company starting March 31, 2021, through September 30, 2021, subject to the Company’s satisfaction of certain other conditions described in the Term Loan Credit Agreement. The borrowings under the 2019 Term Loan bears interest at the sum of a fixed percentage spread and the greater of (i) 1.8% or (ii) one month LIBOR. The effective interest rate on the Term Loan, was approximately 7.50%. All three tranches require interest only payments through March 1, 2022, followed by 24 months of payments with interest and equal payment of principal. The interest only payment period can be extended for 12 months upon achievement of a specified trailing twelve month net revenue target. Prepayments of the 2019 Term Loan under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary of the applicable funding date, at which time there is no early termination fee. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company.

The Company also entered into a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) with MidCap on March 29, 2019, to initially borrow up to $5.0 million. The borrowing limit was expanded to $10.0 million in December 2020. The amount borrowed under the Revolving Loan Credit Agreement can be increased, upon request by the Company by up to an additional $10.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Revolving Loan Credit Agreement has a maturity date of March 1, 2024. Amounts drawn under the Revolving Loan Credit Agreement bear interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one month LIBOR. There are also fractional fees based on the amounts either drawn or undrawn. If the Revolving Loan Credit Agreement is terminated before maturity or the funding obligation is permanently reduced, there are termination fees which decline each anniversary until the third anniversary, at which time there is no termination fee. As of December 31, 2020 and December 31, 2019, the Company had borrowed $8.5 million and $5.0 million under the Revolving Loan Credit Agreement, respectively, which is included in “Debt – current” in the Company’s consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at December 31, 2020. Additionally, both agreements are secured by substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

Year Ended
December 31, 2020
Cash payments for operating leases	$3,400
Right-of-use assets obtained in exchange for operating lease obligations	344

December 31, 2020
Weighted-average remaining lease term	8.5 years
Weighted-average discount rate	9.0%

Future minimum non-cancelable payments under operating leases as of December 31, 2020, were as follows (in thousands):

Operating Leases
2021	$3,535
2022	3,008
2023	2,840
2024	2,735
2025	2,716
Thereafter	13,337
Total future lease payments	28,171
Less imputed interest	9,383
Present value of lease liabilities	$18,788

During the years ended December 31, 2020, 2019 and 2018, the Company recorded operating lease expenses of $3.3 million, $3.4 million and $1.6 million, respectively. As of December 31, 2020, the Company had no leases that have not yet commenced.

 Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of December 31, 2020, the Company had $28.9 million of short-term purchase commitments and $4.0 million of long-term purchase commitments, which are not recorded in the Company’s consolidated balance sheets.

Note 10. Stockholders’ Equity

Public Offering of Common Stock

In January 2020, the Company issued and sold 16,866,667 shares of common stock, par value $0.001 per share, at $3.75 per share in an underwritten public offering. The total proceeds from this offering were approximately $62.7 million, net of the underwriting discount and other issuance costs.

Sales Agreements

On August 4, 2017, the Company entered into Amendment No. 3 to the Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co. (as amended on August 4, 2017, the “Amended Cantor Agreement”). Under the Amended Cantor Agreement, Cantor also acted as the Company’s sales agent and receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Amended Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the year ended December 31, 2020, 2.5 million shares of the Company’s common stock were sold under the Amended Cantor Agreement for net proceeds of $13.9 million, after which time the Amended Cantor Agreement was fully utilized and automatically terminated.

On December 11, 2020, the Company entered into the Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (the “Sales Agents”), under which the Company may issue and sell from time to time up to $100.0 million of the Company’s common stock through or to the Sales Agents, as sales agent or principal. Under the Sales Agreement, each Sales Agent receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the year ended December 31, 2020, no shares of the Company’s common stock were sold under the Sales Agreement.

Note 11. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. At December 31, 2020, the Company had 1.8 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. Option awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. At December 31, 2020, 20,000 performance-based stock awards were outstanding.

At December 31, 2020, the Company had an aggregate of approximately 30.5 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 16.3 million shares and 5.7 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 8.4 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2019	16,830	$4.53
Granted	2,237	5.22
Exercised	(2,658)	4.01
Forfeited/canceled	(103)	5.27
Balances at December 31, 2020	16,306	4.71

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2019	4,098	$5.24
Granted (1)	3,433	5.17
Vested (1)	(1,631)	5.05
Forfeited (1)	(161)	5.73
Balances at December 31, 2020	5,739	5.24
(1)	Includes shares issuable under performance-based restricted stock unit awards.

The total fair value of RSUs as of their respective vesting dates, for the years ended December 31, 2020, 2019 and 2018, were $6.8 million, $5.6 million and $2.8 million, respectively.

Information regarding the Company’s stock options outstanding, stock options vested and expected to vest, and stock options exercisable at December 31, 2020, was as follows (in thousands except weighted average exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances at December 31, 2020
Stock options outstanding	16,306	$4.71	5.26	$36,180
Stock options vested and expected to vest	16,151	4.70	5.22	35,905
Stock options exercisable	12,735	4.61	4.36	29,535

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the stock option and the Company’s closing stock price on the last trading day of each respective fiscal period.

The total intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018, was $7.9 million, $1.6 million and $7.1 million, respectively. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date.

Stock-based Compensation Expense

Stock-based compensation expense recognized on the Company’s consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$3,739	$2,472	$1,669
Selling, general and administrative	14,290	10,840	8,725
Total stock-based compensation expense	$18,029	$13,312	$10,394

Stock-based compensation expense in the above table does not reflect any income taxes as the Company has experienced a history of net losses since its inception and has a nearly full valuation allowance on its deferred tax assets. In addition, there was neither income tax benefits realized related to stock-based compensation expense nor any stock-based compensation costs capitalized as part of an asset during the years ended December 31, 2020, 2019 and 2018. The Company has also not recorded any stock-based compensation associated with performance-based stock options during the years ended.

As of December 31, 2020, the Company expects to recognize the remaining unamortized stock-based compensation expense of $7.0 million and $18.2 million, respectively, related to non-vested stock options and RSUs, net of estimated forfeitures, over an estimated remaining weighted average period of 2.3 years and 1.8 years, respectively.

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

The weighted average assumptions used to value the Company’s stock-based awards for the years ended December 31, 2020, 2019 and 2018, was as follows:

	Year Ended December 31,
	2020	2019	2018
Stock Options:
Expected term (in years)	6.89	5.59	6.07
Estimated volatility	52%	50%	50%
Risk-free interest rate	0.94%	2.32%	2.72%
Expected dividend yield	0%	0%	0%
Employee Stock Purchase Plan Rights:
Expected term (in years)	0.72	0.80	0.74
Estimated volatility	53%	46%	47%
Risk-free interest rate	0.86%	2.04%	2.34%
Expected dividend yield	0%	0%	0%

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018, was $2.71 per share, $2.73 per share and $2.41 per share, respectively. The weighted average grant-date fair value of employee stock purchase rights during the years ended December 31, 2020, 2019 and 2018, was $1.71 per share, $1.84 per share and $2.29 per share, respectively.

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

Note 13. Development and License Agreements

Agreements with Fresenius

Fresenius Kabi AG (“Fresenius”) manufactures and supplies the platelet and plasma systems to the Company under a supply agreement (the “Supply Agreement”). Fresenius is obligated to sell, and the Company is obligated to purchase, finished disposable kits for the Company’s platelet and plasma systems and the Company’s red blood cell system product candidate (the “RBC Sets”). The Supply Agreement permits the Company to purchase platelet and plasma systems and RBC Sets from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms per unit are initially fixed and decline at specified annual production levels, and are subject to certain adjustments after the initial pricing term. Under the Supply Agreement, the Company maintains the amounts due from the components sold to Fresenius as a current asset on its accompanying consolidated balance sheets until such time as the Company purchases finished disposable kits using those components. The Supply Agreement also required the Company to make certain payments totaling €8.6 million (“Manufacturing and Development Payments”) to Fresenius. In 2016, the Company paid $3.4 million (€3.1 million) to Fresenius. In August 2019, the Company paid the remaining $6.2 million (€5.5 million) to Fresenius.

The Supply Agreement also required the Company to make payments to support certain projects Fresenius has and will perform on behalf of the Company related to certain R&D activities and manufacturing efficiency activities for which certain assets have been established in the Company’s consolidated balance sheets. The manufacturing efficiency asset is expensed on a straight-line basis over the life of the Supply Agreement. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The following table summarizes the amounts of prepaid R&D asset and manufacturing efficiency asset at December 31, 2020 and December 31, 2019 (in thousands).

	December 31, 2020	December 31, 2019
Prepaid R&D asset – current (1)	$—	$54
Prepaid R&D asset – non-current (2)	2,088	2,094
Manufacturing efficiency asset (2)	1,104	1,349
(1)	Included in “Prepaid and other current assets” in the Company's consolidated balance sheets.
(2)	Included in “Other assets” in the Company's consolidated balance sheets.

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

The Company made payments to Fresenius of $31.3 million, $29.5 million and $21.3 million relating to the manufacturing of the Company’s products during the years ended December 31, 2020, 2019 and 2018, respectively. The following table summarizes the amounts of the Company’s payables to and receivables from Fresenius at December 31, 2020 and December 31, 2019 (in thousands).

	December 31, 2020	December 31, 2019
Payables to Fresenius (1)	$13,838	$8,470
Receivables from Fresenius (2)	2,380	1,796
(1)	Included in “Accounts Payable” and “Accrued Liabilities” in the Company's consolidated balance sheets.
(2)	Included in “Prepaid and other current assets” in the Company's consolidated balance sheets.

Government contracts

In June 2016, the Company entered into an agreement with Biomedical Advanced Research and Development Authority (“BARDA”) to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and options (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In April 2020, BARDA committed an additional $13.8 million raising the committed funding to up to $116.9 million as of December 31, 2020, and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $213.9 million through December 31, 2021. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company is responsible for co-investment of $5.0 million and would be responsible for an additional $9.6 million, if certain Option Periods are exercised. Through December 31, 2020, the Company has incurred approximately $2.2 million related to the co-investment. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

As of December 31, 2020 and December 31, 2019, $4.6 million and $4.2 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s consolidated balance sheets related to BARDA.

In September 2020, the Company entered into a five-year agreement with the U.S. Food and Drug Administration for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total potential contract value is $11.1 million. As of December 31, 2020, less than $0.1 million of billed and unbilled amounts were included in accounts receivable on the company’s consolidated balance sheets related to FDA.

Note 14. Income Taxes

U.S and foreign components of consolidated loss before income taxes for the years ended December 31, 2020, 2019 and 2018, was as follows (in thousands):

	2020	2019	2018
Loss before income taxes:
U.S.	$(61,246)	$(71,946)	$(58,048)
Foreign	1,673	965	713
Loss before income taxes	$(59,573)	$(70,981)	$(57,335)

The provision for income taxes for the years ended December 31, 2020, 2019 and 2018, was as follows (in thousands):

	2020	2019	2018
Provision for income taxes:
Current:
Foreign	$274	$255	$225
Federal	—	—	—
State	—	2	—
Total current	274	257	225
Deferred:
Foreign	—	—	—
Federal	6	4	3
State	4	2	1
Total deferred	10	6	4
Provision for income taxes	$284	$263	$229

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to loss before taxes for the years ended December 31, 2020, 2019 and 2018, was as follows (in thousands):

	2020	2019	2018
Federal statutory tax	$(12,510)	$(14,906)	$(12,040)
Federal research credits	(1,630)	(1,857)	(1,390)
State research credits	(749)	(821)	(655)
Expiration of federal carryovers	9,200	5,472	4,154
Expiration of state carryovers	—	—	1,344
Change in valuation allowance	6,738	13,059	9,913
Compensation related items	978	158	(361)
State taxes	(1,921)	(1,111)	(1,141)
Other	178	269	405
Provision for income taxes	$284	$263	$229

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities at December 31, 2020, 2019 and 2018, were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$141,176	$135,536
Research and development credit carryforwards	28,892	28,291
Capitalized research and development	10,756	12,832
Compensation related items	10,957	9,843
Operating leases	4,214	4,374
Other	6,051	4,547
Total deferred tax assets	202,046	195,423
Valuation allowance	(199,042)	(192,304)
Net deferred tax assets	$3,004	$3,119

Deferred tax liabilities:
Right-of-use assets	$2,892	$3,017
Amortization of goodwill	163	143
Total deferred tax liabilities	$3,055	$3,160

The valuation allowance increased by $6.7 million for the year ended December 31, 2020, compared to the increase of $13.1 million and $9.9 million for the years ended December 31, 2019 and 2018, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception, the need for regulatory approval of the Company’s products prior to commercialization and expected near-term future losses. The Company expects to maintain a valuation allowance until circumstances change.

For the year ended December 31, 2020, the Company reported pretax net losses on its consolidated statement of operations and calculated taxable losses for both federal and state taxes. The difference between reported net loss and taxable loss are due to differences between book accounting and the respective tax laws.

The Company's tax losses and credits are subject to varying carryforward periods. The gross amounts and dates of expiration of the significant carryforwards are as follows:

		Expires	Expires	Expires	No
	Total	2021-2023	2024-2030	2031-2040	Expiration
Federal losses carryovers	$638,103	$55,587	$190,581	$209,368	$182,567
California loss carryovers	75,407	—	28,779	46,628	—
Federal research credits	19,249	7,786	2,248	9,215	—
California research credits	12,207	—	—	—	12,207
Federal foreign tax credits	610	—	610	—	—

The Company’s ability to utilize net operating loss and research and development credit carryforwards is limited by (a) its ability to generate future taxable income, (b) varying apportionment and allocation rules, and (c) limitations pursuant to the ownership change rules in accordance with Section 382 of the Internal Revenue Code of 1986 and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions.

The Company’s unrecognized tax benefits relate to federal and California research tax credits. These tax credits have not been utilized on any tax return and currently have no impact on the Company’s tax expense due to the Company’s operating losses and the related valuation allowances.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	December 31,	December 31,
	2020	2019
Unrecognized tax benefits at beginning of period	$10,842	$11,063
Decreases related to expired carryforwards	(1,171)	(729)
Increases related to current year tax positions	439	508
Unrecognized tax benefits at end of period	$10,110	$10,842

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the years ended December 31, 2020, 2019 and 2018 (in percentages):

	Year Ended December 31,
	2020	2019	2018
Établissement Français du Sang	21%	27%	38%
American Red Cross	20%	14%	*

* Represents an amount less than 10% of product revenue.

Revenues by geographical location were based on the location of the customer during the years ended December 31, 2020, 2019 and 2018, and was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Product revenue:
United States	$31,517	$20,611	$12,563
France	19,404	20,075	23,043
Belgium	6,921	7,272	6,788
Other countries	34,078	26,691	18,514
Total product revenue	91,920	74,649	60,908
Government contract revenue:
United States	22,329	19,125	15,143
Total government contract revenue	22,329	19,125	15,143
Total revenue	$114,249	$93,774	$76,051

Long-lived assets by geographical location at December 31, 2020 and December 31, 2019, were as follows (in thousands):

	December 31,
	2020	2019
U.S. and territories	$13,559	$14,619
Europe & other	308	411
Total long-lived assets	$13,867	$15,030

Note 16. Subsequent Event

In February 2021, the Company entered into a joint venture (“JV”) agreement with a company in China with the intent to develop, obtain regulatory approval for, manufacture and commercialize the INTERCEPT Blood System for platelets and red blood cells in China. Cerus and the Chinese company are the sole equity holders in the JV, with Cerus owning a majority (51%) of the entity. Cerus will contribute an exclusive license to commercialize the INTERCEPT Blood System for platelets and red blood cells for the JV to market in China.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 25th day of February, 2021.

CERUS CORPORATION

By:	/s/ William M. Greenman
William M. Greenman
President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints William M. Greenman and Kevin D. Green, his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to the Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s william m. greenman William M. Greenman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021

/s/ kevin d. green Kevin D. Green	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021

/s/ daniel n. swisher, Jr. Daniel N. Swisher, Jr.	Director and Chair of the Board of Directors	February 25, 2021
/s/ timothy b. anderson Timothy B. Anderson	Director	February 25, 2021
/s/ eric h. bjerkholt Eric H. Bjerkholt	Director	February 25, 2021
/s/ timothy l. moore Timothy L. Moore	Director	February 25, 2021

/s/ jami nachtsheim Jami Nachtsheim	Director	February 25, 2021

/s/ gail schulze Gail Schulze	Director	February 25, 2021

/s/ frank witney, Ph.d. Frank Witney, Ph.D.	Director	February 25, 2021