Form 10-Q
period 2021-03-31
CERUS CORP
filed 2021-05-04
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 21, 2021, there were 171,171,533 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,607	$36,594
Short-term investments	74,118	97,000
Accounts receivable	18,253	21,166
Inventories, net	24,285	23,254
Prepaid and other current assets	7,009	5,417
Total current assets	181,272	183,431
Non-current assets:
Property and equipment, net	13,283	13,867
Goodwill	1,316	1,316
Operating lease right-of-use assets	12,801	13,122
Restricted cash	2,200	2,309
Other assets	9,710	7,370
Total assets	$220,582	$221,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,538	$24,213
Accrued liabilities	19,746	24,753
Debt – current	9,938	8,516
Operating lease liabilities – current	1,486	1,915
Deferred product revenue	1,056	577
Total current liabilities	54,764	59,974
Non-current liabilities:
Debt – non-current	54,616	39,588
Operating lease liabilities – non-current	16,697	16,873
Other non-current liabilities	1,870	1,174
Total liabilities	127,947	117,609
Commitments and contingencies
Stockholders' equity:
Common stock	168	168
Additional paid-in capital	1,019,436	1,012,932
Accumulated other comprehensive income	456	674
Accumulated deficit	(927,425)	(909,968)
Total stockholders' equity	92,635	103,806
Total liabilities and stockholders' equity	$220,582	$221,415

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Product revenue	$23,379	$18,611
Cost of product revenue	11,095	8,320
Gross profit on product revenue	12,284	10,291
Government contract revenue	6,187	6,030
Operating expenses:
Research and development	15,748	15,810
Selling, general and administrative	19,170	15,913
Total operating expenses	34,918	31,723
Loss from operations	(16,447)	(15,402)
Non-operating expense, net:
Foreign exchange loss	(396)	(223)
Interest expense	(972)	(935)
Other income, net	456	151
Total non-operating expense, net	(912)	(1,007)
Loss before income taxes	(17,359)	(16,409)
Provision for income taxes	98	57
Net loss	$(17,457)	$(16,466)

Net loss per share:
Basic and diluted	$(0.10)	$(0.10)
Weighted average shares used for calculating net loss per share:
Basic and diluted	168,824	157,405

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(17,457)	$(16,466)
Other comprehensive loss
Unrealized losses on available-for-sale investments, net of taxes	(218)	(237)
Comprehensive loss	$(17,675)	$(16,703)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2020	168,170	$168	$1,012,932	$674	$(909,968)	$103,806
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	2,621	—	1,171	—	—	1,171
Stock-based compensation	—	—	5,333	—	—	5,333
Other comprehensive loss	—	—	—	(218)	—	(218)
Net loss	—	—	—	—	(17,457)	(17,457)
Balances as of March 31, 2021	170,791	$168	$1,019,436	$456	$(927,425)	$92,635

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	144,291	$144	$906,905	$114	$(850,111)	$57,052
Issuance of common stock from public offerings, net of offering costs	17,867	18	67,094	—	—	67,112
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	1,803	2	1,191	—	—	1,193
Stock-based compensation	—	—	3,754	—	—	3,754
Other comprehensive loss	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	(16,466)	(16,466)
Balances as of March 31, 2020	163,961	$164	$978,944	$(123)	$(866,577)	$112,408

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net loss	$(17,457)	$(16,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	794	706
Stock-based compensation	5,333	3,754
Non-cash operating lease cost	361	300
Changes in valuation of warrant investment	(220)	—
Loss on sale of available-for-sale securities	—	267
Unrealized gain on investments	(208)	—
Non-cash interest expense	104	119
Changes in operating assets and liabilities:
Accounts receivable	2,913	(1,283)
Inventories	(1,036)	(2,226)
Other assets	(2,626)	1,119
Accounts payable	(1,550)	(2,308)
Accrued liabilities and other non-current liabilities	(4,863)	(4,356)
Deferred product revenue	479	572
Net cash used in operating activities	(17,976)	(19,802)
Investing activities
Capital expenditures	(193)	(452)
Purchases of investments	(1,915)	(68,520)
Proceeds from maturities and sale of investments	23,500	18,787
Net cash provided by (used in) investing activities	21,392	(50,185)
Financing activities
Net proceeds from equity incentives	1,218	1,193
Net (payments for) proceeds from public offerings	(152)	67,695
Net proceeds (payments) on revolving line of credit	1,422	(204)
Proceeds from loans	15,000	—
Net cash provided by financing activities	17,488	68,684
Net increase (decrease) in cash, cash equivalents and restricted cash	20,904	(1,303)
Cash, cash equivalents and restricted cash, beginning of period	38,903	37,421
Cash, cash equivalents and restricted cash, end of period	$59,807	$36,118

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any future periods.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020, which were included in the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on February 25, 2021. The accompanying condensed consolidated balance sheet as of December 31, 2020, has been derived from the Company’s audited consolidated financial statements as of that date.

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

The Company receives reimbursement under its U.S. government contracts that support research and development of defined projects. The contracts generally provide for reimbursement of approved costs incurred under the terms of the contracts. Revenue related to the cost reimbursement provisions under the Company’s U.S. government contracts is recognized as the qualified direct and indirect costs on the projects are incurred. The Company invoices under its U.S. government contracts using the provisional rates in the government contracts and thus is subject to future audits at the discretion of the government. The Company believes that government contract revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. However, these audits could result in an adjustment to government contract revenue previously reported, which adjustments could be potentially significant. Costs incurred related to services performed under the contracts are included as a component of research and development or selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contracts.

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Product revenue:
Europe, Middle East and Africa	$13,277	$12,220
North America	9,664	6,077
Other	438	314
Total product revenue	$23,379	$18,611

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally requires payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration are estimated to be unconditional. The Company had no product revenue related contract assets at March 31, 2021 and December 31, 2020.

Contract liabilities mainly consist of deferred product revenue related to maintenance services, unshipped products, and uninstalled illuminators. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the contractual service period. The increase in the deferred product revenue balance as of March 31, 2021, is primarily driven by performance obligations not satisfied but invoiced as of March 31, 2021, offset by $0.3 million of product revenue recognized that were included in the deferred product revenue balance as of December 31, 2020.

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

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities that are designated as available-for-sale and classified as short-term investments. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Unrealized gains (losses) on available-for-sale investments, net of taxes” on the Company’s condensed consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments, if any, were determined on a specific identification method, and were recorded in “Other income, net” on the Company’s condensed consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan's long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of March 31, 2021 and December 31, 2020, $0.8 million and $0.2 million, respectively, were included in other assets, net, which represents the cash surrender value of the associated life insurance policies, and $0.8 million and $0.2 million, respectively, were included in other long-term liabilities, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in other income (expense), net, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of March 31, 2021, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of March 31, 2021 and December 31, 2020, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At March 31, 2021, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

Concentrations of credit risk with respect to accounts receivable exist. On a regular basis, including at the time of sale, the Company performs credit evaluations of its significant customers that it expects to sell to on credit terms. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines specific invoices or customer accounts may be uncollectible, the Company establishes an allowance for doubtful accounts against the accounts receivable on its condensed consolidated balance sheets and records a charge on its condensed consolidated statements of operations as a component of selling, general and administrative expenses.

The Company had three customers that accounted for more than 10% of the Company’s outstanding accounts receivable at both March 31, 2021 and December 31, 2020. These customers cumulatively represented approximately 64% and 51% of the Company’s outstanding trade receivables at March 31, 2021 and December 31, 2020, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2021 and December 31, 2020, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 month shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production within the next 12-month period and evaluates its finished units in order to sell to existing and prospective customers within the next 12-month period. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. Changes to those estimates could potentially impact amounts recorded as short-term or long-term. At March 31, 2021 and December 31, 2020, the Company classified its work-in-process inventory as a component of inventory or Other assets on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent 12-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At both March 31, 2021 and December 31, 2020, the Company had less than $0.1 million recorded for potential obsolete, expiring or unsalable product.

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

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars using historical exchange rates. Product revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in “Foreign exchange gain (loss)” on the Company’s condensed consolidated statements of operations.

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

See Note 8 for further information regarding the Company’s stock-based compensation assumptions and expenses.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three months ended March 31, 2021 and 2020, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2021 and 2020 (shares in thousands):

	Three Months Ended
	March 31,
	2021	2020
Weighted average number of anti-dilutive potential shares:
Stock options	16,656	17,361
Restricted stock units	6,377	4,743
Employee stock purchase plan rights	44	41
Total	23,077	22,145

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at March 31, 2021 and December 31, 2020.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at March 31, 2021 (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$13,714	$—	$—	$—	$13,714
United States government agency securities	20,050	32	—	—	20,082
Corporate debt securities	53,612	429	(5)	—	54,036
Total available-for-sale securities	$87,376	$461	$(5)	$—	$87,832

The following is a summary of available-for-sale securities at December 31, 2020 (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$6,203	$—	$—	$—	$6,203
United States government agency securities	29,570	66	—	—	29,636
Corporate debt securities	66,756	611	(3)	—	67,364
Total available-for-sale securities	$102,529	$677	$(3)	$—	$103,203

Available-for-sale securities at March 31, 2021 and December 31, 2020, consisted of the following by contractual maturity (in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$61,913	$62,100	$64,857	$65,117
Greater than one year and less than five years	25,463	25,732	37,672	38,086
Total available-for-sale securities	$87,376	$87,832	$102,529	$103,203

The following table shows all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$4,109	$(5)	$—	$—	$4,109	$(5)

	December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$5,105	$(3)	$—	$—	$5,105	$(3)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three months ended March 31, 2021 and 2020, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The Company recorded no gross realized gains or losses from the sale or maturity of available-for-sale investments during the three months ended March 31, 2021. The Company recorded gross realized gains of less than $0.1 million and gross realized losses of $0.3 million from the sale or maturity of available-for-sale investments during the three months ended March 31, 2020.

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

To estimate the fair value of Level 2 debt securities as of March 31, 2021, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

To estimate the fair value of the Company’s Level 3 warrant investments as of March 31, 2021, the Company uses a standard Black-Scholes option pricing model, using a class volatility consistent with the seniority and preference rights of the underlying preferred stock. Key assumptions used in the valuation include the privately held company’s preferred stock price, warrant exercise price, equity volatility, expected term of warrant, risk-free interest rates, and details specific to the warrant. The Company recognizes the changes in the fair value of this warrant in “Other income, net” on the Company’s condensed consolidated statements of operations.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at March 31, 2021 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$13,714	$13,714	$—	$—
United States government agency securities	Short-term investments	20,082	—	20,082	—
Corporate debt securities	Short-term investments	54,036	—	54,036	—
Total short-term investments		87,832	13,714	74,118	—
Warrants	Other assets	642	—	—	642
Total financial assets		$88,474	$13,714	$74,118	$642

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2020 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$6,203	$6,203	$—	$—
United States government agency securities	Short-term investments	30,683	—	30,683	—
Corporate debt securities	Short-term investments	66,317	—	66,317	—
Total financial assets		103,203	6,203	97,000	—
Warrants	Other assets	422	—	—	422
Total financial assets		$103,625	$6,203	$97,000	$422

The Company did not have any transfers among fair value measurement levels during the three months ended March 31, 2021 and 2020.

The following table provides a summary of the total gain recognized in the Company’s consolidated statements of operations due to changes in the fair value of the warrant (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Gain from changes in the fair value of level 3 investments	$220	$—

Note 3. Inventories, net

Inventories, net at March 31, 2021 and December 31, 2020, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Work-in-process	$4,091	$5,097
Finished goods	20,194	18,157
Total inventories	$24,285	$23,254

Note 4. Accrued Liabilities

Accrued liabilities at March 31, 2021 and December 31, 2020, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation and related costs	$9,868	$15,999
Accrued customer obligations	3,256	2,891
Accrued professional services	3,133	3,020
Other accrued expenses	3,489	2,843
Total accrued liabilities	$19,746	$24,753

Note 5. Debt

Debt at March 31, 2021, consisted of the following (in thousands):

	March 31, 2021
	Principal	Unamortized Discount	Total
Term Loan Credit Agreement	$55,000	$(384)	$54,616
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$55,000	$(384)	$54,616

Debt at December 31, 2020, consisted of the following (in thousands):

	December 31, 2020
	Principal	Unamortized Discount	Net Carrying Value
Term Loan Agreement	$40,000	$(412)	$39,588
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$40,000	$(412)	$39,588

Principal, interest and fee payments on Term Loan Credit Agreement at March 31, 2021, are expected to be as follows (in thousands):

Year ended March 31,	Principal	Interest and Fees	Total
2021 (remainder)	—	3,060	3,060
2022	20,625	3,658	24,283
2023	27,500	1,654	29,154
2024	6,875	1,738	8,613
Total	$55,000	$10,110	$65,110

Loan Agreements

On March 29, 2019 (the “Closing Date”), the Company entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) with MidCap Financial Trust (“MidCap”) to borrow up to $70 million in three tranches (collectively “2019 Term Loan”), with a maturity date of March 1, 2024. The first advance of $40.0 million (“Tranche 1”) was drawn by the Company on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under a prior loan agreement. The second advance of $15.0 million (“Tranche 2”) was drawn by the Company on March 29, 2021. The third advance of $15.0 million (“Tranche 3”) will be available to the Company through September 30, 2021, subject to the Company’s satisfaction of certain other conditions described in the Term Loan Credit Agreement. The borrowings under the 2019 Term Loan bears interest at the sum of a fixed percentage spread and the greater of (i) 1.8% or (ii) one month LIBOR. At March 31, 2021, the effective interest rate on the Term Loan was approximately 7.50%. All three tranches require interest only payments through March 1, 2022, followed by 24 months of payments with interest and equal payment of principal. The interest only payment period can be extended for 12 months upon achievement of a specified trailing twelve month net revenue target. Prepayments of the 2019 Term Loan under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary of the applicable funding date, at which time there is no early termination fee. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company. The Company uses effective interest method to recognize the final payment over the term of the debt.

The Company also maintains a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) with MidCap. The borrowing limit under the Revolving Loan Credit Agreement is $10.0 million. The amount borrowed under the Revolving Loan Credit Agreement can be increased, upon request by the Company by up to an additional $10.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Revolving Loan Credit Agreement has a maturity date of March 1, 2024. Amounts drawn under the Revolving Loan Credit Agreement bear interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one-month LIBOR. There are also fractional fees based on the amounts either drawn or undrawn. If the Revolving Loan Credit Agreement is terminated before maturity or the funding obligation is permanently reduced, there are termination fees which decline each anniversary until the third anniversary, at which time there is no termination fee. As of March 31, 2021 and December 31, 2020, the Company had borrowed $9.9 million and $8.5 million under the Revolving Loan Credit Agreement, respectively, which is included in “Debt – current” in the Company’s condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at March 31, 2021. Additionally, both agreements are secured by substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

Three Months Ended
March 31, 2021
Cash payments for operating leases	$1,000
Right-of-use assets obtained in exchange for operating lease obligations	41

March 31, 2021
Weighted-average remaining lease term	8.3 years
Weighted-average discount rate	9.0%

Future minimum non-cancelable payments under operating leases as of March 31, 2021, were as follows (in thousands):

Operating Leases
2021 (remainder)	$2,496
2022	2,990
2023	2,832
2024	2,733
2025	2,716
Thereafter	13,337
Total future lease payments	27,104
Less imputed interest	8,921
Present value of lease liabilities	$18,183

The operating lease expense for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Operating lease expense	$802	$824

As of March 31, 2021, the Company had no leases that have not yet commenced.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of March 31, 2021, the Company had $29.4 million of short-term purchase commitments and $3.0 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

Note 7. Stockholders’ Equity

Sales Agreement

On December 11, 2020, the Company entered into the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (the “Sales Agents”), under which the Company may issue and sell from time to time up to $100.0 million of the Company’s common stock through or to the Sales Agents, as sales agent or principal. Under the Sales Agreement, each Sales Agent receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of its common stock. The issuance and sale of these shares by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the three months ended March 31, 2021, no shares of the Company’s common stock were sold under the Sales Agreement.

Note 8. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. At March 31, 2021, the Company had 1.7 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. Option awards under the Amended 2008 Plan generally have a maximum term of 10 years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. At March 31, 2021, 659,000 performance-based stock awards were outstanding.

At March 31, 2021, the Company had approximately 27.8 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 17.4 million shares and 6.7 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 3.7 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2020	16,306	$4.71
Granted	1,240	6.52
Exercised	(148)	4.09
Forfeited/canceled	(11)	4.88
Balances at March 31, 2021	17,387	4.84

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2020	5,739	$5.24
Granted (1)	3,345	6.54
Vested (1)	(2,332)	5.17
Forfeited	(64)	5.97
Balances at March 31, 2021	6,688	5.91
(1)	Includes shares issuable under performance-based restricted stock unit awards.

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

Note 9. Income Taxes

The Company recorded income tax expense of $0.1 million for both the three months ended March 31, 2021 and 2020, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary.

Note 10. Development and License Agreements

Agreements with Fresenius

Fresenius Kabi AG (“Fresenius”) manufactures and supplies the platelet and plasma systems to the Company under a supply agreement (the “Supply Agreement”). Fresenius is obligated to sell, and the Company is obligated to purchase, finished disposable kits for the Company’s platelet and plasma systems and the Company’s red blood cell system product candidate (the “RBC Sets”). The Supply Agreement permits the Company to purchase platelet and plasma systems and RBC Sets from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms per unit are initially fixed and decline at specified annual production levels, and are subject to certain adjustments after the initial pricing term. Under the Supply Agreement, the Company maintains the amounts due from the components sold to Fresenius as a current asset on its accompanying condensed consolidated balance sheets until such time as Fresenius makes payment to the Company.

The Supply Agreement also required the Company to make payments to support certain projects Fresenius has and will perform on behalf of the Company related to certain R&D activities and manufacturing efficiency activities for which certain assets have been established in the Company’s condensed consolidated balance sheets. The manufacturing efficiency asset is expensed on a straight-line basis over the life of the Supply Agreement. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The following table summarizes the amounts of prepaid R&D asset and manufacturing efficiency asset at March 31, 2021 and December 31, 2020 (in thousands).

	March 31, 2021	December 31, 2020
Prepaid R&D asset – current (1)	$704	$—
Prepaid R&D asset – non-current (2)	443	2,088
Manufacturing efficiency asset (2)	1,931	1,104
(1)	Included in “Prepaid and other current assets” in the Company's condensed consolidated balance sheets.
(2)	Included in “Other assets” in the Company's condensed consolidated balance sheets.

The initial term of the Supply Agreement extends through July 1, 2025 (the “Initial Term”) and is automatically renewed thereafter for additional two-year terms (each, a “Renewal Term”), subject to termination by either party upon (i) two years written notice prior to the expiration of the Initial Term or (ii) one year written notice prior to the expiration of any Renewal Term.

The Company made payments to Fresenius of $11.8 million and $8.1 million relating to the manufacturing of the Company’s products during the three months ended March 31, 2021 and 2020, respectively. The following table summarizes the amounts of the Company’s payables to and receivables from Fresenius at March 31, 2021 and December 31, 2020 (in thousands).

	March 31, 2021	December 31, 2020
Payables to Fresenius (1)	$12,322	$13,838
Non-trade receivables from Fresenius (2)	3,295	2,380
(1)	Included in “Accounts Payable” and “Accrued Liabilities” in the Company's condensed consolidated balance sheets.
(2)	Included in “Other current assets” in the Company's condensed consolidated balance sheets.

Government contracts

In June 2016, the Company entered into an agreement with Biomedical Advanced Research and Development Authority (“BARDA”) to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and options (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In April 2020, BARDA committed an additional $13.8 million raising the committed funding to up to $116.9 million as of March 31, 2021, and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $213.9 million through December 31, 2021. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company is responsible for co-investment of $5.0 million and would be responsible for an additional $9.6 million, if certain Option Periods are exercised. Through March 31, 2021, the Company has incurred approximately $2.5 million related to the co-investment. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

As of March 31, 2021 and December 31, 2020, $5.2 million and $4.6 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

In September 2020, the Company entered into a five-year agreement with the U.S. Food and Drug Administration for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total potential contract value is $11.1 million. As of March 31, 2021, $0.2 million of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to FDA.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Établissement Français du Sang	22%	25%
American Red Cross	22%	19%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may occur in future periods.

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

•

our ability to successfully complete the development of, receive regulatory approvals for and commercialize the red blood cell system or other plasma-derived biological products using the INTERCEPT Blood System;

•	our ability to successfully commercialize as Pathogen Reduced Cryoprecipitated Fibrinogen Complex, or PRCFC, and pathogen reduced cryoprecipitate-poor plasma;
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

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System. Our INTERCEPT Blood System is intended for use with blood components and certain of their derivatives: plasma, platelets, red blood cells and to produce Pathogen Reduced Cryoprecipitated Fibrinogen Complex, or PRCFC, and its derivative product, pathogen reduced plasma, cryoprecipitate reduced. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received CE Marks and U.S. Food and Drug Administration, or FDA, approval and are being marketed and sold in a number of countries around the world. Additionally, in November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. The INTERCEPT Blood System for Cryoprecipitation uses our plasma system to produce PRCFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. We currently sell both the platelet and plasma systems using our direct sales force and through distributors and plan to sell PRCFC directly to hospital customers in the U.S. using a direct sales force, though we may in the future sell INTERCEPT Blood System for Cryoprecipitation kits to strategic blood centers that are not manufacturing partners for our distribution and sale of PRCFC.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application for CE Mark approval of the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in September 2020, we began the process to resubmit our application under the new MDR. Accordingly, we do not expect an approval decision until 2022, if ever. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval, even if limited to a target patient population having chronic anemia. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. Due to the COVID-19 pandemic, many of the hospital sites conducting our RedeS and ReCePI studies suspended enrollment to focus on their response to the pandemic. Should the COVID-19 pandemic persist or heighten, we could see renewed or further delays to trial enrollment. In addition, we will need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA. There can be no assurance that we will be able to successfully complete any such in vitro studies, nor can there be any assurance that we will successfully complete our Phase 3 trial in chronic anemia patients. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In September 2020, we began the process of resubmitting for CE Mark approval under the MDR for the red blood cell system with two of four modules submitted. We must demonstrate an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice and ISO standards for the manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. The requirements apply to all suppliers providing raw materials, active ingredients, intermediates and final product. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval, even if limited to a target patient population having chronic anemia and, we may need to generate additional safety data from commercial use in order to achieve broader market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including successfully completing the RedeS and ReCePI studies and an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the Biomedical Advanced Research and Development Authority, or BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment for the RedeS and ReCePI studies because of the COVID-19 pandemic or any other reason, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

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

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. The INTERCEPT Blood System for Cryoprecipitation uses our plasma system to produce PRCFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. We currently have agreements with certain blood center manufacturing partners and are actively working to identify additional partners to manufacture the extended-storage cryoprecipitate. We are also working on implementing the infrastructure we believe will be necessary to market extended-storage cryoprecipitate product directly to hospitals. Until our blood center manufacturing partners receive BLAs from the FDA, we will be limited to selling PRCFC in those states where we have manufacturing partners located. In addition, we may, in the future, sell the INTERCEPT Blood System for Cryoprecipitation kits to strategic blood centers that are not our manufacturing partners for our distribution and sale of PRCFC. Accordingly, this dynamic may in turn create pricing pressures, distrust with our contracted blood center manufacturing partners and competition for hospital business.

We have borrowed and, in the future, may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and our Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, both with MidCap Financial Trust, or MidCap, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts continue to be largely focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet and plasma units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. In addition, to address the entire market in the U.S., we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” At the time it was issued, the guidance document required all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than October 1, 2021. Blood centers may wait until later in the compliance grace period before beginning to take steps to implement INTERCEPT. Should a large number of blood centers wait, we may not have sufficient resources or product available to allow customers to timely and successfully implement INTERCEPT before the end of the compliance grace period. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customers with implementing the INTERCEPT Blood System, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. Hospitals in regions seeing a surge in COVID-19 cases may disallow access to their sites or personnel which will delay our ability to market and sell our products, including PRCFC. Should the COVID-19 pandemic persist or heighten, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they may have more familiarity.

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

Fresenius

Fresenius Kabi AG, or Fresenius, manufactures and supplies the platelet and plasma systems to us under a supply agreement, or the Supply Agreement. Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for our platelet, plasma and red blood cell systems. The Supply Agreement permits us to purchase platelet, plasma and red blood cell systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are defined through 2021. In response to public health directives in France similar to local orders issued in the United States to respond to the COVID-19 pandemic, in 2020 Fresenius reconfigured production workflow to ensure employee safety and to comply with local requirements for social distancing and continues to operate under those local requirements. For a discussion of the risks presented to our supply chain by the COVID-19 pandemic, see “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

The agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of March 31, 2021, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $116.9 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $213.9 million through December 31, 2021. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We are currently responsible for co-investment of approximately $5.0 million, and would be responsible for an additional $9.6 million, if certain additional Option Periods are exercised by BARDA. See Note 10, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with BARDA.

In September 2020, we entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. Under the agreement, we are reimbursed and will recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The total potential contract value is $11.1 million. See Note 13, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with FDA.

Equity Agreements

See Note 7, Stockholders’ Equity, in Part I of this Quarterly Report on Form 10-Q for further information regarding the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, or the Sales Agreement, for the issuance and sale of our common stock.

Debt Agreement

See Note 5, Debt, in in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

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

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Three months ended March 31, 2021 and 2020

Revenue

	Three Months Ended
	March 31,
(in thousands, except percentages)	2021	2020	Change
Product revenue	$23,379	$18,611	$4,768	26%
Government contract revenue	6,187	6,030	157	3%
Total revenue	$29,566	$24,641	$4,925	20%

Product revenue increased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to year-over-year sales volume growth in disposable platelet system kit sales in the U.S., in addition to increased plasma system kit sales in Europe and Middle East regions, as well as a strengthened Euro compared to the U.S. dollar during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. We anticipate product revenue for INTERCEPT disposable kits will increase in future periods driven by the expected continued expansion of U.S. sales as well as increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway. In addition, we plan to begin selling PRCFC to U.S. hospital customers in a limited launch beginning this year. However, a deterioration of the Euro relative to the U.S. dollar has in the past and could in the future have a material impact on our product revenues, as a significant portion of our product revenue is expected to come from Euro denominated markets over the near term. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

We recognized $6.2 million and $6.0 million of revenue from our BARDA agreement during the three months ended March 31, 2021 and 2020, respectively, as a result of the direct and indirect contract costs incurred under the BARDA agreement. We anticipate that reported BARDA revenue will increase or remain flat over the next three to six months depending on the impact of the COVID-19 pandemic on our BARDA funded activities.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2021	2020	Change
Cost of product revenue	$11,095	$8,320	$2,775	33%

Cost of product revenue increased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily due to increased sales, and the impact of foreign exchange rates.

Our gross margin on product sales was 53% during the three months ended March 31, 2021, compared to 55% during the three months ended March 31, 2020. The decrease in gross margin on product sales was primarily due to unfavorable product mix and the impact of a strengthened Euro compared to the U.S. dollar. Changes in our gross margin on product sales are affected by various factors, including the volume of product manufactured and the relative per unit pricing in our Supply Agreement with Fresenius, exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which products are sold. We may encounter unforeseen manufacturing difficulties, including those related to the COVID-19 pandemic, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2021	2020	Change
Research and development	$15,748	$15,810	$(62)	(0%)

Research and development expenses remained relatively flat during the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2021	2020	Change
Selling, general and administrative	$19,170	$15,913	$3,257	20%

Selling, general, and administrative expenses increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by stock-based compensation and investments in advance of the commercial launch of PRCFC.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2021	2020	Change
Foreign exchange loss	$(396)	$(223)	$(173)	78%
Interest expense	(972)	(935)	(37)	4%
Other income, net	456	151	305	202%
Total non-operating expense, net	$(912)	$(1,007)	$95	(9%)

Foreign Exchange Gain (Loss)

Foreign exchange loss increased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to unfavorable foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense remained relatively flat during the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Other Income, Net

Other income, net increased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the loss from the sale of an investment in marketable securities during the three months ended March 31, 2020.

Provision for Income Taxes

	Three Months Ended
	March 31,
(in thousands, except percentages)	2021	2020	Change
Provision for income taxes	$98	$57	$41	72%

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of March 31, 2021 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2021. As of March 31, 2021, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of March 31, 2021 and December 31, 2020, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$57,607	$36,594
Short-term investments	74,118	97,000
Restricted cash	2,200	2,309
Total	$133,925	$135,903

Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of March 31, 2021 and December 31, 2020, we had the following indebtedness (in thousands):

	March 31, 2021	December 31, 2020
Debt – current	$9,938	$8,516
Debt – non-current	54,616	39,588
Total	$64,554	$48,104

Operating Activities

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Net cash used in operating activities	$(17,976)	$(19,802)

The decrease in net cash used in operating activities was primarily related to increased product sales and collections, partially offset by the timing of inventory related payments from Fresenius during the three months ended March 31, 2021, compared to the same period in 2020. We expect to continue increase our investment in inventory during the remainder of the current year to support ongoing demand.

Investing Activities

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Net cash provided by (used in) investing activities	$21,392	$(50,185)

The change period over period was primarily the result of higher purchases of investments during the three months ended March 31, 2020, resulting from the proceeds from our January 2020 public offering of common stock.

Financing Activities

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Net cash provided by financing activities	$17,488	$68,684

The decrease in net cash provided by financing activities was primarily due to the proceeds of approximately $62.7 million, net of the underwriting discounts and other issuance costs, received from our January 2020 public offering of common stock, and proceeds of approximately $4.4 million received from the shares sold under the Amended Cantor Agreement during the three months ended March 31, 2020. This was partially offset by borrowings under our Term Loan Credit Agreement of $15.0 million during the three months ended March 31, 2021. See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information.

Working Capital

(in thousands)	March 31, 2021	December 31, 2020
Working capital	$126,508	$123,457

Working capital increased slightly during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the proceeds from the borrowing under our Term Loan Credit Agreement, partially offset by the cash used for accrued liabilities and inventory purchases.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet and plasma systems and the commercial launch of PRCFC, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our government agreements, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with government contracts, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

While we expect to receive significant funding under our agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under the agreement, including with respect to the conduct of the RedeS and ReCePI studies, enrollment for which has been suspended at many of the hospital sites due to the COVID-19 pandemic. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. In addition, if we are unable to generate sufficient prerequisite Phase 3 clinical data, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. Furthermore, while BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Commitments

See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

See Note 6, Commitments and Contingencies, in Part I of this Quarterly Report on Form 10-Q for more information on the operating leases.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three months ended March 31, 2021 and 2020. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in Part I of this Quarterly Report on Form 10-Q for more information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2021, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended March 31, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 1A.Risk Factors

Our business faces significant risks. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this quarterly report on Form 10-Q. The risks and uncertainties described below are not the only ones facing us. There may be additional risks faced by our business. Other events that we do not currently anticipate or that we currently deem immaterial also may adversely affect our financial condition or results of operations.

Summary of Risk Factors

•

The COVID-19 pandemic has materially affected how we, our customers, and our suppliers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

•	The COVID-19 pandemic has negatively impacted our ability to perform many clinical trials, studies and activities, including those covered by our agreement with BARDA.
•

We depend substantially upon the commercial success of the INTERCEPT Blood System for platelets and plasma in the U.S., and our inability to successfully commercialize the INTERCEPT Blood System in the U.S. would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

•	The INTERCEPT Blood System may not achieve broad market adoption.
•

We may be unable to develop and maintain an effective and qualified U.S. based commercial organization or educate blood centers, clinicians and hospital personnel. As a result, we may not be able to successfully educate the market on the value of pathogen reduction or commercialize our products in the U.S.

•

If our competitors develop products superior to ours, market their products more effectively, or receive regulatory approval before our products, our commercial opportunities could be reduced or be eliminated.

•	We expect to continue to generate losses. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur.
•

Our company, our products, and blood products treated with the INTERCEPT Blood System are subject to extensive regulation by domestic and foreign authorities. We will have to refile and obtain CE Mark approval under the MDR for all of our products and product candidates. If our preclinical and clinical data are not considered sufficient by a country’s regulatory authorities to grant marketing approval, we will be unable to commercialize our products and generate product revenue in that country. Our investigational red blood cell system requires extensive additional testing and development.

•

We operate a complex global commercial organization, with limited experience in many countries. We have limited resources and experience complying with regulatory, legal, tax and political complexities as we expand into new and increasingly broad geographies. We may be distracted by expansion into new geographies where we do not have experience and we may be unsuccessful in monetizing such opportunities for the benefit of our organization at large.

•

A significant portion of the funding for the development of the red blood cell system is expected to come from our BARDA agreement, and if BARDA were to eliminate, reduce or delay funding of our agreement, it would have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding.

•

Laws and regulations affecting government contracts, including our agreements with BARDA and the FDA, make it more costly and difficult for us to successfully conduct our business. Failure to comply with laws and regulations could result in significant civil and criminal penalties and adversely affect our business.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic has materially affected how we, our customers, and our suppliers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

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

Although we are currently deemed to be a critical business by national, state and local governments, out of an abundance of caution for our employees and to minimize the spread of COVID-19, we have put restrictions on employee travel and working from our facilities in the United States and Europe. These restrictions have negatively impacted and disrupted at least certain aspects of our business and delayed some of our timelines. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited our ability to support our global and domestic operations, including providing training and technical support, resulting in disruptions in our sales and marketing efforts. Vaccine distribution and availability has been uneven in certain regions of the U.S. and globally, which may lead to disparate reopenings and lifting of restrictions in affected regions. As a result, our ability to reinitiate sales and marketing efforts may be slower than expected or may cease as certain regions experience vaccine shortages or a new surge in COVID cases. Moreover, the pandemic has severely restricted the level of economic activity in affected areas and may continue to adversely impact demand for, and sales of, our products. We have deferred certain of our customer events and many planned trade shows have been cancelled and we may further defer or cancel additional customer, employee or industry events, or our participation in such events, in the future. In addition, many new customers and prospective customers have been impacted by the COVID-19 pandemic and their ability to implement new technologies, including INTERCEPT, has and may continue to be negatively impacted. Furthermore, our ability to gain access to customers during the COVID-19 pandemic may continue to be negatively impacted and may limit our ability to prepare customers and sell product. Conversely, during this pandemic, certain existing, new and prospective customers have and may continue to ask for increased utilization of our products beyond what was forecast, and we may not be able to timely satisfy this increase in demand. Furthermore, the COVID-19 pandemic has in the past and may continue to limit access to hospitals which could disrupt blood center interaction with those hospitals and the introduction of the INTERCEPT Blood System. In addition, should hospital access be restricted, our ability to sell pathogen reduced cryoprecipitate fibrinogen complex, or PRCFC, directly to hospitals may be impaired. Customers whose operations have been impacted may have difficulty paying timely, may ask for price reductions or may delay or cancel public tenders. In addition, while our suppliers have initiated business continuity plans with minimal expected disruption to our supply, we cannot be certain that any prolonged, intensified or worsened effect from the crisis would not negatively impact our supply chain. All of the aforementioned could adversely affect our sales, operating results and overall financial performance.

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

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, and an effective rollout of a vaccination program in the United States, or U.S., and Europe, where most of our employees are located. In the event one or more of our laboratory employees is exposed to or becomes ill with COVID-19, our ability to complete research and development activities may be impaired and dependent studies and trials may be delayed as a result. We cannot guarantee that the resumption of these activities will be expeditious or that the resulting delays will not be for an extended period of time. Furthermore, if key deployment and/or technical service personnel are exposed to or become ill with COVID-19, our ability to effectively support our customers on a timely basis could be negatively impacted and our ability to support customers looking to implement INTERCEPT may be impaired.

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

We depend substantially upon the commercial success of the INTERCEPT Blood System for platelets, plasma and cryoprecipitation in the U.S., and our inability to successfully commercialize the INTERCEPT Blood System in the U.S. would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
•

the amount available for reimbursement pursuant to codes we have obtained under the Healthcare Common Procedure Coding System, or HCPCS, or New Technology Add-On Payment, or NTAP, and pricing for outpatient use of INTERCEPT-treated blood components;

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

•	ability of our contracted blood center manufacturing partners to produce PRCFC at sufficient quantities and at acceptable quality levels;
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

In addition to the above, our ability to successfully commercialize the INTERCEPT Blood System in the U.S. is dependent on our ability to operate without infringing on the intellectual property rights of others. For example, we are aware of an expired U.S. patent that had been held by a third-party that covered methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent not infringed by our platelet or plasma systems. In this regard, whether or not we have infringed this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation and the risk of an infringement claim will remain until the statute of limitations to bring an infringement claim has expired. In the event that we are found to have infringed any valid claim of this patent, we may, among other things, be required to pay damages and our ability to successfully commercialize the INTERCEPT Blood System for platelets and plasma in the U.S. may be adversely impacted.

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

The INTERCEPT Blood System does not inactivate all known pathogens, and the inability of the INTERCEPT Blood System to inactivate certain pathogens may limit its market adoption. For example, our products have not been demonstrated to be effective in the reduction of certain non-lipid-enveloped viruses, including hepatitis A and E viruses, and human parvovirus B-19, due to the biology of these viruses. Although we have shown high levels of reduction of a broad spectrum of lipid-enveloped viruses, our inability to inactivate, or limited reduction, of certain non-lipid-enveloped viruses may negatively impact the decision to adopt by prospective customers. Similarly, although our products have been demonstrated to effectively inactivate spore-forming bacteria, our products have not been shown to be effective in reducing bacterial spores once formed. In addition, our products do not inactivate prions since prions do not contain nucleic acid. While transmission of prions has not been a major problem in blood transfusions, and we are not aware of any competing products that inactivate prions, the inability to inactivate prions may limit market adoption of our products. While we have data supporting INTERCEPT’s ability to inactivate SARS-CoV-1 and MERS-CoV, both coronaviruses, we have only limited data supporting INTERCEPT’s efficacy in inactivating the SARS-CoV-2 virus (the virus that causes COVID-19). Although we have several other studies underway to study the pathogen inactivation efficacy of INTERCEPT against SARS-CoV-2, we cannot assure you that the results of these studies will be successful. Furthermore, due to limitations of detective tests, we cannot exclude that a sufficient quantity of pathogen or pathogens beyond the detection limits may still be present in active form, which could present a risk of infection to the transfused patient. Should INTERCEPT-treated components contain detectable levels of pathogens after treatment, the efficacy of INTERCEPT may be called into question, whether or not any remaining pathogens are the result of INTERCEPT’s efficacy or other factors. Such uncertainties may limit the market adoption of our products.

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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We or others may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to convince a blood center to treat increasing proportions of its platelet units may be negatively impacted. Moreover, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components, including PRCFC which we have no experience selling directly to hospitals. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers, blood centers, or us, which in turn may cause delay in market adoption. Further, in certain markets, potential customers may require us to develop, sell, maintain, and support data management application software for their operations before they would consider adopting INTERCEPT. Such software development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Developing, maintaining and supporting software can be time consuming, costly and may require resources and skill sets that we do not possess. Failure to do so may limit market adoption in geographies where we commercialize the INTERCEPT Blood System, including the U.S. In addition, customers may require certain changes to our products for any number of reasons. Complying with such requests may prove costly, and may create complexities surrounding the manufacturing of the kits, compliance with regulatory authorities, blood center usage, or inventory management. Conversely, failure to comply with such requests from customers may result in damage to our relationship or the potential loss of customer business.

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of coverage and adequate reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. We understand that due to the COVID-19 pandemic, many hospitals are consolidating, are laying off workers or are filing for bankruptcy protection, and other hospitals may have such significant budget shortages that they unable to afford pathogen-reduced blood components. In addition, some hospitals are seeing such a high influx of COVID-19 cases, that, regardless of whether they have sufficient staff to handle the high case load, they may be unable or unwilling to allocate sufficient resources to implement a new technology such as INTERCEPT. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the federal and, in some cases, state levels, regulators, healthcare facilities and third-party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third-party payors for health care services and may never be covered. Even if we received national reimbursement for our products, we may not be able to convince blood center customers to change their operating practices and produce INTERCEPT-treated platelets and plasma. In the U.S., we obtained HCPCS reimbursement codes for INTERCEPT-treated platelets and plasma in the outpatient setting in 2015, but have not obtained HCPCS reimbursement codes for our products, PRCFC or the derivative, pathogen-reduced plasma, cryoprecipitate reduced, which were approved in November 2020. Our ability to successfully market and sell our PRCFC or the derivative, pathogen-reduced plasma, cryoprecipitate reduced may be dependent on our ability to obtain a separate reimbursement code and pricing for such products. The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third-party payors, including under HCPCS codes, the costs and expenses related to use of the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. Governmental or third-party payors may change reimbursement rates, year over year, or in reaction to submitted claims for reimbursement of costs and expenses related to blood components treated with INTERCEPT. The current HCPCS codes utilized by U.S. hospitals describe only the transfusion of traditional plasma cryoprecipitate, which is produced under much less labor-intensive processing and manipulation by blood centers. There is no current HCPCS code that accurately identifies the transfusion of highly processed plasma cryoprecipitation for fibrinogen deficiency, such as our product, PRCFC. Though we have applied for a specific HCPCS code for transfusion of highly processed plasma cryoprecipitation for fibrinogen deficiency as well as a NTAP, we cannot guarantee that we will receive approval for such HCPCS or NTAP codes or that reimbursement under an approved HCPCS or NTAP codes will be in an amount sufficient to cover the cost of our products to our hospital customers. If the costs to the hospital for INTERCEPT processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, or if reimbursement rates are insufficient or decreased in any given year for blood components treated with INTERCEPT, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

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

Our ability to generate significant product revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet, plasma, and cryoprecipitation systems in the U.S. Even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may provide adoption incentives in the future which may negatively impact our reported sales. We currently plan to sell PRCFC directly to hospitals. This is a new business model with which we have no experience. This new business model may contemplate the replacement of expired PRCFC with new units of PRCFC at no cost or a reduced cost. We have no experience selling products under this consignment model. The introduction of these new models of doing business require extensive training of our personnel and may lengthen the time it takes for this business unit to be fully operational. In addition, we may also sell the disposable kits related to the INTERCEPT Blood System for Cryoprecipitation directly to blood centers for the manufacture of PRCFC for their own account. As a result, we may be directly competing with these blood centers for the sale of PRCFC. These blood centers have more experience and existing contracts with hospitals and may be able to offer synergies that we cannot, each of which may negatively impact our ability to compete successfully. Successfully commercializing our products in the U.S. has taken more time than anticipated and has required us to continue to invest in commercialization efforts to build and maintain relationships, additional routine-use data and trust from the industry. We continue to need to attract, retain, train and support sales, marketing and scientific and hospital affairs personnel and other commercial talent. For example, we still need to attract and retain hospital affairs professionals to help educate hospitals and physicians on our products, clinical trial history and publications. Hospital affairs professionals are highly educated and trained professionals and the hiring and employment market for hospital affairs professionals is highly competitive. As such, we need to commit significant additional management and other resources in order to maintain and potentially expand our hospital affairs team and sales and marketing functions. We may be unable to develop and maintain adequate hospital affairs, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet, plasma or cryoprecipitation systems in the U.S. As a result of the COVID-19 crisis, we may continue to have difficulties recruiting, on-boarding and training new field-based personnel, or we may choose to defer recruiting for certain positions due to the ongoing pandemic. In addition, our field personnel, if available, may be unable to gain access to blood center or hospital accounts, which may limit our ability to effectively sell our products. If we are unable to develop and maintain an effective and qualified U.S. based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our commercial products in the U.S. In addition, in November 2020, we obtained approval for PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced, both of which are created through the use of the INTERCEPT Blood System for Cryoprecipitation, or the cryoprecipitation system. The cryoprecipitation system also uses treated plasma components from the INTERCEPT Blood System for plasma. We may seek additional approval of unique biological products created by use of the INTERCEPT Blood System in the future and may choose to sell these treated end products directly to hospitals using our commercial organization. While we are working on implementing the infrastructure we believe will be necessary to market the PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced directly to hospitals, we have no experience selling biological end products directly to hospitals, which may cause a distraction for our commercial organization or require us to supplement our commercial organization with new personnel with experience in selling products directly to hospitals. We may fail to develop or maintain an effective and qualified commercial infrastructure to serve these customers. Further, our blood center customers may view the sale of biologics directly to hospitals as a competitive threat, which may adversely affect our customer relationships, could negatively impact our business prospects and could result in loss of business and revenue. In addition, we may never achieve market acceptance and adoption of our newly approved PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced by U.S. hospitals to generate product revenue sufficient to cover its costs.

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

If our competitors develop products superior to ours, market their products more effectively, or receive regulatory approval before our products, our commercial opportunities could be reduced or be eliminated.

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

These alternative strategies may be more effective in reducing certain types of pathogens from blood products, including certain non-lipid-enveloped viruses, such as hepatitis A and E viruses or human parvovirus B-19, which our products have not demonstrated an ability to inactivate have not demonstrated a high level of inactivation. If customers determine that competitor’s products inactivate a broader range of pathogens that are of particular interest to the transfusion medicine community, market adoption of our products may be adversely impacted. In addition, customers and prospective customers may believe that our competitors’ products are safer, more cost effective or easier to implement and incorporate into existing blood processing procedures than INTERCEPT Blood System products.

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

MacoPharma SA, or Macopharma, has received CE Mark for a UVC-based product for pathogen reduced platelets. Macopharma has recently completed a Phase 3 clinical trial in Germany for expanded approvals. While the data from such study has recently been released, we are not aware of any expanded approval decisions to date. Terumo BCT, a subsidiary of Terumo Corporation, has developed a pathogen reduction system for blood products and has been issued CE Marks for its system for both platelets and plasma and received Swissmedic approval for platelets. We further understand that Terumo BCT developed a pathogen reduction system for whole blood and received a Class II CE Mark. Each of these companies’ products may offer competitive advantages over our INTERCEPT Blood System. In addition, these companies are multinational corporations with more mature products and relationships than we have. Our ability to commercialize our products in certain markets may be negatively affected by their larger resources and their pre-existing relationships with regulators and customers.

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

There are several third-party manufacturers of pooling sets to allow for such combination. Our customers’ ability to use our INTERCEPT products may be impaired should manufacturers of those products not provide access to their products allowing for the combination of multiple components or if such manufacturers experience a shortage of their products or encounter defects with their products. In addition, we do not yet know what impact, if any, the new European Medical Device Regulation, or MDR, may have on these suppliers or their products. Should manufacturers of collection devices, compatible assays and blood bags, pooling sets or platelet additive solutions fail to obtain or maintain regulatory approval, including the MDR, experience unexpected production disruption, or decide to cease distribution of those respective products to customers and prospective customers, or prohibitively increase costs, our ability to sell the INTERCEPT Blood System may be impaired and acceptance in the marketplace could be harmed.

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

Risks Related to Regulatory Approval and Oversight, and Other Legal Compliance Matters

Our company, our products, blood products treated with the INTERCEPT Blood System are subject to extensive regulation by domestic and foreign authorities. We will have to refile and obtain CE Mark approval under the MDR for all of our products and product candidates. If our preclinical and clinical data are not considered sufficient by a country’s regulatory authorities to grant marketing approval, we will be unable to commercialize our products and generate product revenue in that country. Our investigational red blood cell system requires extensive additional testing and development.

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

Enrollment criteria for certain of our clinical trials may be quite narrow, further delaying the clinical trial process. For instance, clinical trials previously conducted using INTERCEPT-treated plasma for patients with thrombotic thrombocytopenic purpura lasted approximately four years due in part to the difficulties associated with enrolling qualified patients. In addition, enrollment criteria impacted the speed with which we were able to enroll patients in our European Phase 3 red blood cell system trial in chronic anemia patients, and may impact other studies. Consequently, we may be unable to recruit suitable patients into clinical trials on a timely basis, if at all, which may lead to higher costs or the inability to complete the clinical trials. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in chronic anemia patients may be difficult or impractical, which may be costly or significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later trials. Any trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities. In addition, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful.

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

If any additional product candidates receive approval for commercial sale in the U.S., or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require one or more post-approval clinical or in vitro studies as a condition of approval, such as the post-approval clinical study we are conducting in connection with the approval of the platelet system and the additional post-approval study that we are required to conduct on recovery and survival of platelets suspended in 100% plasma in connection with the expanded label claim that we received for the platelet system. Each of these studies and any additional studies that the FDA may require could involve significant expense and may require us to secure adequate funding to complete. In addition, enrollment of post-marketing studies may be difficult to complete timely if customers of blood centers are reluctant to accept conventional, non-INTERCEPT-treated products once INTERCEPT products become available to them. Other regulatory authorities outside of the U.S. may also require post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action. Under the Final Guidance Document, our INTERCEPT Blood System for platelets is an approved option for blood centers to meet the guidance document requirements. However, we do not yet have approved label claims for all platelet processing standards or storage claims supporting transfusion of INTERCEPT-treated platelets out to seven days. Our inability to meet such operational or processing constraints may impair our potential results permanently or until we are able to obtain such claims, or customers may be forced to choose alternative options to comply with the guidance document by the end of the extended compliance grace period, October 1, 2021. Should that occur, we may be unable to subsequently convert blood centers to INTERCEPT Blood System for platelets which would limit our market potential. In addition, we do not know what effect, if any, the COVID-19 pandemic will have on blood centers abilities to comply with the guidance document. If the COVID-19 crisis persists or continues to worsen, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. Moreover, if hospitals are not able or willing to allow our employees to gain access to their facility or personnel, our ability to market and commercialize PRCFC directly to hospitals may be impaired and our results of operations negatively impacted. Outside the U.S., regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE Mark documentation, countries outside the E.U. may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require in-country clinical trial data, among other requirements, or that our products be widely adopted commercially in Europe and the U.S., or may delay such approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the U.S., Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products and the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. In Germany, blood centers need to obtain marketing authorizations before they can submit for reimbursement or sell to hospitals. Significant product changes or changes in the way customers use our products may require amendments or supplemental approvals to licenses already obtained. Blood centers that do submit applications, supplements or amendments for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

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

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for CE Mark approval of the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in September 2020, we began the process to resubmit our application under the new Medical Device Regulation, or MDR. Accordingly, we do not expect to receive any regulatory approvals of our red blood cell system prior to 2022, if ever. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval, even if limited to a target patient population having chronic anemia. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We will likely need to generate additional safety and efficacy data in order to achieve broad label claim or market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. These data may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, or if the costs to complete the activities are more than allowed for by our BARDA agreement, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond that which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system.

In addition, certain activities expected to be performed under our BARDA agreement have been significantly delayed as a result of the COVID-19 pandemic. Should BARDA disallow extensions of time to perform the contemplated activities, we would have to either fund the completion of the activities ourselves or discontinue pursuit. Further, while we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our working capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. which would have a material adverse effect on our business and business prospects. If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues or in obtaining subsequent regulatory approvals and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. When we experience delays in testing, conducting trials or approvals, our product development costs will increase, which costs may not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Moreover, customers may not accept the manual configuration of the product and require us to develop a more operationally scalable version of the system which would be expensive and may not be successful. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system even if approved for commercial sale.

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

We operate a complex global commercial organization, with limited experience in many countries. We have limited resources and experience complying with regulatory, legal, tax and political complexities as we expand into new and increasingly broad geographies. We may be distracted by expansion into new geographies where we do not have experience and we may be unsuccessful in monetizing such opportunities for the benefit of our organization at large.

We are responsible for worldwide sales, marketing, distribution, maintenance and regulatory support of the INTERCEPT Blood System. If we fail in our efforts to develop or maintain such internal competencies or establish acceptable relationships with third parties to support us in these areas on a timely basis, our ability to commercialize the INTERCEPT Blood System may be irreparably harmed.

We have a wholly-owned subsidiary, headquartered in the Netherlands, dedicated primarily to selling and marketing the platelet and plasma systems in Europe, the CIS and the Middle East. Our commercial activities for the U.S., Latin and South America and Asia are based out of our headquarters in Concord, California with certain support from our European headquarters in the Netherlands, with certain individuals servicing Latin and South America and Asia, domiciled outside of the U.S. Given the relatively concentrated customer base in the U.S., coupled with the FDA guidance document on platelet safety requiring all blood centers to comply by October 2021 by using a relatively small number of options, including INTERCEPT Blood System for platelets, should blood centers deploy INTERCEPT Blood System for platelets rapidly, our resources may be inadequate to fulfill the demands, which could result in a loss of product revenues or customer contracts, or both. We will need to maintain and may need to increase our competence and size in a number of functions, including sales, deployment and product support, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with U.S., E.U., South American, Asian and local standards and practices, including regulatory, legal and tax requirements, some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the product revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition. Furthermore, we may choose to seek alternative ways to sell or treat blood components with our products. These may include new business models, which may include selling kits to blood centers, performing inactivation ourselves, staffing blood centers or selling services or other business model changes. We have no experience with these types of business models, or the regulatory requirements or licenses needed to pursue such new business models. Additionally, such business models may be viewed as a threat to existing customers. We cannot assure you that we will pursue such business models or if we do, that we will be successful or that our existing customers will not feel threatened.

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

In early 2021, we entered into an Equity Joint Venture Contract and separately, a License Agreement, with Shandong Zhongbaokang Medical Implements Co., Ltd. under which we will form a joint venture with the intent to develop and commercialize blood transfusion products to enhance blood safety in the Peoples Republic of China. While the enforcement and defense of intellectual property rights in China has improved in recent years, there remain areas of concern that subject our business to risk. Our inability to adequately enforce or protect our intellectual property rights to INTERCEPT in China could adversely impact our potential commercial success, as further described below in “Risks Related to Our Intellectual Property.” Furthermore, our involvement in the joint venture may be a distraction for our management and impair our ability to successfully and timely manage our other operations. Additionally, the operations of the joint venture may require capital infusion from us and we may never see a return from our investment in the joint venture. We may be required to consolidate the accounts of the joint venture in our consolidated financial statements. As such, we must be able to reasonably ensure that our internal control over financial reporting would detect a material misstatement in the joint venture’s operations or financial results. We have no experience designing and maintaining effective internal control over financial reporting for joint ventures or for economic entities in China. Failure to adequately maintain an effective internal control structure over the joint venture’s financial results may result in significant deficiencies or material weaknesses in our internal control over financial reporting, which could result in a material misstatement of our consolidated financial statements and/or our failure to meet our public reporting obligations.

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

In addition, there has been a recent trend of increased U.S. federal, state and local regulation of payments and transfers of value provided to healthcare professionals or entities. Section 6002 of the ACA, known as the Physician Payments Sunshine Act, imposes annual reporting requirements on device manufacturers for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to the Centers for Medicare & Medicaid Services, or CMS, for payments and other transfers of value provided by them, directly or indirectly, to physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. Beginning in 2022, applicable manufacturers will also be required to report information related to payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in significant civil monetary penalties. Due to the difficulty in complying with the Physician Payments Sunshine Act, we cannot assure that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that we may fail to comply fully with one or more of these requirements.

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

In the U.S., the California Consumer Privacy Act of 2018, or CCPA, gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. These create an additional burden on us, as do the restrictions on “sales” of personal information that allow Californians to opt-out of certain sharing of their personal information. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations and creates a private right of action for data breaches that is expected to increase data breach litigation. Similarly, the CPRA, when it becomes effective on January 1, 2023, will restrict use of certain categories of sensitive personal information; further restrict the use of cross-contextual advertising techniques; establish restrictions on the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines.

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

Further, the exit of the United Kingdom, or UK, from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the EU on January 1, 2020, subject to a transition period that ended December 31, 2020. Under the post-Brexit Trade and Cooperation Agreement between the EU and the UK, the UK and EU have agreed that transfers of personal data to the UK from EEA member states will not be treated as ‘restricted transfers’ to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension, or the Extended Adequacy Assessment Period. If the European Commission does not adopt an ‘adequacy decision’ in respect of the UK prior to the expiry of the Extended Adequacy Assessment Period, from that point onwards the UK will be an ‘inadequate third country’ under the GDPR and transfers of personal data from the EEA to the UK will require a ‘transfer mechanism’ such as the Standard Contractual Clauses.

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

Any failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulations, legislative actions or changes in interpretation of existing laws or regulations regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business.

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

There have been executive, judicial and Congressional challenges to numerous provisions of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in

2017, informally titled the Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will stay in effect through 2030, unless additional congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

More recently, there has been heightened governmental scrutiny in the U.S. to control the rising cost of healthcare. For example, such scrutiny has resulted in several recent congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to pricing and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of President Trump’s importation executive order, which directed HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and make other changes allowing for personal importation of drugs from Canada. The FDA final rule provides guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. State legislatures are also increasingly passing legislation and implementing regulations designed to control the cost of healthcare, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

Risks Related to Government Contracts

A significant portion of the funding for the development of the red blood cell system is expected to come from our BARDA agreement, and if BARDA were to eliminate, reduce, delay, or object to extensions for funding of our agreement, it would have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding.

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $213.9 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has exercised approximately $116.9 million under the base period of the agreement and associated options. Accordingly, our ability to receive any of the unexercised $97.0 million in additional funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. In addition, activities covered under the base period and exercised options may ultimately cost more than is covered by the BARDA contract and will likely require a longer performance period to complete than is remaining on our agreement; if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. For instance, our RedeS and ReCePI studies, which are being funded as part of our agreement with BARDA, have been temporarily suspended at some of our hospital clinical sites and blood centers producing INTERCEPT-treated red blood cells as a result of the COVID-19 pandemic. In addition, the studies are being conducted in areas that are also subject to disruption due to severe weather such as flooding or hurricane. The uncertainty regarding the duration of the COVID-19 pandemic, and its impact on participating blood centers, hospitals and their patients, severe weather or other natural disaster impacts to sites enrolling our clinical trials may all negatively impact our ability to complete our clinical trials. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreement, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended for existing exercised options or through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. While BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides and we are able to restart many suspended or delayed activities.

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

Laws and regulations affecting government contracts, including our agreements with BARDA and the FDA, make it more costly and difficult for us to successfully conduct our business. Failure to comply with laws and regulations could result in significant civil and criminal penalties and adversely affect our business.

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

Moreover, the inclusion of components manufactured by new suppliers or by alternate sites within our current network of suppliers could require us to seek new or updated approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals. We cannot assure you that any amendments to existing manufacturing agreements or any new manufacturing agreements that we may enter into will contain terms more favorable to us than those that we currently have with our manufacturers. Many of the existing agreements we have with suppliers contain provisions that we have been operating under for an extended period of time, including pricing. Should we enter into agreements or amend agreements with any manufacturer with less favorable terms, including pricing, our results of operations may be impacted, our recourse against such manufacturers may be limited, and the quality of our products may be impacted. Furthermore, we do not have experience working with partners that are producing our products in multiple sites globally. Should we need to oversee our manufacturers producing components or finished goods for our products in multiple global plants, we may be unsuccessful in providing an adequate level of oversight, may be unable to manage the complexity of such operations, including quality, incur additional costs in managing the global supply chain including capital investments in those plants or become less efficient with our use of cash and working capital.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet and plasma systems and the anticipated launch of PRCFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we may be required to conduct to satisfy regulators or achieve broader market acceptance, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our products, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our working capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. While our stated goal is to achieve profitability in the future, actual results may be different than our forecasted operating plan and may require that we make certain trade-offs to achieve the defined profitability metric in a timely manner. Such trade-offs may impact our commercial potential or result in deferrals in development activities. We cannot assure you that we will be able to achieve profitability over the course of our planning horizon or ever. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

While we expect to receive significant funding under our agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under the agreement, including with respect to the conduct of the RedeS and ReCePI studies, enrollment for which have been suspended at many of the hospital sites due to the COVID-19 pandemic. Many hospital sites where enrollment was suspended have not yet resumed enrollment and those that have are proceeding at a reduced capacity. Accordingly, many of the activities expected by BARDA have been delayed and will require an extension of time under the contract to complete. Should BARDA disallow any extension, we will need to pay for the costs to complete the activities or stop pursuing them altogether. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs. This in turn would impair our ability to recommence and complete studies if and when the COVID-19 crisis subsides and we are able to restart many suspended or delayed activities. In addition, if we are unable to generate sufficient prerequisite Phase 3 clinical data, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. While BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

As of March 31, 2021, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $64.6 million. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Term Loan Credit Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement.

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

Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. These include those that are used directly by our operations and those used by critical service providers and suppliers, including our manufacturing partners. As use of information technology systems has increased, deliberate attacks and attempts to gain unauthorized access to computer systems and networks have increased in frequency and sophistication. Our and our supplier’s information technology, systems and networks are potentially vulnerable to breakdown, ransomware, supply chain attacks, malicious intrusion and computer viruses which may result in the impairment of production and key business processes or loss of data or information. We and our suppliers are also potentially vulnerable to data security breaches-whether by (a) intentional or accidental or (b) employees or others-which may expose sensitive data to unauthorized persons. For example, we have in the past and may in the future be subject to “phishing” attacks in which third parties send emails purporting to be from reputable sources. Phishing attacks may attempt to obtain personal information, infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information. Although we have not experienced any losses as a result of such attacks or any other breaches of data security, such breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, distributors, customers and others.

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

We know that certain of our suppliers have been successfully attacked by certain malware aimed at extracting a ransom. Should such ransomware breaches occur in the future, production may be impacted, information infiltrated or other records and information compromised or lost. Breaches and other inappropriate access can be difficult to detect and any delay in identifying them could increase their harm. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Notifications and follow-up actions related to a security breach of one of our suppliers could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

10.1*	2020 and 2021 Executive Officer Compensation Arrangements.
10.2†	Letter Agreement, by and between Cerus Corporation and Porex Corporation, dated January 6, 2021.
31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (5)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Compensatory plan.
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

CERUS CORPORATION

Date: May 4, 2021	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)