Form 10-Q
period 2021-06-30
CERUS CORP
filed 2021-08-03
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 22, 2021, there were 171,626,791 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,030	$36,594
Short-term investments	63,811	97,000
Accounts receivable	22,865	21,166
Inventories, net	31,255	23,254
Prepaid and other current assets	8,629	5,417
Total current assets	185,590	183,431
Non-current assets:
Property and equipment, net	12,811	13,867
Goodwill	1,316	1,316
Operating lease right-of-use assets	12,477	13,122
Restricted cash	2,256	2,309
Other assets	8,773	7,370
Total assets	$223,223	$221,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,891	$24,213
Accrued liabilities	23,207	24,753
Debt – current	9,329	8,516
Operating lease liabilities – current	1,517	1,915
Deferred product revenue	871	577
Total current liabilities	65,815	59,974
Non-current liabilities:
Debt – non-current	54,682	39,588
Operating lease liabilities – non-current	16,319	16,873
Other non-current liabilities	2,170	1,174
Total liabilities	138,986	117,609
Commitments and contingencies
Stockholders' equity:
Common stock	172	168
Additional paid-in capital	1,026,534	1,012,932
Accumulated other comprehensive income	317	674
Accumulated deficit	(942,786)	(909,968)
Total stockholders' equity	84,237	103,806
Total liabilities and stockholders' equity	$223,223	$221,415

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Product revenue	$31,484	$21,503	$54,863	$40,114
Cost of product revenue	15,323	9,705	26,418	18,025
Gross profit on product revenue	16,161	11,798	28,445	22,089
Government contract revenue	6,279	5,324	12,466	11,354
Operating expenses:
Research and development	17,083	15,618	32,831	31,428
Selling, general and administrative	19,758	16,112	38,928	32,025
Total operating expenses	36,841	31,730	71,759	63,453
Loss from operations	(14,401)	(14,608)	(30,848)	(30,010)
Non-operating expense, net:
Foreign exchange gain (loss)	118	273	(278)	50
Interest expense	(1,338)	(929)	(2,310)	(1,864)
Other income, net	337	460	793	611
Total non-operating expense, net	(883)	(196)	(1,795)	(1,203)
Loss before income taxes	(15,284)	(14,804)	(32,643)	(31,213)
Provision for income taxes	77	67	175	124
Net loss	$(15,361)	$(14,871)	$(32,818)	$(31,337)

Net loss per share:
Basic and diluted	$(0.09)	$(0.09)	$(0.19)	$(0.19)
Weighted average shares used for calculating net loss per share:
Basic and diluted	171,240	164,383	170,039	160,894

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(15,361)	$(14,871)	$(32,818)	$(31,337)
Other comprehensive (loss) income
Unrealized (losses) gains on available-for-sale investments, net of taxes	(139)	1,248	(357)	1,011
Comprehensive loss	$(15,500)	$(13,623)	$(33,175)	$(30,326)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2020	168,170	$168	$1,012,932	$674	$(909,968)	$103,806
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	2,621	—	1,171	—	—	1,171
Stock-based compensation	—	—	5,333	—	—	5,333
Other comprehensive loss	—	—	—	(218)	—	(218)
Net loss	—	—	—	—	(17,457)	(17,457)
Balances as of March 31, 2021	170,791	168	1,019,436	456	(927,425)	92,635
Issuance of common stock from exercise of stock options and vesting of restricted stock units	781	4	1,290	—	—	1,294
Stock-based compensation	—	—	5,808	—	—	5,808
Other comprehensive loss	—	—	—	(139)	—	(139)
Net loss	—	—	—	—	(15,361)	(15,361)
Balances as of June 30, 2021	171,572	$172	$1,026,534	$317	$(942,786)	$84,237

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	144,291	$144	$906,905	$114	$(850,111)	$57,052
Issuance of common stock from public offerings, net of offering costs	17,867	18	67,094	—	—	67,112
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	1,803	2	1,191	—	—	1,193
Stock-based compensation	—	—	3,754	—	—	3,754
Other comprehensive loss	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	(16,466)	(16,466)
Balances as of March 31, 2020	163,961	164	978,944	(123)	(866,577)	112,408
Issuance of common stock from public offering, net of offering costs	1,471	1	9,428	—	—	9,429
Issuance of common stock from exercise of stock options and vesting of restricted stock units	580	1	1,604	—	—	1,605
Stock-based compensation	—	—	4,706	—	—	4,706
Other comprehensive income	—	—	—	1,248	—	1,248
Net loss	—	—	—	—	(14,871)	(14,871)
Balances as of June 30, 2020	166,012	$166	$994,682	$1,125	$(881,448)	$114,525

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net loss	$(32,818)	$(31,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,571	1,488
Stock-based compensation	11,141	8,460
Non-cash operating lease cost	706	621
Changes in valuation of warrant investment	(402)	—
Loss on sale of available-for-sale securities	—	261
Unrealized gain on investments	(249)	—
Non-cash interest expense	481	237
Foreign currency remeasurement loss (gain)	197	(184)
Changes in operating assets and liabilities:
Accounts receivable	(2,134)	(739)
Inventories	(8,006)	962
Other assets	(2,580)	138
Accounts payable	7,389	(3,137)
Accrued liabilities and other non-current liabilities	(1,708)	(4,627)
Deferred product revenue	294	136
Net cash used in operating activities	(26,118)	(27,721)
Investing activities
Capital expenditures	(225)	(907)
Purchases of investments	(2,026)	(76,871)
Proceeds from maturities and sale of investments	33,500	25,998
Net cash provided by (used in) investing activities	31,249	(51,780)
Financing activities
Net proceeds from equity incentives	2,094	2,797
Net (offering costs) proceeds from public offerings	(292)	76,595
Net proceeds (payments) on revolving line of credit	813	(67)
Proceeds from loans	15,000	—
Net cash provided by financing activities	17,615	79,325
Effect of exchange rates on cash, cash equivalents, and restricted cash	(363)	115
Net increase (decrease) in cash, cash equivalents and restricted cash	22,383	(61)
Cash, cash equivalents and restricted cash, beginning of period	38,903	37,421
Cash, cash equivalents and restricted cash, end of period	$61,286	$37,360

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation and its subsidiary, Cerus Europe B.V. (together with Cerus Corporation, hereinafter “Cerus” or the “Company”) after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any future periods.

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

Immaterial Correction of an Error

The Company determined the historical classification of the effects of foreign currency movements on the Company’s period-end foreign denominated cash balances was incorrectly presented as a component of the Company’s net cash used in operating activities as opposed to being presented separately as effect of exchange rates on cash. The Company determined that the impact of the error to previously issued financial statements was not material and have corrected the immaterial error in the comparative period within these financial statements. The impact of this correction for the six months ended June 30, 2020, was an increase to net cash used in operating activities of $0.1 million with a corresponding amount presented separately as the effect of exchange rates on cash, cash equivalents, and restricted cash.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Product revenue:
Europe, Middle East and Africa	$16,231	$14,462	$29,508	$26,682
North America	14,647	6,400	24,311	12,477
Other	606	641	1,044	955
Total product revenue	$31,484	$21,503	$54,863	$40,114

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally requires payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration are estimated to be unconditional. The Company had no product revenue related contract assets at June 30, 2021 and December 31, 2020.

Contract liabilities mainly consist of deferred product revenue related to maintenance services, unshipped products, and uninstalled illuminators. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the contractual service period. The increase in the deferred product revenue balance as of June 30, 2021, is primarily driven by performance obligations not satisfied but invoiced as of June 30, 2021, offset by $0.4 million of product revenue recognized that were included in the deferred product revenue balance as of December 31, 2020.

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan's long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of June 30, 2021 and December 31, 2020, $0.9 million and $0.2 million, respectively, were included in other assets, net, which represents the cash surrender value of the associated life insurance policies, and $1.0 million and $0.2 million, respectively, were included in other long-term liabilities, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in other income (expense), net, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of June 30, 2021, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of June 30, 2021 and December 31, 2020, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At June 30, 2021, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers that accounted for more than 10% of the Company’s outstanding accounts receivable at both June 30, 2021 and December 31, 2020. These customers cumulatively represented approximately 56% and 51% of the Company’s outstanding trade receivables at June 30, 2021 and December 31, 2020, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At June 30, 2021 and December 31, 2020, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 month shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production within the next 12-month period and evaluates its finished units in order to sell to existing and prospective customers within the next 12-month period. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. Changes to those estimates could potentially impact amounts recorded as short-term or long-term. At June 30, 2021 and December 31, 2020, the Company classified its work-in-process inventory as a component of inventory or Other assets on its condensed consolidated balance sheets based on its evaluation that the work-in-process inventory would be sold to Fresenius for finished disposable kit production within each respective subsequent 12-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses significant judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At both June 30, 2021 and December 31, 2020, the Company had less than $0.1 million recorded for potential obsolete, expiring or unsalable product.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and six months ended June 30, 2021 and 2020, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2021 and 2020 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average number of anti-dilutive potential shares:
Stock options	16,863	18,492	16,760	17,927
Restricted stock units	6,777	5,704	6,581	5,223
Employee stock purchase plan rights	33	29	40	77
Total	23,673	24,225	23,381	23,227

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its INTERCEPT blood-safety products covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at June 30, 2021 and December 31, 2020.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at June 30, 2021 (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$24,188	$—	$—	$—	$24,188
United States government agency securities	16,037	11	(1)	—	16,047
Corporate debt securities	47,457	308	(1)	—	47,764
Total available-for-sale securities	$87,682	$319	$(2)	$—	$87,999

The following is a summary of available-for-sale securities at December 31, 2020 (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$6,203	$—	$—	$—	$6,203
United States government agency securities	29,570	66	—	—	29,636
Corporate debt securities	66,756	611	(3)	—	67,364
Total available-for-sale securities	$102,529	$677	$(3)	$—	$103,203

Available-for-sale securities at June 30, 2021 and December 31, 2020, consisted of the following by contractual maturity (in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$70,417	$70,572	$64,857	$65,117
Greater than one year and less than five years	17,265	17,427	37,672	38,086
Total available-for-sale securities	$87,682	$87,999	$102,529	$103,203

The following table shows all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$3,073	$(1)	$—	$—	$3,073	$(1)
United States government agency securities	$999	$(1)	$—	$—	$999	$(1)
Total available-for-sale securities	$4,072	$(2)	$—	$—	$4,072	$(2)

	December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$5,105	$(3)	$—	$—	$5,105	$(3)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and six months ended June 30, 2021 and 2020, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The Company recorded zero and less than $0.1 million of gross realized gains from the sale or maturity of available-for-sale investments during the six months ended June 30, 2021 and 2020, respectively. The Company recorded zero and $0.3 million of gross realized losses from the sale or maturity of available-for-sale investments during the six months ended June 30, 2021 and 2020, respectively.

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

To estimate the fair value of Level 2 debt securities as of June 30, 2021, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

To estimate the fair value of the Company’s Level 3 warrant investments as of June 30, 2021, the Company uses a standard Black-Scholes option pricing model, using a class volatility consistent with the seniority and preference rights of the underlying preferred stock. Key assumptions used in the valuation include the privately held company’s preferred stock price, warrant exercise price, equity volatility, expected term of warrant, risk-free interest rates, and details specific to the warrant. The Company recognizes the changes in the fair value of this warrant in “Other income, net” on the Company’s condensed consolidated statements of operations.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at June 30, 2021 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$24,188	$24,188	$—	$—
United States government agency securities	Short-term investments	16,047	—	16,047	—
Corporate debt securities	Short-term investments	47,764	—	47,764	—
Total short-term investments		87,999	24,188	63,811	—
Warrants	Other assets	824	—	—	824
Total financial assets		$88,823	$24,188	$63,811	$824

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2020 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$6,203	$6,203	$—	$—
United States government agency securities	Short-term investments	30,683	—	30,683	—
Corporate debt securities	Short-term investments	66,317	—	66,317	—
Total financial assets		103,203	6,203	97,000	—
Warrants	Other assets	422	—	—	422
Total financial assets		$103,625	$6,203	$97,000	$422

The Company did not have any transfers among fair value measurement levels during the three and six months ended June 30, 2021 and 2020.

The following table provides a summary of the total gain recognized in the Company’s consolidated statements of operations due to changes in the fair value of the warrant (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Gain from changes in the fair value of level 3 investments	$182	$—	$402	$—

Note 3. Inventories, net

Inventories, net at June 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Work-in-process	$6,713	$5,097
Finished goods	24,542	18,157
Total inventories	$31,255	$23,254

Note 4. Accrued Liabilities

Accrued liabilities at June 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation and related costs	$12,984	$15,999
Accrued professional services	3,812	3,020
Other accrued expenses	6,411	5,734
Total accrued liabilities	$23,207	$24,753

Note 5. Debt

Debt at June 30, 2021, consisted of the following (in thousands):

	June 30, 2021
	Principal	Unamortized Discount	Total
Term Loan Credit Agreement	$55,000	$(318)	$54,682
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$55,000	$(318)	$54,682

Debt at December 31, 2020, consisted of the following (in thousands):

	December 31, 2020
	Principal	Unamortized Discount	Net Carrying Value
Term Loan Agreement	$40,000	$(412)	$39,588
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$40,000	$(412)	$39,588

Principal, interest and fee payments on Term Loan Credit Agreement at June 30, 2021, are expected to be as follows (in thousands):

Year ended June 30,	Principal	Interest and Fees	Total
2021 (remainder)	—	2,097	2,097
2022	—	4,182	4,182
2023	41,250	3,134	44,384
2024	13,750	1,826	15,576
Total	$55,000	$11,239	$66,239

Loan Agreements

On March 29, 2019, the Company entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) with MidCap Financial Trust (“MidCap”) to borrow up to $70 million in three tranches (collectively “2019 Term Loan”), with a maturity date of March 1, 2024. The first advance of $40.0 million (“Tranche 1”) was drawn by the Company on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under a prior loan agreement. The second advance of $15.0 million (“Tranche 2”) was drawn by the Company on March 29, 2021. The third advance of $15.0 million (“Tranche 3”) is available to the Company through September 30, 2021. The borrowings under the 2019 Term Loan bears interest at the sum of a fixed percentage spread and the greater of (i) 1.8% or (ii) one month LIBOR. At June 30, 2021, the effective interest rate on the Term Loan was approximately 7.50%. All three tranches require interest-only payments through March 1, 2023, followed by 12 months of payments with interest and equal payment of principal. During the three months ended June 30, 2021, the interest-only payment period was extended until March 1, 2023, upon achievement of a specified trailing twelve month net product revenue target. Prepayments of the 2019 Term Loan under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary of the applicable funding date, at which time there is no early termination fee. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company. The Company uses effective interest method to recognize the final payment over the term of the debt.

The Company also maintains a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) with MidCap. The borrowing limit under the Revolving Loan Credit Agreement is $10.0 million. The amount borrowed under the Revolving Loan Credit Agreement can be increased, upon request by the Company, by up to an additional $10.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Revolving Loan Credit Agreement has a maturity date of March 1, 2024. Amounts drawn under the Revolving Loan Credit Agreement bear interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one-month LIBOR. There are also fractional fees based on the amounts either drawn or undrawn. If the Revolving Loan Credit Agreement is terminated before maturity or the funding obligation is permanently reduced, there are termination fees which decline each anniversary until the third anniversary, at which time there is no termination fee. As of June 30, 2021 and December 31, 2020, the Company had borrowed $9.3 million and $8.5 million under the Revolving Loan Credit Agreement, respectively, which is included in “Debt – current” in the Company’s condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at June 30, 2021. Additionally, both agreements are secured by substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

Six Months Ended
June 30, 2021
Cash payments for operating leases	$1,792
Right-of-use assets obtained in exchange for operating lease obligations	51

June 30, 2021
Weighted-average remaining lease term	8.1 years
Weighted-average discount rate	8.9%

Future minimum non-cancelable payments under operating leases as of June 30, 2021, were as follows (in thousands):

Operating Leases
2021 (remainder)	$1,664
2022	3,007
2023	2,846
2024	2,748
2025	2,720
Thereafter	13,337
Total future lease payments	26,322
Less imputed interest	8,486
Present value of lease liabilities	$17,836

The operating lease expense for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$843	$839	$1,645	$1,663

As of June 30, 2021, the Company had no leases that have not yet commenced.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of June 30, 2021, the Company had $25.5 million of short-term purchase commitments and $3.0 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

Note 7. Stockholders’ Equity

Common Stock

In June 2021, the Company’s stockholders approved a certificate of amendment of the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of common stock from 225 million shares to 400 million shares.

Sales Agreement

On December 11, 2020, the Company entered into the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (each a “Sales Agent” and collectively, the “Sales Agents”), under which the Company may issue and sell from time to time up to $100.0 million of the Company’s common stock through or to the Sales Agents, as sales agent or principal. Under the Sales Agreement, each Sales Agent receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of the Company’s common stock. The issuance and sale of these shares by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the six months ended June 30, 2021, no shares of the Company’s common stock were sold under the Sales Agreement.

Note 8. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. At June 30, 2021, the Company had 1.7 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. At June 30, 2021, 659,000 performance-based stock awards were outstanding.

At June 30, 2021, the Company had approximately 34.3 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 16.7 million shares and 6.8 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 10.9 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2020	16,306	$4.71
Granted	1,425	6.40
Exercised	(1,019)	3.38
Forfeited/canceled	(54)	5.70
Balances at June 30, 2021	16,658	4.93

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2020	5,739	$5.24
Granted (1)	3,659	6.48
Vested (1)	(2,476)	5.21
Forfeited	(143)	5.77
Balances at June 30, 2021	6,779	5.91
(1)	Includes shares issuable under performance-based restricted stock unit awards.

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

Note 9. Income Taxes

The Company recorded income tax expense of $0.1 million for the three months ended June 30, 2021 and 2020, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of $0.2 million and $0.1 million, respectively, for the six months ended June 30, 2021 and 2020, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary.

Note 10. Development and License Agreements

Agreements with Fresenius

Fresenius Kabi AG (“Fresenius”) manufactures and supplies the platelet and plasma systems to the Company under a supply agreement (the “Supply Agreement”). Fresenius is obligated to sell, and the Company is obligated to purchase, finished disposable kits for the Company’s platelet and plasma systems and the Company’s red blood cell system product candidate (the “RBC Sets”). The Supply Agreement permits the Company to purchase platelet and plasma systems and RBC Sets from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms per unit were initially fixed and declined at specified annual production levels, and are subject to certain adjustments after the initial pricing term. Under the Supply Agreement, the Company maintains the amounts due from the components sold to Fresenius as a current asset on its accompanying condensed consolidated balance sheets until such time as Fresenius makes payment to the Company.

The Supply Agreement also required the Company to make payments to support certain projects Fresenius has performed and will perform on behalf of the Company related to certain R&D activities and manufacturing efficiency activities for which certain assets have been established in the Company’s condensed consolidated balance sheets. The manufacturing efficiency asset is expensed on a straight-line basis over the life of the Supply Agreement. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The following table summarizes the amounts of prepaid R&D asset and manufacturing efficiency asset at June 30, 2021 and December 31, 2020 (in thousands).

	June 30, 2021	December 31, 2020
Prepaid R&D asset – current (1)	$256	$—
Prepaid R&D asset – non-current (2)	466	2,088
Manufacturing efficiency asset (2)	1,817	1,104
(1)	Included in “Prepaid and other current assets” in the Company's condensed consolidated balance sheets.
(2)	Included in “Other assets” in the Company's condensed consolidated balance sheets.

The initial term of the Supply Agreement extends through July 1, 2025 (the “Initial Term”) and is automatically renewed thereafter for additional two-year terms (each, a “Renewal Term”), subject to termination by either party upon (i) two years written notice prior to the expiration of the Initial Term or (ii) one year written notice prior to the expiration of any Renewal Term.

The Company made payments to Fresenius of $10.4 million and $6.3 million relating to the manufacturing of the Company’s products during the three months ended June 30, 2021 and 2020, respectively, and $22.2 million and $14.4 million during the six months ended June 30, 2021 and 2020, respectively. The following table summarizes the amounts of the Company’s payables to and receivables from Fresenius at June 30, 2021 and December 31, 2020 (in thousands).

	June 30, 2021	December 31, 2020
Payables to Fresenius (1)	$18,852	$13,838
Non-trade receivables from Fresenius (2)	5,675	2,380
(1)	Included in “Accounts Payable” and “Accrued Liabilities” in the Company's condensed consolidated balance sheets.
(2)	Included in “Other current assets” in the Company's condensed consolidated balance sheets.

Government contracts

In June 2016, the Company entered into an agreement with Biomedical Advanced Research and Development Authority (“BARDA”) to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In June 2021, BARDA committed an additional $9.6 million raising the committed funding to up to $126.5 million as of June 30, 2021, and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $223.5 million through December 31, 2023. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company is responsible for co-investment of $5.0 million and would be responsible for an additional $9.6 million, if certain Option Periods are exercised. Through June 30, 2021, the Company has incurred approximately $2.8 million related to the co-investment. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

As of June 30, 2021 and December 31, 2020, $4.8 million and $4.6 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

In September 2020, the Company entered into a five-year agreement with the U.S. Food and Drug Administration for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total potential contract value is $11.1 million. As of June 30, 2021 and December 31, 2020, $0.2 million and less than $0.1 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to FDA.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and six months ended June 30, 2021 and 2020 (in percentage):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
American Red Cross	27%	18%	24%	18%
Établissement Français du Sang	18%	20%	20%	22%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may occur in future periods.

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

•	our ability to successfully commercialize as INTERCEPT Fibrinogen Complex, or IFC, and pathogen reduced cryoprecipitate-poor plasma;
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

•

the timing or likelihood of regulatory submissions and approvals and other regulatory actions or interactions, including whether or not existing clinical data will be sufficient in order to obtain approval of our CE Mark submission for the red blood cell system;

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

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System. Our INTERCEPT Blood System is intended for use with blood components and certain of their derivatives: plasma, platelets, red blood cells and to produce IFC, and its derivative product, pathogen reduced plasma, cryoprecipitate reduced. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received CE Marks and U.S. Food and Drug Administration, or FDA, approval and are being marketed and sold in a number of countries around the world. Additionally, in November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. The INTERCEPT Blood System for Cryoprecipitation uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. We currently sell both the platelet and plasma systems using our direct sales force and through distributors and plan to sell IFC directly to hospital customers in the U.S. using a direct sales force, though we may in the future sell INTERCEPT Blood System for Cryoprecipitation kits to strategic blood centers that are not manufacturing partners for our distribution and sale of IFC.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application for CE Mark approval of the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and as of June 2021, we have completed the resubmission of our application under the new European Medical Device Regulation, or MDR. We do not expect an approval decision until 2022, if ever. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval, even if limited to a target patient population having chronic anemia. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. Due to the COVID-19 pandemic, many of the hospital sites conducting our RedeS and ReCePI studies suspended enrollment to focus on their response to the pandemic. Should the COVID-19 pandemic persist or heighten, we could see renewed or further delays to trial enrollment. In addition, we will need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA. There can be no assurance that we will be able to successfully complete any such in vitro studies, nor can there be any assurance that we will successfully complete our Phase 3 trial in chronic anemia patients. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. We must demonstrate an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice and ISO standards for the manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. The requirements apply to all suppliers providing raw materials, active ingredients, intermediates and final product. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval, even if limited to a target patient population having chronic anemia and, we may need to generate additional safety data from commercial use in order to achieve broader market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including successfully completing the RedeS and ReCePI studies and an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with the Biomedical Advanced Research and Development Authority, or BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment for the RedeS and ReCePI studies because of the COVID-19 pandemic or any other reason, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

In June 2021, we extended our agreement with BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, through December 2023. The agreement provides funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of emerging pathogens. The RedeS and ReCePI and other studies are being funded as part of our agreement with BARDA. Under the contract, BARDA reimburses us for allowable direct contract costs, as such costs are incurred, and for allowable indirect costs. See the discussion under “BARDA” below for more information.

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. The INTERCEPT Blood System for Cryoprecipitation uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. We currently have agreements with certain blood center manufacturing partners and are actively working to identify additional partners to manufacture the extended-storage cryoprecipitate. We are also working on implementing the infrastructure we believe will be necessary to market extended-storage cryoprecipitate product directly to hospitals. Until our blood center manufacturing partners receive BLAs from the FDA, we will be limited to selling IFC in those states where we have manufacturing partners located. In addition, we may, in the future, sell the INTERCEPT Blood System for Cryoprecipitation kits to strategic blood centers that are not our manufacturing partners for our distribution and sale of IFC. Accordingly, this dynamic may in turn create pricing pressures, distrust with our contracted blood center manufacturing partners and competition for hospital business.

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

Although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts continue to be largely focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet and plasma units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. In addition, to address the entire market in the U.S., we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” At the time it was issued, this guidance document required all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than October 1, 2021. Blood centers may wait until later in the compliance grace period before beginning to take steps to implement INTERCEPT. Should a large number of blood centers wait, we may not have sufficient resources or product available to allow customers to timely and successfully implement INTERCEPT before the end of the compliance grace period. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customers with implementing the INTERCEPT Blood System, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. Hospitals in regions seeing a surge in COVID-19 cases may disallow access to their sites or personnel which will delay our ability to market and sell our products, including IFC. Should the COVID-19 pandemic persist or heighten, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they may have more familiarity.

Outside of the U.S., we recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. In July 2017, we entered into agreements with Établissement Français du Sang, or EFS, to supply illuminators and platelet and plasma disposable kits. The agreement for supply of illuminators and platelet disposable kits provides for a base term of two years, with two options for EFS to extend for one year each, both of which have been exercised by EFS. In January 2020, we entered into a new agreement with EFS to supply plasma disposable kits and maintenance services for illuminators for a base term of two years, with two options for EFS to extend for one year each. We cannot assure that EFS will use the INTERCEPT Blood System for plasma at historical levels or at all. We understand that EFS has adopted the platelet system across France but cannot provide any assurance that national usage is sustainable, since no purchase volume commitments have been made by EFS in our current contract or otherwise. In addition, significant product revenue from the French market may decline or not consistently occur quarter-over-quarter. We also cannot provide any assurance that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract.

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

In addition to the anticipated product revenues from sales of our platelet and plasma systems and sales of IFC, we anticipate that we will continue to recognize revenue from our government contracts. We recognize government contract revenue associated with the government contracts as qualified costs are incurred for reimbursement over the performance period.

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

This agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of June 30, 2021, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $126.5 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $223.5 million through December 31, 2023. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We are currently responsible for co-investment of approximately $5.0 million, and would be responsible for an additional $9.6 million, if certain additional Option Periods are exercised by BARDA. See Note 10, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with BARDA.

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

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and business around the world. To date, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and non-essential business shutdowns, which have led to severe disruptions to the global and U.S. economies that may continue for a prolonged duration and has triggered a recession or a period of economic slowdown. We do not yet know the full extent of potential impacts on our product revenues, business operations, clinical trials, or overall financial projections. Should our employees, notably laboratory-based personnel, see a surge in infections, our ability to complete research and development activities may be impaired. As such, certain studies and trials may be delayed for an extended period of time. Furthermore, key deployment and technical service personnel, if infected, will not be able to support customers timely or effectively which could negatively impact our ability to support customers looking to begin INTERCEPT use or those experiencing any operational difficulties. Globally, we do not yet know when all of our employees will have access to a vaccine or if such a vaccine will be effective, particularly with respect to any variants of the virus. The extent and duration of the pandemic is highly uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, which could also impact trends and expectations as described in more detail below.

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

Results of Operations

Three and six months ended June 30, 2021 and 2020

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Product revenue	$31,484	$21,503	$9,981	46%	$54,863	$40,114	$14,749	37%
Government contract revenue	6,279	5,324	955	18%	12,466	11,354	1,112	10%
Total revenue	$37,763	$26,827	$10,936	41%	$67,329	$51,468	$15,861	31%

Product revenue increased during the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, primarily due to year-over-year sales volume growth in disposable platelet system kit sales in the U.S., in addition to increased plasma system kit sales in Europe and Middle East regions. Also contributing to the increases was, a strengthened Euro compared to the U.S. dollar during the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020. We anticipate product revenue for INTERCEPT disposable kits will increase in future periods driven by the expected continued expansion of U.S. sales as well as increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway. In addition, we plan to begin selling IFC to U.S. hospital customers in a limited launch this year. However, a deterioration of the Euro relative to the U.S. dollar has in the past, and could in the future, have a material impact on our product revenues, as a significant portion of our product revenue is expected to come from Euro denominated markets over the near term. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

We recognized $6.3 million and $12.5 million of revenue from our government contracts during the three and six months ended June 30, 2021, respectively, and recognized $5.3 million and $11.4 million of revenue from our government contracts during the three and six months ended June 30, 2020, respectively, as a result of the direct and indirect contract costs incurred under our government contracts. Given the ongoing effects that the COVID-19 pandemic has on our BARDA funded activities, we anticipate that reported government contracts revenue will remain materially consistent with historical trends.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Cost of product revenue	$15,323	$9,705	$5,618	58%	$26,418	$18,025	$8,393	47%

Cost of product revenue increased during the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020. The increase was primarily due to increased sales, and the impact of foreign exchange rates.

Our gross margin on product sales was 51% during the three months ended June 30, 2021, compared to 55% during the three months ended June 30, 2020. Our gross margin on product sales was 52% during the six months ended June 30, 2021, compared to 55% during the six months ended June 30, 2020. The decrease in gross margin on product sales was primarily due to unfavorable relative product mix. Changes in our gross margin on product sales are affected by various factors, including the volume of product manufactured and the relative per unit pricing in our Supply Agreement with Fresenius, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which products are sold. We may encounter unforeseen manufacturing difficulties, including those related to the COVID-19 pandemic, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Research and development	$17,083	$15,618	$1,465	9%	$32,831	$31,428	$1,403	4%

Research and development expenses increased during three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, primarily due to costs for our red blood cell program, inclusive of activities related to the BARDA agreement, increased costs associated with product enhancements and initiatives for expanded platelet label claims, and preliminary design efforts on our illuminator.

We expect to incur additional research and development costs associated with planning, enrolling and completing our required post-approval studies for the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., completing activities to support our CE Mark submission for our red blood cell system in Europe, new product development and product enhancements, including potential new label claims, design efforts on our illuminator, and costs associated with performing the activities under our government contracts. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of global pandemics and natural disasters, including the current COVID-19 pandemic, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock-based compensation, expenses for our commercialization efforts in a number of countries around the world including those in U.S., Europe, the Commonwealth of Independent States, or CIS, and the Middle East, Asia, Latin America, and expenses for accounting, tax, internal control, legal and facility and infrastructure related expenses, and insurance premiums.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Selling, general and administrative	$19,758	$16,112	$3,646	23%	$38,928	$32,025	$6,903	22%

Selling, general, and administrative expenses increased during the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, primarily driven by stock-based and incentive compensation and investments associated with the commercial launch of IFC.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Foreign exchange gain (loss)	$118	$273	$(155)	(57%)	$(278)	$50	$(328)	(656%)
Interest expense	(1,338)	(929)	(409)	44%	(2,310)	(1,864)	(446)	24%
Other income, net	337	460	(123)	(27%)	793	611	182	30%
Total non-operating expense, net	$(883)	$(196)	$(687)	351%	$(1,795)	$(1,203)	$(592)	49%

Foreign Exchange Gain (Loss)

Foreign exchange gains decreased during the three months ended June 30, 2021, compared to three months ended June 30, 2020. We had foreign exchange losses during the six months ended June 30, 2021, compared to foreign exchange gains during the six months ended June 30, 2020. The changes are primarily due to less favorable foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense increased during the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, primarily due to the higher underlying balance per our Term Loan Agreement for the drawdown of Tranche 2 of $15.0 million entered on March 29, 2021.

Other Income, Net

Other income, net decreased during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the decrease of interest income from our investments in marketable securities, partially offset by the increase of fair value of warrant investments. Other income, net increased during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the increase of fair value of warrant investments.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Provision for income taxes	$77	$67	$10	15%	$175	$124	$51	41%

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of June 30, 2021 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2021. As of June 30, 2021, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of June 30, 2021 and December 31, 2020, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$59,030	$36,594
Short-term investments	63,811	97,000
Restricted cash	2,256	2,309
Total	$125,097	$135,903

Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of June 30, 2021 and December 31, 2020, we had the following indebtedness (in thousands):

	June 30, 2021	December 31, 2020
Debt – current	$9,329	$8,516
Debt – non-current	54,682	39,588
Total	$64,011	$48,104

Operating Activities

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Net cash used in operating activities	$(26,118)	$(27,721)

The decrease in net cash used in operating activities was primarily related to increased product sales and revenue from our BARDA agreement and the timing of payments, partially offset by increased inventory build during the six months ended June 30, 2021, compared to the same period in 2020. We expect to continue increase our investment in inventory during the remainder of the current year to support ongoing and future forecasted demand, coupled with ensuring component availability.

Investing Activities

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Net cash provided by (used in) investing activities	$31,249	$(51,780)

The change period over period was primarily the result of higher proceeds from the maturity and sale of our investments to support operations, during the six months ended June 30, 2021, coupled with higher purchases of investments as compared to the six months ended June 30, 2020, due to the use of proceeds from our January 2020 public offering of common stock.

Financing Activities

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Net cash provided by financing activities	$17,615	$79,325

The decrease in net cash provided by financing activities was primarily due to the proceeds of approximately $62.7 million, net of the underwriting discounts and other issuance costs, received from our January 2020 public offering of common stock, and proceeds of approximately $13.9 million received from the shares sold under the Amended Cantor Agreement during the six months ended June 30, 2020. This was partially offset by borrowings under our Term Loan Credit Agreement of $15.0 million during the six months ended June 30, 2021. See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information.

Working Capital

(in thousands)	June 30, 2021	December 31, 2020
Working capital	$119,775	$123,457

Working capital decreased as of June 30, 2021, compared to December 31, 2020, primarily due to continued overall use of cash from operations to support the increased costs associated with product enhancements, initiatives for expanded platelet label claims, preliminary design efforts on our illuminator, and investments associated with the commercial launch of IFC, offset by proceeds from increased product sales and collections, and the proceeds from the borrowing under our Term Loan Credit Agreement, during the six months ended June 30, 2021.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet and plasma systems and the commercial launch of IFC, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our government agreements, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with government contracts, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

While we expect to receive significant funding under our agreement with BARDA, our ability to obtain the funding we expect to receive under this agreement is subject to various risks and uncertainties, with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under this agreement, including with respect to the conduct of the RedeS and ReCePI studies, enrollment for which has been suspended at many of the hospital sites due to the COVID-19 pandemic. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. In addition, if we are unable to generate sufficient prerequisite Phase 3 clinical data, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. Furthermore, while BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Commitments

See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

See Note 6, Commitments and Contingencies, in Part I of this Quarterly Report on Form 10-Q for more information on the operating leases.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three and six months ended June 30, 2021 and 2020. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in Part I of this Quarterly Report on Form 10-Q for more information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2021, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended June 30, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we are currently deemed to be a critical business by national, state and local governments, out of an abundance of caution for our employees and to minimize the spread of COVID-19, we continue to have restrictions on employee travel and working from our facilities in the United States and Europe. These restrictions have negatively impacted and disrupted at least certain aspects of our business and delayed some of our timelines. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited our ability to support our global and domestic operations, including providing training and technical support, resulting in disruptions in our sales and marketing efforts. Vaccine distribution and availability has been uneven in certain regions of the U.S. and globally, which may have led to disparate reopenings and lifting of restrictions in affected regions. As a result, our ability to reinitiate sales and marketing efforts may be slower than expected or may cease as certain regions experience vaccine shortages or a new surge in COVID-19 cases. Moreover, the pandemic has severely restricted the level of economic activity in affected areas and may continue to adversely impact demand for, and sales of, our products. We have deferred certain of our customer events and many planned trade shows have been cancelled and we may further defer or cancel additional customer, employee or industry events, or our participation in such events, in the future. In addition, many new customers and prospective customers have been impacted by the COVID-19 pandemic and their ability to implement new technologies, including INTERCEPT, has and may continue to be negatively impacted. Furthermore, our ability to gain access to customers during the COVID-19 pandemic may continue to be negatively impacted and may limit our ability to prepare customers and sell product. Conversely, during this pandemic, certain existing, new and prospective customers have and may continue to ask for increased utilization of our products beyond what was forecast, and we may not be able to timely satisfy this increase in demand. Furthermore, the COVID-19 pandemic has in the past and may continue to limit access to hospitals which could disrupt blood center interaction with those hospitals and the introduction of the INTERCEPT Blood System. In addition, should hospital access be restricted, our ability to sell INTERCEPT Fibrinogen Complex, or IFC, directly to hospitals may be impaired. Customers whose operations have been impacted may have difficulty paying timely, may ask for price reductions or may delay or cancel public tenders. In addition, while our suppliers have initiated business continuity plans with minimal expected disruption to our supply, we cannot be certain that any prolonged, intensified or worsened effect from the pandemic including the impact of emerging variant strains of the COVID-19 virus would not negatively impact our supply chain. All of the aforementioned could adversely affect our sales, operating results and overall financial performance.

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

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, including any variants, the extent and effectiveness of containment actions, and an effective rollout of a vaccination program in the United States, or U.S., and Europe, where most of our employees are located. In the event one or more of our laboratory employees is exposed to or becomes ill with COVID-19, our ability to complete research and development activities may be impaired and dependent studies and trials may be delayed as a result. We cannot guarantee that the resumption of these activities will be expeditious or that the resulting delays will not be for an extended period of time. Furthermore, if key deployment and/or technical service personnel are exposed to or become ill with COVID-19, our ability to effectively support our customers on a timely basis could be negatively impacted and our ability to support customers looking to implement INTERCEPT may be impaired.

In addition, while the potential economic impact brought by the COVID-19 pandemic may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 virus and variant strains thereof could materially affect our business and the value of our common stock. To the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.

The COVID-19 pandemic has negatively impacted our ability to perform many clinical trials, studies and activities, including those covered by our agreement with BARDA.

Beyond the commercial impact that the COVID-19 pandemic may have on our operations, our clinical and development programs have been adversely affected. Our ongoing and anticipated clinical trials, the post-approval platelet studies, as well as studies to support label expansion for our platelet program in the U.S. have been delayed because of COVID-19. Many hospital sites suspended enrollment and have not yet resumed enrollment while others are proceeding at a reduced capacity. Further delays may occur in the future if patient enrollment sites need to pause participation in our clinical trials and studies. Should the COVID-19 pandemic persist, continue to worsen, or resurface at locations where we conduct studies or clinical trials, our ability to commence and complete any contemplated studies may be negatively impacted. Furthermore, should we be unable to deploy personnel, derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed under our contract with BARDA, our cash flows would be negatively impacted and/or we may have to initiate furloughs and layoffs, which would likely prove disruptive to our management and operations. This in turn would impair our ability to complete ongoing studies or commence new studies.

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

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets, plasma, and cryoprecipitation for the U.S. market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the U.S. in a timely manner. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion,” or Final Guidance Document. The guidance document required all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than 18 months from the issuance date. However, in December 2020, the FDA updated the Final Guidance Document and extended the compliance grace period until October 1, 2021. Although the INTERCEPT Blood System is one of the options available to U.S. blood centers for compliance, we cannot predict if U.S. customers will adopt INTERCEPT over other options or at what levels. In addition, if we are not successful in expanding the label claims for our platelet kits in the U.S., including permitting storage of INTERCEPT-treated platelet units for up to seven days and approval of our processing set for triple dose platelet collections, U.S. blood centers or their hospital customers may choose alternative products in order to comply with the guidance document. Significant product revenue from customers in the U.S. may not occur timely, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. Similar to our experience in foreign jurisdictions, some potential customers in the U.S. have chosen to first validate our technology or conduct other pre-adoption activities prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. Further, new hospital customers of any of our blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. If the COVID-19 crisis persists or continues to worsen, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. Moreover, if hospitals are not able or willing to allow our employees to gain access to their facility or personnel, our ability to market and commercialize IFC directly to hospitals may be impaired and our results of operations negatively impacted. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial product revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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
•

regulatory and licensing requirements, including the FDA Center for Biologics Evaluation and Research, or CBER, licensing processes and its Biologics License Application, or BLA, requirements, that U.S.-based blood centers are required to follow in order to obtain and maintain the required site-specific licenses to engage in interstate transport of blood components processed using the INTERCEPT Blood System;

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

•	ability of our contracted blood center manufacturing partners to produce IFC at sufficient quantities and at acceptable quality levels;
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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We or others may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to educate a blood center on the benefits of treating increasing proportions of its platelet units may be negatively impacted. Moreover, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease use of our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components, including IFC which we have no experience selling directly to hospitals. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers, blood centers, or us, which in turn may cause delay in market adoption. Further, in certain markets, potential customers may require us to develop, sell, maintain, and support data management application software for their operations before they would consider adopting INTERCEPT. Such software development efforts may be costly or we may be unsuccessful in developing a data management application that would be broadly accepted. Developing, maintaining and supporting software can be time consuming, costly and may require resources and skill sets that we do not possess. Failure to do so may limit market adoption in geographies where we commercialize the INTERCEPT Blood System, including the U.S. In addition, customers may require certain changes to our products for any number of reasons. Complying with such requests may prove costly, and may create complexities surrounding the manufacturing of the kits, compliance with regulatory authorities, blood center usage, or inventory management. Conversely, failure to comply with such requests from customers may result in damage to our relationship or the potential loss of customer business.

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of coverage and adequate reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. We understand that due to the COVID-19 pandemic, many hospitals are consolidating, are laying off workers or are filing for bankruptcy protection, and other hospitals may have such significant budget shortages that they unable to afford pathogen-reduced blood components. In addition, some hospitals are seeing such a high influx of COVID-19 cases, that, regardless of whether they have sufficient staff to handle the high case load, they may be unable or unwilling to allocate sufficient resources to implement a new technology such as INTERCEPT. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the federal and, in some cases, state levels, regulators, healthcare facilities and third-party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third-party payors for health care services and may never be covered. Even if we received national reimbursement for our products, we may not be able to convince blood center customers to change their operating practices and produce INTERCEPT-treated platelets and plasma. In the U.S., we obtained HCPCS reimbursement codes for INTERCEPT-treated platelets and plasma in the hospital outpatient setting in 2015, and have applied for, but have not yet obtained, HCPCS reimbursement codes for our products, IFC or the derivative, pathogen-reduced plasma, cryoprecipitate reduced, which were approved by FDA in November 2020. Our ability to successfully market and sell our IFC or the derivative, pathogen-reduced plasma, cryoprecipitate reduced may, in part, be dependent on our ability to obtain separate reimbursement codes and associated payment rates for such products. The current HCPCS codes utilized in the outpatient setting by U.S. hospitals describe only traditional plasma cryoprecipitate, or cryoprecipitated anti-hemophilic factor (AHF), which is produced under much less labor-intensive processing and manipulation by blood centers and contains different levels of clotting factors compared to IFC. There is no current HCPCS code that accurately identifies highly processed pathogen reduced plasma cryoprecipitate, such as our product, IFC, and we cannot guarantee that any HCPCS code that is approved, if ever, for our product will be assigned a payment rate in an amount sufficient to cover the cost of our products to our hospital customers. We also applied for a Medicare New Technology Add-on Payment, or NTAP, and associated ICD-10-PCS codes for IFC. Two new ICD-10-PCS codes for IFC were granted in 2021, and in August 2021, the Centers for Medicare and Medicaid Services, or CMS, granted the NTAP for up to a maximum of $2,535 per patient receiving IFC. The add-on payments under the new NTAP become effective as of October 1, 2021. An NTAP is in addition to the MS-DRG-based reimbursement that hospitals receive and are reviewed by CMS on a yearly basis. We cannot guarantee that CMS will renew the NTAP designation in the future and if the NTAP is not renewed, the relevant MS-DRG may not fully cover the cost of IFC for our hospital customers.

The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third-party payors, the costs and expenses specific to the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. Governmental or third-party payors may change reimbursement rates, year over year, or in reaction to submitted claims for reimbursement of costs and expenses related to blood components treated with INTERCEPT. If the costs to the hospital for INTERCEPT processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, or if reimbursement rates are insufficient or decreased in any given year for blood components treated with INTERCEPT, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. We cannot guarantee the long-term volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT-treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT-treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” The guidance document requires all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than October 1, 2021. Should the American Red Cross or a large number of blood centers wait until the end of the compliance period to produce INTERCEPT at sufficient volumes to comply with the guidance document, we may not have sufficient resources or product available to allow customers to timely and successfully implement INTERCEPT before the end of the compliance grace period. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customer with implementing the INTERCEPT Blood System, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. Hospitals in regions seeing a surge in COVID-19 cases may disallow access to their sites or personnel which will delay our ability to market and sell our products, including IFC. Also, if the COVID-19 crisis persists or continues to worsen, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. Similarly, if we are not successful in expanding the label claims for our platelet kits in the U.S., including permitting storage of INTERCEPT-treated platelet units for up to seven days and approval of our processing set for triple dose collections, U.S. blood centers or their hospital customers may choose alternative products in order to comply with the FDA guidance document. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE Mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our product. The review period for a new MAA can be up to 12 months or longer following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our results of operations and financial results. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. Similar to the U.S., German blood centers will need to successfully market and sell to their hospital customers and understand and assist with the steps that are needed at the hospital level in Germany to administer pathogen-reduced platelets. Should German blood centers not adequately market and sell or assist their hospital customers or if hospitals object, or are slow implementing the steps needed to procure and administer pathogen reduced platelets, our market in Germany many be limited or be slow to realize acceptance.

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

Our ability to generate significant product revenue from our platelet and plasma systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet, plasma, and cryoprecipitation systems in the U.S. Even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may provide adoption incentives in the future which may negatively impact our reported sales. We currently plan to sell IFC directly to hospitals. This is a new business model with which we have no experience. This new business model may contemplate the replacement of expired IFC with new units of IFC at no cost or a reduced cost. We have no experience selling products under this consignment model. The introduction of these new models of doing business require extensive training of our personnel and may lengthen the time it takes for this business unit to be fully operational. In addition, we may also sell the disposable kits related to the INTERCEPT Blood System for Cryoprecipitation directly to blood centers for the manufacture of IFC for their own account. As a result, we may be directly competing with these blood centers for the sale of IFC. These blood centers have more experience and existing contracts with hospitals and may be able to offer synergies that we cannot, each of which may negatively impact our ability to compete successfully. Successfully commercializing our products in the U.S. has taken more time than anticipated and has required us to continue to invest in commercialization efforts to build and maintain relationships, additional routine-use data and trust from the industry. We continue to need to attract, retain, train and support sales, marketing and scientific and hospital affairs personnel and other commercial talent. For example, we still need to attract and retain hospital affairs professionals to help educate hospitals and physicians on our products, clinical trial history and publications. Hospital affairs professionals are highly educated and trained professionals and the hiring and employment market for hospital affairs professionals is highly competitive. As such, we need to commit significant additional management and other resources in order to maintain and potentially expand our hospital affairs team and sales and marketing functions. We may be unable to develop and maintain adequate hospital affairs, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet, plasma or cryoprecipitation systems in the U.S. As a result of the COVID-19 crisis, we may continue to have difficulties recruiting, on-boarding and training new field-based personnel, or we may choose to defer recruiting for certain positions due to the ongoing pandemic. In addition, our field personnel, if available, may be unable to gain access to blood center or hospital accounts, which may limit our ability to effectively sell our products. If we are unable to develop and maintain an effective and qualified U.S. based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our commercial products in the U.S. In addition, in November 2020, we obtained approval for IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced, both of which are created through the use of the INTERCEPT Blood System for Cryoprecipitation, or the cryoprecipitation system. The cryoprecipitation system also uses treated plasma components from the INTERCEPT Blood System for plasma. We may seek additional approval of unique biological products created by use of the INTERCEPT Blood System in the future and may choose to sell these treated end products directly to hospitals using our commercial organization. While we are working on implementing the infrastructure we believe will be necessary to market the IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced directly to hospitals, we have no experience selling biological end products directly to hospitals, which may cause a distraction for our commercial organization or require us to supplement our commercial organization with new personnel with experience in selling products directly to hospitals. We may fail to develop or maintain an effective and qualified commercial infrastructure to serve these customers. Further, our blood center customers may view the sale of biologics directly to hospitals as a competitive threat, which may adversely affect our customer relationships, could negatively impact our business prospects and could result in loss of business and revenue. In addition, we may never achieve market acceptance and adoption of our newly approved IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced by U.S. hospitals to generate product revenue sufficient to cover its costs.

We may be liable and we may need to withdraw our products from the market if our products harm people. We may be liable if an accident occurs in our controlled use of hazardous materials. Our insurance coverage may be inadequate to offset losses we may incur.

We are exposed to potential liability risks inherent in the testing and marketing of medical devices. In addition, the commercialization of our IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced will also expose us to risks inherent in the marketing and sale of biologic products. We may be liable if any of our products cause injury, illness or death. Although we complete preclinical and clinical safety testing prior to marketing our products, there may be harmful effects caused by our products that we are unable to identify in preclinical or clinical testing. In particular, unforeseen, rare reactions or adverse side effects related to long-term use of our products may not be observed until the products are in widespread commercial use. Because of the limited duration and number of patients receiving blood components treated with the INTERCEPT Blood System products in clinical trials, it is possible that harmful effects of our products not observed in preclinical and clinical testing could be discovered after a marketing approval has been received. For example, in cases where we have obtained regulatory approval for our products, we have demonstrated pathogen reduction to specified levels based on well-established tests. However, there is no way to determine, after treatment by our products, whether our products have completely inactivated all of the pathogens that may be present in blood components. In addition, even if our products inactivate all pathogens in a blood product, it is often difficult to determine if pathogens are introduced after treatment with INTERCEPT due to blood center or hospital mishandling, shipping or other possibilities. There is also no way to determine whether any residual amount of a pathogen remains in the blood component treated by our products and there is no way to exclude that such residual amount would be enough to cause disease in the transfused patient or was a result of a potential defect or lack of efficacy of our products. For ethical reasons, we cannot conduct human testing to determine whether an individual who receives a transfusion of a blood component containing a pathogen that was inactivated using the INTERCEPT Blood System might show positive results if tested for an antibody against that pathogen. While we believe, based on the clinical experience of our scientists, that the level of inactivated pathogens would likely be too small to induce a detectable antibody response in diagnostic tests, we cannot exclude that a transfused patient might show positive results if tested for an antibody against that pathogen. We could be subject to a claim from a patient that tests positive, even though that patient did not contract a disease. In addition, should personnel at clinical study sites or ultimately, potential customers, be harmed by amustaline, or believe they have been or could be harmed by amustaline, our insurance coverage may be insufficient to provide coverage for any related potential liabilities. Amustaline is considered a potent chemical and is the active compound of our red blood cell system.

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

Our INTERCEPT Blood System for cryoprecipitation competes with traditional cryoprecipitate, a by-product of thawing frozen plasma and with human-derived fibrinogen concentrates. While we believe that IFC has many advantages over competitors, traditional cryoprecipitate and fibrinogen concentrates are well established within hospital use. Hospitals may not perceive the advantage of IFC over the competing products, we may be ineffective in selling biological agents directly to hospitals or be unable to demonstrate the economic or patient advantages to customers relative to the competitors. Further, competitors may have more experience marketing and selling products directly to hospitals. In addition, regulatory agencies may mandate use of competing products which would limit our ability to sell our products in those markets.

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

There are several third-party manufacturers of pooling sets to allow for such combination. Our customers’ ability to use our INTERCEPT products may be impaired should manufacturers of those products not provide access to their products allowing for the combination of multiple components or if such manufacturers experience a shortage of their products or encounter defects with their products. In addition, we do not yet know what impact, if any, the new MDR, may have on these suppliers or their products. Should manufacturers of collection devices, compatible assays and blood bags, pooling sets or platelet additive solutions fail to obtain or maintain regulatory approval, including the MDR, experience unexpected production disruption, or decide to cease distribution of those respective products to customers and prospective customers, or prohibitively increase costs, our ability to sell the INTERCEPT Blood System may be impaired and acceptance in the marketplace could be harmed.

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

Clinical and Preclinical

Clinical trials are particularly expensive and have a high risk of failure. Any of our trials may fail or may not achieve results sufficient to attain market acceptance, which could prevent us from achieving profitability. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, extreme weather or other natural forces, terrorist activity or general concerns over employee safety. In addition, during the current COVID-19 pandemic, several of the hospital clinical trial sites for our RedeS and ReCePI temporarily suspended the studies and several red blood cell production partners for the studies temporarily suspended production in order to conserve red blood cells to meet hospital demand during the pandemic. While enrollment sites and blood center production partners have resumed enrolling patients and producing INTERCEPT-treated red blood cells, not all hospital sites have been able to resume full enrollment capacity due to blood supply shortages. Further delays or a resurgence of COVID-19 at sites where we are conducting studies and trials may recur in the future should the COVID-19 pandemic persist or continue to worsen. While travel for our employees has largely opened up, if mandatory stay-at-home orders are reinstated, we may again in the future need to restrict travel to certain clinical trial sites for monitoring site visits or to otherwise manage the trial. Significant delays in clinical testing could also materially impact our clinical trials. Some clinical sites for the RedeS study are located in areas that are also subject to disruption by severe weather such as flooding, hurricanes or other natural forces such as earthquakes, which have delayed enrollment and progress of the RedeS study in the past. We cannot be certain that further delays in the RedeS study or other clinical trials will not occur because of the pandemic or otherwise. Should our employees, notably laboratory-based personnel, see a surge in infections, our ability to complete research and development activities may be impaired. As such, certain studies and trials may be delayed for an extended period of time. While many of our employees have been vaccinated, we do not know if it will remain effective against further COVID-19 variants.

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

If any additional product candidates receive approval for commercial sale in the U.S., or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require one or more post-approval clinical or in vitro studies as a condition of approval, such as the post-approval clinical study we are conducting in connection with the approval of the platelet system and the additional post-approval study that we are required to conduct on recovery and survival of platelets suspended in 100% plasma in connection with the expanded label claim that we received for the platelet system. Each of these studies and any additional studies that the FDA may require could involve significant expense and may require us to secure adequate funding to complete. In addition, enrollment of post-marketing studies may be difficult to complete timely if customers of blood centers are reluctant to accept conventional, non-INTERCEPT-treated products once INTERCEPT products become available to them. Other regulatory authorities outside of the U.S. may also require post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action. Under the Final Guidance Document, our INTERCEPT Blood System for platelets is an approved option for blood centers to meet the guidance document requirements. However, we do not yet have approved label claims for all platelet processing standards or storage claims supporting transfusion of INTERCEPT-treated platelets out to seven days. Our inability to meet such operational or processing constraints may impair our potential results permanently or until we are able to obtain such claims, or customers may be forced to choose alternative options to comply with the guidance document by the end of the extended compliance grace period, October 1, 2021. Should that occur, we may be unable to subsequently convert blood centers to INTERCEPT Blood System for platelets which would limit our market potential. In addition, we do not know what effect, if any, the COVID-19 pandemic will have on blood centers abilities to comply with the guidance document. If the COVID-19 crisis persists or continues to worsen, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. Moreover, if hospitals are not able or willing to allow our employees to gain access to their facility or personnel, our ability to market and commercialize IFC directly to hospitals may be impaired and our results of operations negatively impacted. Outside the U.S., regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE Mark documentation, countries outside the E.U. may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require in-country clinical trial data, among other requirements, or that our products be widely adopted commercially in Europe and the U.S., or may delay such approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the U.S., Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products and the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. In Germany, blood centers need to obtain marketing authorizations before they can submit for reimbursement or sell to hospitals. Significant product changes or changes in the way customers use our products may require amendments or supplemental approvals to licenses already obtained. Blood centers that do submit applications, supplements or amendments for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

Red Blood Cell System

While we are in the process of submitting for CE Mark approval of our red blood cell system, it has not been approved or commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system may never occur and failure can occur any time during the process. Any failure or delay in completing the development activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require us to conduct additional clinical trials or further studies or analysis which may be costly and time-consuming. Furthermore, regulators may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far and submitted for CE Mark approval does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations, other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process. We must be able to demonstrate stability of our active compounds manufactured under cGMP which meets release specifications. We have not been able to demonstrate that our product manufacturers or we are able to meet those requirements. If we are unable to demonstrate an ability to manufacture according to our specifications under cGMP with acceptable stability data, we may be unable to satisfy regulatory questions and requirements which could prevent or delay the potential approval of or our ability to commercialize the red blood cell system. In addition, existing lots of these red blood cell compounds manufactured under cGMP may be dispositioned by regulators or ourselves as unsuitable for clinical use which would impact our ability to produce INTERCEPT-treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our BARDA contract. Over the past few years, qualified and prospective suppliers of one of the key reagents used in our red blood cell system have declared bankruptcy. We recently qualified a different manufacturer to produce the key reagent compound for our red blood cell system beyond our existing inventory levels, although production is in much smaller batch sizes which may prove more costly. We may pursue identification and qualification of another reagent supplier which may be costly, time consuming or unsuccessful. Other suppliers may become insolvent or file for bankruptcy, which would negatively impact our ability to produce our products or components to our products. Although we will try to identify and qualify alternate manufacturers, and negotiate new agreements on favorable terms, we may be unable to produce product or complete clinical studies on-time, if at all. We also understand that stricter regulations are being considered for certain raw materials used in our red blood cell processing sets, notably non-DEHP plastics. Should such regulations be enacted we may need to qualify alternate plastics which comply with the stricter regulations which may be costly and time consuming.

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

We will need to successfully conduct and complete license enabling Phase 3 clinical trials in the U.S. and to generate sufficient chronic anemia data for licensure. The COVID-19 pandemic has caused disruption in enrolling patients in clinical trials in the U.S. While those trials are currently enrolling patients, they may be disrupted again should the pandemic continue to worsen or recur in areas enrolling patients. Even prior to the pandemic, our ReCePI study in complex cardiovascular surgery patients had been slower to enroll due to a variety of factors including low frequency of administering red blood cells to the patient population. If we are unable to enroll a sufficient number of patients from the ReCePI study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data, including the potential for additional Phase 3 clinical trials beyond what is currently contemplated with the RedeS and ReCePI studies. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in chronic anemia patients may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete these prerequisite Phase 3 clinical trials or otherwise generate sufficient Phase 3 clinical data. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. The FDA has modified the criteria for a clinical pause in the RedeS and ReCePI studies if we see three or more treatment emergent antibodies with amustaline specificity without evidence of hemolysis in patients receiving INTERCEPT-treated red blood cells. We are allowed to continue study enrollment for both studies while we investigate the clinical significance of the antibodies. If we determine that there is no clinical significance and no impact on patients, then there will be no impact on study enrollment. If treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. Should we see events where antibodies to amustaline (S-303) are formed without evidence of hemolysis, the Data and Safety Monitoring Board, or DSMB, will be notified and together we will need to assess the underlying information and either agree to continue the study or either delay completion of the study or permanently halt the study until we can demonstrate that the antibodies were not clinically significant. To date, two S-303 antibody events without evidence of hemolysis have been detected in the RedeS study, as well as three similar events in the ReCePI study. We do not yet know if the S-303 antibody events were in the control or test arm, however the events are not clinically significant. These events have been reviewed by the DSMB who did not express concerns with respect to patient safety. Enrollment of patients is continuing. We cannot provide any assurance that additional S-303 antibody events will not occur, or if they do occur, will not be clinically significant.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for CE Mark approval of the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. Beyond our notified body, TUV, we will need to reach agreement with a competent authority to review and approve certain data in the CE Mark submission, before our red blood cell product can receive a CE Mark. The Irish Health Products Regulatory Authority, or HPRA, was selected as the competent authority for our red blood cell product and in preliminary meetings, HPRA agreed to review our MDD. We recently learned that the HPRA has declined to continue as the competent authority for our red blood cell product MDR CE Mark. As such, we and our notified body, TUV, will need to find a different competent authority, other than the HPRA. While we do not expect a delay in the ultimate approval decision, we do not expect to receive any regulatory approvals of our red blood cell system prior to 2022, if ever. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval, even if limited to a target patient population having chronic anemia. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We will likely need to generate additional safety and efficacy data in order to achieve broad label claim or market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. These data may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, or if the costs to complete the activities are more than allowed for by our BARDA agreement, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond that which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system.

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

In 2006, we obtained a CE Mark approval from E.U. regulators for our plasma system under the MDD and have subsequently received periodic extensions in accordance with the five-year renewal schedule. In March 2020, we received an extension of the CE Mark approval to 2024, under the MDD. While we currently received an extension of registration under the MDD, we cannot assure you that our products will timely meet the requirements of the new MDR prior to the expiration of the MDD extension. We or our customers have received approval for the sale and/or use INTERCEPT-treated plasma within Europe in France, Switzerland, Germany and Austria. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our growth prospects would be materially and adversely impacted. We have recently learned that Swiss regulators will no longer accept CE Mark under the MDR for European union based medical devices. We are currently addressing the requirements to maintain regulatory approval of our products in Switzerland. Compliance with the new requirement will affect our registration in Switzerland.

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

As a condition to the initial FDA approval of the platelet system, we are required to submit data from a post-approval clinical study of the platelet system. Although we have recently completed this study, we are in the process of evaluating the data from the study. If the study reveals unacceptable safety risks, we could be required to perform additional studies, which may be costly, and even lose U.S. marketing approval of the platelet system. Further, we are required to conduct a post-approval recovery and survival clinical study in connection with the label expansion approval for the use of the platelet system to treat platelets suspended in 100% plasma. Successful enrollment and completion of this additional study will also require that we identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. Previously these studies and other studies had been delayed as a result of the COVID-19 pandemic and may be delayed in the future if the COVID-19 pandemic persists or continues to worsen. If we are unable to complete any required studies in a timely manner or at all, or the results of the studies reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly. In addition, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. In addition, there is a risk that these studies will show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System.

INTERCEPT Blood System for Cryoprecipitation to Produce IFC and Pathogen Reduced Plasma, Cryoprecipitate Reduced

In November 2020, we obtained FDA approval of INTERCEPT Blood System for Cryoprecipitation to produce IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced. We are currently validating with our manufacturing partners the process to produce these new products in accordance with our specifications. Once the process at our manufacturing partners is validated, we will be eligible to sell and deliver these new products only to hospital customers in the state of manufacture until our manufacturing partners receive approval of their manufacturing site Biologics License Applications, or BLAs. We cannot provide any assurance that our manufacturing partners will receive BLA approval from the FDA on a timely basis or at all. In addition, in order to market and sell IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced to hospital customers throughout the U.S., we will need to identify and validate additional manufacturing partners. We cannot guarantee that we will be able to successfully negotiate additional agreements with manufacturing partners on terms that are acceptable to us. If we are unable to obtain additional manufacturing partners, our ability to market and sell our new products outside of the states where we currently have manufacturing partners may be severely curtailed or limited. IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced are products derived from our INTERCEPT Blood System for plasma. As such, any supply disruptions or failures that could impact our plasma system will have a direct negative impact on the production of IFC and its derivative product, pathogen reduced plasma, cryoprecipitate reduced. Such supply disruptions could negatively impact our ability to fulfill customer orders, which will have an adverse effect on our business reputation and the successful introduction and adoption of our new products.

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

In addition, the regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, increased operation costs or lower than anticipated sales. For instance, we understand that we will have to re-register our CE Marked products under the new MDR, (as required by all manufacturers who sell in Europe under a CE Mark), while we anticipate this will be a formality, there is always a possibility of new requirements. Complying with the new MDR will require considerable time, attention and effort by our manufacturers and us and may limit or delay any contemplated changes to our products or expansion of label claims. In addition, we have recently learned that Swiss regulators will no longer accept CE Mark under the MDR for European union based medical devices. We are currently addressing the requirements to maintain regulatory approval of our products in Switzerland. Compliance with the new requirement will affect our registration in Switzerland.

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

Any modifications to the platelet, plasma or cryoprecipitation systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new premarket approval application, or PMA, or PMA supplement. Further, any modification to our plasma system may have an impact on the cryoprecipitation system, which may similarly require approval of a new PMA Supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new submissions or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, we are redesigning the illuminators used in the platelet and plasma systems and may need to further redesign the illuminator. We will need to obtain regulatory approval of any future redesign of the illuminator before it can be commercialized in the U.S. or under CE Mark. Currently, we do not yet know what data regulators will required from the redesigned illuminator. Generating data from the new illuminator may be time consuming and expensive. Furthermore, any delays in transitioning from development effort to commercial manufacturing may cause delays in our ability to obtain approval, commercialize or both. In addition, we understand that a solvent used to make the plastic beads in our plasma compound adsorption devices is no longer available. Although we have contracted with the manufacturer to produce a significant quantity of the existing material, we will need to qualify plastic beads produced with a new solvent prior to consuming available inventory levels. In addition, in order to address the entire market in the U.S., we will need to obtain approval for additional configurations of the platelet system, including triple dose collections and random donor platelets. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Our failure to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations could significantly limit product revenues from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available.

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

Our ability to commercialize pathogen reduced-cryoprecipitated fibrinogen complex and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced in the U.S. will initially be limited to the states of California, Texas, Louisiana, Wisconsin, and Florida. Our ability to sell this product in other states is dependent on the approval of manufacturing site BLAs by the FDA and we cannot be sure that the sites will receive such authorizations in a timely manner, if at all.

While we are working on implementing the infrastructure we believe will be necessary to market pathogen reduced-cryoprecipitated fibrinogen complex and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced directly to hospitals, we have no experience selling to hospitals nor do we have experience or expertise complying with regulations governing finished biologics. If we are unable to successfully market this product to hospitals or comply with such unique regulations, our ability to monetize and deliver such product will be negatively impacted. Certain hospitals that have in-house blood center capabilities and others may require that we sell them kits to all of them to self-produce IFC rather than purchase the product from one of our blood center manufacturing partners. This may cause conflict with our blood center manufacturing partners and our proposed go-to market approach of selling finished IFC to hospitals.

If the COVID-19 crisis persists or continues to worsen, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. Moreover, if hospitals are not able or willing to allow our employees to gain access to their facility or personnel, our ability to market and commercialize IFC directly to hospitals may be impaired and our results of operations negatively impacted.

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

We are subject to a number of laws that affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, healthcare providers or other potential purchasers of our products. These laws are often broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. For example, within the E.U., the control of unlawful marketing activities is a matter of national law and regulations in each of the member states. There are a variety of organizations and entities within E.U. member states which monitor perceived unlawful marketing activities. We could face civil, criminal and administrative sanctions if it is determined that we have breached our obligations in any E.U, member state in respect of our marketing activities. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

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

In addition, there has been a recent trend of increased U.S. federal, state and local regulation of payments and transfers of value provided to healthcare professionals or entities. Section 6002 of the ACA, known as the Physician Payments Sunshine Act, imposes annual reporting requirements on device manufacturers for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to the Centers for Medicare & Medicaid Services, or CMS, for payments and other transfers of value provided by them, directly or indirectly, to physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. Beginning in 2022, applicable manufacturers will also be required to report information related to payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in significant civil monetary penalties. Due to the difficulty in complying with the Physician Payments Sunshine Act, we cannot assure that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that we may fail to comply fully with one or more of these requirements.

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

In the U.S., the California Consumer Privacy Act of 2018, or CCPA, gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive details about how their personal information is used and shared. These create an additional burden on us, as do the restrictions on “sales” of personal information that allow Californians to opt-out of certain sharing of their personal information. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations and creates a private right of action for data breaches that is expected to increase data breach litigation. Similarly, the California Privacy Rights Act, or CPRA, when it becomes effective on January 1, 2023, will restrict use of certain categories of sensitive personal information; further restrict the use of cross-contextual advertising techniques; establish restrictions on the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines.

In the European Union, or E.U., the General Data Protection Regulation, or GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the E.U. and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. One of the mechanisms for transfers of personal data from Europe to the U.S., the EU-U.S. Privacy Shield Framework, was invalidated by the Court of Justice of the European Union in a July 2020 decision. The decision also called into question whether companies can lawfully use the European Commission’s Standard Contractual Clauses as a compliance mechanism for transfers of personal information from Europe to the United States or most other countries.

Further, the exit of the United Kingdom, or UK, from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the EU on January 1, 2020, subject to a transition period that ended December 31, 2020. The UK has implemented legislation similar to the GDPR (referred to as the “UK GDPR”), including the UK Data Protection Act, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following Brexit, including with respect to regulation of data transfers between EU member states and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated.

The CCPA, CPRA and similar laws in other states, GDPR and other international privacy laws have increased our responsibility and potential liability in relation to personal data that we process compared to prior law, including in clinical trials and employee data, and we may be required to put in place additional mechanisms to ensure compliance with these laws, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local courts and data protection authorities may have different interpretations of applicable law, leading to potential inconsistencies in application of these laws. If we are unable to implement sufficient safeguards to ensure that our transfers of personal information from Europe are lawful, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal information from Europe.

Complying with our obligations under applicable privacy laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other requirements relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulations, legislative actions or changes in interpretation of existing laws or regulations regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business.

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

Further, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, among other things, amended the intent requirements of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Moreover, while we do not submit claims and our customers make the ultimate decision on how to submit claims, from time-to-time, we may provide reimbursement guidance to our customers. If a government authority were to conclude that we provided improper advice to our customers or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities, including our relationships with healthcare providers and entities, including, but not limited to, hospitals, healthcare providers and our distributors, and certain sales and marketing practices, including the provision of certain items and services to our customers, could be subject to challenge under one or more of such laws.

To enforce compliance with the healthcare regulatory laws, federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which have led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. In addition, the scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. U.S. federal or state regulatory authorities might challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. Any U.S. federal or state or foreign regulatory review of us, regardless of the outcome, would be costly and time-consuming. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Additionally, we cannot predict the impact of any changes in these laws, whether or not retroactive. Compliance with these and other changing regulations will increase our costs and may require increasing management attention.

In addition, most of these laws apply to not only the actions taken by us, but also actions taken by our distributors or other third-party agents. We have limited knowledge and control over the business practices of our distributors and agents, and we may face regulatory action against us as a result of their actions which could have a material adverse effect on our reputation, business, results of operations and financial condition.

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

There have been executive, judicial and Congressional challenges to numerous provisions of the ACA. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform efforts of the Biden administration will impact ACA and our business. The implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

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

More recently, there has been heightened governmental scrutiny in the U.S. to control the rising cost of healthcare. For example, such scrutiny has resulted in several recent congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to pricing and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of President Trump’s importation executive order, which directed HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and make other changes allowing for personal importation of drugs from Canada. The FDA final rule provides guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. State legislatures are also increasingly passing legislation and implementing regulations designed to control the cost of healthcare, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action, particularly as a result of the new presidential administration. We expect that additional U.S federal and state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system will come from our agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $223.5 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has exercised approximately $126.5 million under the base period of the agreement and associated options. Accordingly, our ability to receive any of the unexercised $97.0 million in additional funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. In addition, activities covered under the base period and exercised options may ultimately cost more than is covered by the BARDA contract and will likely require a longer performance period to complete than is remaining on our agreement; if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. For instance, our RedeS and ReCePI studies, which are being funded as part of our agreement with BARDA, have in the past and may again be temporarily suspended at some of our hospital clinical sites and blood centers producing INTERCEPT-treated red blood cells as a result of the COVID-19 pandemic. In addition, the studies are being conducted in areas that are also subject to disruption due to severe weather such as flooding or hurricane. The uncertainty regarding the duration of the COVID-19 pandemic, and its impact on participating blood centers, hospitals and their patients, severe weather or other natural disaster impacts to sites enrolling our clinical trials may all negatively impact our ability to complete our clinical trials. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreement, our ability to meet the anticipated milestones may be impaired. There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended for existing exercised options or through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. While BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. This in turn would impair our ability to complete ongoing studies or commence new studies.

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

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in certain regions. We rely on these distributors to obtain and maintain any necessary in-country regulatory approvals, as well as market and sell the

INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. Generally, our distribution agreements require distributors to purchase minimum quantities in a given year over the term of the agreement. Failure by our distributors to meet these minimum purchase obligations may impact our financial results. In addition, failure by our distributors to provide an accurate forecast impacts our ability to predict the timing of product revenue and our ability to accurately forecast our product supply needs. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. For example, our distributors may fail to sell product inventory they have purchased from us to end customers or may sell competing products ahead of or in conjunction with INTERCEPT. In addition, initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. We have a finite number of illuminators that can be produced under the current approved configuration before a redesigned and approved illuminator is available. Should we sell illuminators to distributors or other customers without follow-on purchases of disposable kits, our product revenue potential will be impaired. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Further, we have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. In addition, although our agreements with our distributors generally require compliance with local anti-corruption laws, the U.S. Foreign Corrupt Practices Act, and other local and international regulations, we have limited ability to control the actions of our distributors to ensure they are in compliance. Noncompliance by a distributor could expose us to civil or criminal liability, fines and/or prohibitions on selling our products in certain countries.

Currently, a fairly concentrated number of distributors make up a significant portion of our product revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In the past, we have experienced weaker than expected growth due to declining performance by certain of our distributors. Periodically, we transition certain territories to new distribution partners or our direct sales force where we believe we can improve performance relative to the distributor. Because new distribution partners or our direct sales force may have limited experience marketing and selling our products in certain territories, or at all, we cannot be certain that they will perform better than the predecessor distributor. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. Termination, loss of exclusivity or transitioning from these distributors may require us to negotiate a transfer of the applicable regulatory approvals to us or new distributors which may be difficult to do in a timely manner, or at all. We expect that our product revenue will be adversely impacted with the loss or transition of one or more of these distributors. If we choose to terminate distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all or that the distributor will honor its outstanding commitments to us. In addition, terminated distributors may own illuminators placed at customer sites and may necessitate us to repurchase those devices or require end-user customers to purchase new devices from us. Additionally, we may need terminated distributors to cooperate with us or a new distributor in transitioning sub-distributor relationships and contracts, hospital contracts, public tenders, or regulatory certificates or licenses held in their name. These factors may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. As we service end-user accounts directly rather than through distributors, we incur additional expense, our working capital is negatively impacted due to longer periods from cash collection from direct sales customers when compared to the timing of cash collection from our former distribution partners and we may be exposed to additional complexity including local statutory and tax compliance. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors are responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results. Furthermore, there have been and may continue to be local or regional restrictions on travel due to the COVID-19 crisis, which could impact our distributors or our ability to service customers in the field should issues arise. In certain cases where a terminated distributor holds title to illuminators placed in the field, we may choose to buy back the illuminators from the distributor to ensure continuity of service to those customers. If this were to occur, our recognizable revenue would be negatively impacted.

Our manufacturing supply chain exposes us to significant risks.

We do not own our own manufacturing facilities, but rather manufacture our products using a number of third-party suppliers, many of whom are our sole suppliers for the particular product or component that we procure. We rely on various contracts and our relationships with these suppliers to ensure that the sourced products are manufactured in sufficient quantities, timely, to our exact specifications and at prices we agree upon with the supplier. The price that we pay to some of our suppliers is dependent on the volume of products or components that we order. If we are unable to meet the volume tiers that afford the most favorable pricing, our gross margins will be negatively impacted. Until we either expand the number of manufacturing partners producing IFC for us, or our manufacturing partners for IFC receive approval of their BLAs, we are reliant on the manufacturing partners in the states in which they are located to maintain their licenses to manufacture IFC, manufacture such products in accordance with the applicable specifications and deliver products timely to our hospital customers. In addition, our blood center manufacturing partners for IFC may not be able to produce a sufficient quantity of IFC to meet customer demand. Accordingly, we may choose to sell INTERCEPT for cryoprecipitation disposable kits to blood centers that are not manufacturing IFC for us. Certain hospitals that have in-house blood center capabilities and others may require that we sell them kits to all them to self-produce IFC rather than purchase the product from one of our blood center manufacturing partners. This may cause conflict with our blood center manufacturing partners and our proposed go-to market approach of selling finished IFC directly to hospitals.

Additionally, because IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced are products derived from our INTERCEPT Blood System for plasma, any supply disruptions or failures that could impact our plasma system will have a negative direct impact on the production of IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced.

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

We also have contracts with other third-party suppliers, including Ash Stevens for the manufacture of amotosalen, our proprietary compound for reducing pathogens that is used in our platelet and plasma systems; Purolite, Lonza, and separately, Porex, for the manufacture of components of the compound adsorption devices used in our platelet and plasma systems; and Nova for the manufacture of illuminators and certain components of the INTERCEPT Blood System. These independent suppliers are currently our sole qualified suppliers for such components and products.

Our manufacturing and supply agreement with Ash Stevens continues until December 31, 2021, and will continue to automatically renew thereafter for periods of two years each, but may be terminated by Ash Stevens provided that Ash Stevens notifies us in writing at least two years in advance. We have not been notified by Ash Stevens of their intention to terminate the agreement.

In April 2017, we entered into an amended and restated manufacturing and supply agreement with Porex for the continued supply of the compound adsorption devices. Porex is our sole supplier for certain components of and manufacturing of the compound adsorption devices. Under the amended and restated Porex agreement, we are no longer subject to a minimum annual purchase requirement; however, Porex has the right to terminate the agreement, upon 12 months’ prior written notice, if annual production falls below a mutually agreed threshold. The amended and restated Porex agreement was renewed as of January 1, 2020, for an additional two years. In December 2020, we reached agreement with Porex regarding pricing for 2021, consistent with the process set forth in the original agreement. In addition, we entered into an amended and restated supply agreement with Brotech Corporation d/b/a Purolite Company, or Purolite, for the supply of raw materials used to make the compound adsorption devices. The amended supply agreement expires in February 2023 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with Nova, which manufactures the current model of our illuminators, currently extends through September 2021 and is automatically renewable for successive one-year terms, unless either party gives written notice of non-renewal at least 12 months prior to the expiration of the then-existing term. In July 2021, we received notice from Nova that it does not intend to renew the agreement for an additional year. Nova is currently completing a last time build of our current model illuminator, which is being phased out of manufacture due to obsolescence of certain components. As a result, we do not intend to continue manufacturing the current model illuminator.

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

Nova is currently manufacturing illuminators to meet customer demand and maintain our own inventory levels. There is a finite number of illuminators that Nova can produce under the current approved configuration due to obsolescence of certain components. Until such time as we obtain approval for the redesigned illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. Subject to obsolescence, we may be required to identify and qualify replacement components for illuminators and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. We and our customers rely on the availability of spare parts to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts for the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. We are currently redesigning the illuminator which is expected to take several years. We will need to obtain regulatory approval for the redesigned illuminator before it can be commercialized in the U.S. or under CE Mark. Our failure to obtain regulatory approvals of a new illuminator could constrain our ability to penetrate our markets and may otherwise significantly limit product revenue from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive these approvals could reduce our sales and negatively impact our profitability potential and future growth prospects. Furthermore, we understand that components used in the illuminator are no longer commercially available beyond what we and Nova have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As with our disposable sets, if we conclude that supply of components or spare parts for the illuminators is uncertain, we may choose to purchase and maintain inventories of such components or spare parts, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient. We are and will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so. Software development is inherently risky and may be time consuming and costly.

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

We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may not receive timely or accurate demand information from distributors or direct customers, or may not accurately forecast demand ourselves for the INTERCEPT Blood System. Should actual demand for our products exceed our own forecasts or forecasts that customers provide, we may be unable to fulfill such orders timely, if at all. Should we be unable to fulfill demand, particularly if mandated by a public health authority or as included in the FDA platelet safety guidance document, our reputation and business prospects may be impaired. Further, certain distributors and customers require, and potential future distributors or customers may require, product with a minimum shelf life. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we choose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins. In order to meet minimum shelf-life requirements, we may need to manufacture sufficient product to meet estimated forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. Our platelet and plasma systems’ disposable kits have 18 to 24 months shelf lives from the date of manufacture. Should we change or modify any of our product configurations or components, such future configurations of our products may not achieve the same shelf life that existing products have. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. We have entered into certain public tenders, some of which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in penalty fees, permanent harm to our customer relations or loss of customers. In addition, certain large national prospective customers, like those in the U.K. or Japan, may choose to convert all of their operation to INTERCEPT. Should we or our suppliers encounter any manufacturing issues, we may not be able to satisfy all of the global demand or may have to allocate available product to certain customers which may force customers to adopt competing products, which could permanently impact our ability to convert those customers to INTERCEPT users and may negatively impact our customers operations and consequently, our competitive position and reputation. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient. Additionally, should we conclude that existing suppliers are not able to produce sufficient quantities to meet the demand for our products, we may choose to invest in manufacturing capacity at existing or new facilities with existing or new suppliers, which could be costly and disruptive to our management.

We currently have no experience with customer expectations regarding turnover or inventory levels of IFC held at either our blood center manufacturing partners or at the hospitals themselves. Our IFC product has a shelf life of five days from thaw before it expires. To mitigate product expiration, should hospitals require that we use a consigned inventory model whereby unused product at the hospital at expiration is replaced with fresh product at reduced to no cost to the hospital, we may need to keep additional inventory or manufacture IFC above levels generating an economic return.

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

With respect to the manufacture of our products, our third-party manufacturers source components and raw materials for the manufacture of the INTERCEPT processing sets. Certain of these components are no longer commercially available, are nearing end-of-life or are available only from a limited number of suppliers. We and our third-party manufacturers do not have guaranteed supply contracts with all of the raw material or component suppliers for our products, which magnify the risk of shortage and obsolescence and decreases our manufacturers’ ability to negotiate pricing with their suppliers. For example, a solvent used in the manufacture of a raw material for our plasma compound adsorption device may no longer be available. Although we have contracted with the manufacturer to produce a significant quantity of the existing material, we will need to qualify plastic beads produced with a new solvent prior to consuming available inventory levels. In any event, the amount of material is finite and we and our contract manufacturer may need to qualify an alternate solvent used in the manufacture of the raw material or build sufficient levels of inventory until we can redesign our products. If we are unable to use all of the raw material produced during the final production run, or if the final material produces suboptimal results, we may require customers to modify their operating practices, or run out of material before an alternate material can be qualified. Customers may object to changes in operating practices or changes to the instructions for use, and a potential negative impact on their operations as a result of the use of this material, could impair our reputation or customer acceptance of our products. Any shortage or obsolescence of raw materials, components or accessories or our inability to control costs associated with raw materials, components or accessories, could increase our costs to manufacture our products. Further, if any supplier to our third-party manufacturers is unwilling or unable to provide high quality raw materials in required quantities and at acceptable prices, our manufacturers may be unable to find alternative sources or may fail to find alternative suppliers at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Furthermore, we do not yet know whether or not certain components used by blood center operators or used in the production of INTERCEPT will comply with the new standards under the MDR. Failure to comply with the new standards timely may result in a disruption to blood center operations or the manufacture of the INTERCEPT Blood System. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer, we could experience cancellations of customer orders, refusal by customers to accept deliveries or a reduction in our prices and margins to the detriment of our financial performance and results of operations.

Risks Related to Our Financial Condition and Capital Requirements

We expect to continue to generate losses.

We may never achieve a profitable level of operations. Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have been approved in the U.S. only since December 2014 and are not approved in many countries around the world. Similarly, our PMA supplement for the INTERCEPT Blood System for Cryoprecipitation to produce IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced was approved in November 2020 in the U.S. and is not approved anywhere else in the world. We plan to begin selling IFC to hospital customers in a limited launch in the U.S. beginning in 2021. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales. At our present and expected 2021 sales levels of the platelet and plasma systems, and of IFC, our costs to manufacture, distribute, market, sell, support the systems and develop new products are and are expected to continue to be in excess of our product revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. To prepare for commercial launch of IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduce, we have begun to hire employees and are looking to retain additional contract resources to sell IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced directly to hospitals and may choose to sell INTERCEPT Blood System for Cryoprecipitation disposable kits to blood centers that are not contracted with us as manufacturing partners. We expect to incur additional research and development costs associated with the development of different configurations of existing product candidates and products and our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE Mark approval for our red blood cell system in Europe. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities. Presently, we anticipate that the stress of COVID-19 on healthcare systems around the globe may negatively impact our ability to conduct clinical trials in the near term due primarily to the lack of resources at clinical trial sites and the resulting challenge to enroll patients in these trials. For example, for a brief time, several of the hospital clinical trial sites for our RedeS and ReCePI studies suspended enrollment and several red blood cell production partners for the studies suspended production in order to conserve red blood cells to meet hospital demand during the pandemic. The timing of other planned clinical trials has also been delayed due to the pandemic. Many hospital sites have not yet resumed enrollment and those that have are proceeding at a reduced capacity. Further delays may recur in the future, if patient enrollment sites need to pause participation in our clinical trials and studies and we cannot be certain that further disruption due to the COVID-19 pandemic can be avoided.

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

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet and plasma systems and the anticipated launch of IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we may be required to conduct to satisfy regulators or achieve broader market acceptance, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our products, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our BARDA agreement, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our BARDA agreement and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our working capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. While our stated goal is to achieve profitability in the future, actual results may be different than our forecasted operating plan and may require that we make certain trade-offs to achieve the defined profitability metric in a timely manner. Such trade-offs may impact our commercial potential or result in deferrals in development activities. We cannot assure you that we will be able to achieve profitability over the course of our planning horizon or ever. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

While we expect to receive significant funding under our agreement with BARDA, our ability to obtain the funding we expect to receive under the agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under the agreement, including with respect to the conduct of the RedeS and ReCePI studies, enrollment for which have been suspended at many of the hospital sites due to the COVID-19 pandemic. Many hospital sites where enrollment was suspended have not yet resumed enrollment and those that have are proceeding at a reduced capacity. Accordingly, many of the activities expected by BARDA have been delayed and will require an extension of time under the contract to complete. Should BARDA disallow any extension, we will need to pay for the costs to complete the activities or stop pursuing them altogether. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs. This in turn would impair our ability to complete ongoing studies or commence new studies. In addition, if we are unable to generate sufficient prerequisite Phase 3 clinical data, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. While BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

As of June 30, 2021, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $64.0 million. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Term Loan Credit Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the Term Loan

Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement.

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

Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. These include those that are used directly by our operations and those used by critical service providers and suppliers, including our manufacturing partners. As use of information technology systems has increased, deliberate attacks, attempts to gain unauthorized access to computer systems and networks, and unintentional actions or inactions that expose us to security vulnerabilities and incidents have increased in frequency and sophistication. Our and our supplier’s information technology, systems and networks are potentially vulnerable to breakdown, ransomware, supply chain attacks, malicious intrusion and computer viruses which may result in the impairment of production and key business processes or loss of data or information. We and our suppliers are also potentially vulnerable to data security breaches-whether by (a) intentional or accidental or (b) employees or others-which may expose sensitive data to unauthorized persons. For example, we have in the past and may in the future be subject to “phishing” attacks in which third parties send emails purporting to be from reputable sources. Phishing attacks may attempt to obtain personal information, infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information. Although we have not experienced any losses as a result of such attacks or any other breaches of data security, such breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, distributors, customers and others.

We may be subject to contractual, regulatory, or legal requirements that obligate us to use industry-standard or reasonable security measures to safeguard personal information. A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages, and in some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches.

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

We know that certain of our suppliers have been successfully attacked by certain malware aimed at extracting a ransom. Should such ransomware breaches occur in the future, production may be impacted, information infiltrated or other records and information compromised or lost. Breaches and other inappropriate access can be difficult to detect and any delay in identifying them could increase their harm. While we have implemented security measures designed to protect our data security and information technology systems, such measures may not prevent such events. Notifications and follow-up actions related to a security breach of one of our suppliers could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs.

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

Our ability to use our federal and state net operating loss, or NOL, carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards (if any), and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, U.S. federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic NOL and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being utilized to reduce future income tax liabilities. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example,

California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

The sales of our products in Europe and the Commonwealth of Independent States, or CIS, countries are denominated in Euros and other non-U.S. currencies. As a result, we are exposed to foreign exchange risk, and our results of operations have been and will continue to be impacted by fluctuations in the exchange rate between the U.S. dollar and other currencies, in particular the Euro. In addition, there have been concerns for the overall stability and suitability of the Euro as a single currency given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of Eurozone countries, the withdrawal of, or the announcement of the withdrawal of, one or more member countries from the E.U. following the United Kingdom’s, or U.K.’s, withdrawal from the E.U., or the failure of the Euro as a common European currency or an otherwise diminished value of the Euro could materially and adversely affect our product revenue. In certain territories that we currently sell into, a devaluation of local currency against the U.S. Dollar is occurring and is making purchase of our products more expensive for customers. Should this persist or worsen, customers may not be able to afford purchasing our Euro or U.S. Dollar priced products, or we may choose to lower prices to those customers which would negatively impact our results of operations.

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

Effective as of August 6, 2021, our Board of Directors, or the Board, upon the recommendation of the Nominating and Corporate Governance Committee of the Board, elected Ann Lucena to the Board and the Audit Committee of the Board. Ms. Lucena will serve in the class of directors whose term of office expires at our 2023 annual meeting of stockholders and until her successor is duly elected and qualified, or until her earlier death, resignation or removal. Ms. Lucena currently serves as Chief Executive Officer of San Ramon Regional Medical Center.

Pursuant to our Amended and Restated Non-Employee Director Compensation Policy, adopted by the Board on February 22, 2021, or the Director Policy, as a non-employee member of the Board, Ms. Lucena is entitled to receive an annual cash retainer in the amount of $45,000 for her service as a Board member and $13,000 for her service on the Audit Committee, each paid in quarterly installments and pro-rated based on the number of days Ms. Lucena will serve on the Board for the first quarter in which she provides service. As a non-employee director, Ms. Lucena is not entitled to perquisites or retirement benefits.

In connection with her election, Ms. Lucena will receive an initial stock option grant under our Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan, and pursuant to the Director Policy for the number of shares of our common stock equal to (i) $131,250, divided by (ii) the Black-Scholes value of a stock option share, determined using the average daily closing sales price per share of our common stock for the thirty (30) market trading days immediately prior to the grant date, or the Average 30-Day Price, with the resulting number rounded down to the nearest whole share, with such stock option vesting in three (3) equal annual installments following the date of grant, subject to Ms. Lucena’s continued service on the Board. Ms. Lucena will also receive a restricted stock unit award, or RSU, for the number of shares of our common stock equal to (i) $131,250, divided by (ii) the Average 30-Day Price, with the resulting number rounded down to the nearest whole share, with such RSU vesting in three (3) annual installments following the date of grant, also subject to Ms. Lucena’s continued service on the Board.

Ms. Lucena will automatically receive pursuant to the Director Policy an option to purchase the number of shares of our common stock, or the Annual Option, equal to (i) $87,500, divided by (ii) the Black-Scholes value of a stock option share, determined using the Average 30-Day Price, with the resulting number rounded down to the nearest whole share, and an RSU, or the Annual RSU, for the number of shares of our common stock equal to (x) $87,500, divided by (y) the Average 30-Day Price, with the resulting number rounded down to the nearest whole share, on the date of each annual meeting of our stockholders if she has been a member of the Board for at least twelve (12) months prior to the date of the applicable annual meeting and is serving as a non-employee director as of such date. The Annual Option will vest, in full, on the later of the first anniversary of the grant date, or the day prior to the next annual meeting, subject to her continuous service through the applicable vesting date. The Annual RSU will vest 100% upon the later of the first anniversary of the grant date, or the day prior to the next annual meeting, subject to her continuous service through the applicable vesting date. Annual equity grants under the Director Policy are non-discretionary. All options granted pursuant to the Director Policy have a term of ten years, have an exercise price equal to 100% of the fair market value of our common stock on the date of grant and are subject to the terms of the 2008 Plan. In the event of a “change in control,” as defined by the 2008 Plan, all outstanding equity held by Ms. Lucena will become fully vested immediately prior to such change in control event, subject to Ms. Lucena’s “continuous service,” as defined by the 2008 Plan, at such time.

In connection with Ms. Lucena’s election to the Board, she has entered into our standard indemnity agreement for our directors and officers, which requires us to indemnify Ms. Lucena, under the circumstances and to the extent provided for therein, against certain expenses and other amounts incurred by Ms. Lucena as a result of being made a party to certain actions, suits, proceedings and the like by reason of her position as a Board member.

ITEM 6.	EXHIBITS
Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

10.1*	Amended and Restated 2008 Equity Incentive Plan, effective June 2, 2021.
10.2*	Amended and Restated Non-Employee Director Compensation Policy, effective February 22, 2021.
31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (5)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Compensatory plan.
(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
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

CERUS CORPORATION

Date: August 3, 2021	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)