Form 10-Q
period 2021-09-30
CERUS CORP
filed 2021-11-02
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 21, 2021, there were 172,266,380 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,460	$36,594
Short-term investments	41,501	97,000
Accounts receivable	22,439	21,166
Current inventories, net	29,420	23,254
Prepaid and other current assets	6,232	5,417
Total current assets	178,052	183,431
Non-current assets:
Property and equipment, net	12,684	13,867
Operating lease right-of-use assets	12,409	13,122
Goodwill	1,316	1,316
Restricted cash	2,278	2,309
Other assets	12,207	7,370
Total assets	$218,946	$221,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,187	$24,213
Accrued liabilities	26,184	24,753
Debt – current	9,986	8,516
Operating lease liabilities – current	1,616	1,915
Deferred product revenue	744	577
Total current liabilities	64,717	59,974
Non-current liabilities:
Debt – non-current	54,675	39,588
Operating lease liabilities – non-current	16,079	16,873
Other non-current liabilities	2,400	1,174
Total liabilities	137,871	117,609
Stockholders' equity:
Common stock	172	168
Additional paid-in capital	1,034,945	1,012,932
Accumulated other comprehensive income	181	674
Accumulated deficit	(955,223)	(909,968)
Total Cerus Corporation stockholders' equity	80,075	103,806
Noncontrolling interest	1,000	—
Total liabilities and stockholders' equity	$218,946	$221,415

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product revenue	$36,131	$23,607	$90,994	$63,721
Cost of product revenue	17,582	10,953	44,000	28,978
Gross profit on product revenue	18,549	12,654	46,994	34,743
Government contract revenue	5,970	5,584	18,436	16,938
Operating expenses:
Research and development	15,288	15,921	48,119	47,349
Selling, general and administrative	20,357	16,299	59,285	48,324
Total operating expenses	35,645	32,220	107,404	95,673
Loss from operations	(11,126)	(13,982)	(41,974)	(43,992)
Non-operating expense, net:
Foreign exchange (loss) gain	(164)	490	(442)	540
Interest expense	(1,279)	(930)	(3,589)	(2,794)
Other income, net	205	351	998	962
Total non-operating expense, net	(1,238)	(89)	(3,033)	(1,292)
Loss before income taxes	(12,364)	(14,071)	(45,007)	(45,284)
Provision for income taxes	73	68	248	192
Net loss	(12,437)	(14,139)	(45,255)	(45,476)
Net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Cerus Corporation	$(12,437)	$(14,139)	$(45,255)	$(45,476)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.07)	$(0.08)	$(0.27)	$(0.28)
Weighted average shares outstanding:
Basic and diluted	171,904	166,572	170,666	162,800

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(12,437)	$(14,139)	$(45,255)	$(45,476)
Other comprehensive (loss) income
Unrealized (losses) gains on available-for-sale investments, net of taxes	(136)	(218)	(493)	793
Comprehensive loss	(12,573)	(14,357)	(45,748)	(44,683)
Comprehensive loss attributable to noncontrolling interest	—	—	—	—
Total comprehensive loss attributable to Cerus Corporation	$(12,573)	$(14,357)	$(45,748)	$(44,683)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balances as of December 31, 2020	168,170	$168	$1,012,932	$674	$(909,968)	$—	$103,806
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	2,621	—	1,171	—	—	—	1,171
Stock-based compensation	—	—	5,333	—	—	—	5,333
Other comprehensive loss	—	—	—	(218)	—	—	(218)
Net loss	—	—	—	—	(17,457)	—	(17,457)
Balances as of March 31, 2021	170,791	168	1,019,436	456	(927,425)		92,635
Issuance of common stock from exercise of stock options and vesting of restricted stock units	781	4	1,290	—	—	—	1,294
Stock-based compensation	—	—	5,808	—	—	—	5,808
Other comprehensive loss	—	—	—	(139)	—	—	(139)
Net loss	—	—	—	—	(15,361)	—	(15,361)
Balances as of June 30, 2021	171,572	172	1,026,534	317	(942,786)		84,237
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	684	—	2,519	—	—	—	2,519
Stock-based compensation	—	—	5,892	—	—	—	5,892
Other comprehensive loss	—	—	—	(136)	—	—	(136)
Equity contribution from noncontrolling interest	—	—	—	—	—	1,000	1,000
Net loss	—	—	—	—	(12,437)	—	(12,437)
Balances as of September 30, 2021	172,256	$172	$1,034,945	$181	$(955,223)	$1,000	$81,075

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balances as of December 31, 2019	144,291	$144	$906,905	$114	$(850,111)		$57,052
Issuance of common stock from public offerings, net of offering costs	17,867	18	67,094	—	—	—	67,112
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	1,803	2	1,191	—	—	—	1,193
Stock-based compensation	—	—	3,754	—	—	—	3,754
Other comprehensive loss	—	—	—	(237)	—	—	(237)
Net loss	—	—	—	—	(16,466)	—	(16,466)
Balances as of March 31, 2020	163,961	164	978,944	(123)	(866,577)	—	112,408
Issuance of common stock from public offering, net of offering costs	1,471	1	9,428	—	—	—	9,429
Issuance of common stock from exercise of stock options and vesting of restricted stock units	580	1	1,604	—	—	—	1,605
Stock-based compensation	—	—	4,706	—	—	—	4,706
Other comprehensive income	—	—	—	1,248	—	—	1,248
Net loss	—	—	—	—	(14,871)	—	(14,871)
Balances as of June 30, 2020	166,012	166	994,682	1,125	(881,448)	—	114,525
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	1,062	1	4,220	—	—	—	4,221
Stock-based compensation	—	—	4,846	—	—	—	4,846
Other comprehensive loss	—	—	—	(218)	—	—	(218)
Net loss	—	—	—	—	(14,139)	—	(14,139)
Balances as of September 30, 2020	167,074	$167	$1,003,748	$907	$(895,587)	$—	$109,235

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net loss	$(45,255)	$(45,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,336	2,298
Stock-based compensation	17,033	13,306
Non-cash operating lease cost	1,061	1,009
Changes in valuation of warrant investment	(485)	—
(Gain) loss on sale of available-for-sale securities	(28)	256
Unrealized gain on investments	(242)	—
Non-cash interest expense	780	358
Foreign currency remeasurement loss (gain)	386	(524)
Changes in operating assets and liabilities:
Accounts receivable	(1,688)	553
Inventories	(12,130)	(75)
Other assets	2,009	89
Accounts payable	2,497	(2,703)
Accrued liabilities and other non-current liabilities	859	(1,992)
Deferred product revenue	167	(9)
Net cash used in operating activities	(32,700)	(32,910)
Investing activities
Capital expenditures	(446)	(1,149)
Purchases of investments	(2,132)	(94,028)
Proceeds from maturities and sale of investments	55,556	38,017
Net cash provided by (used in) investing activities	52,978	(57,160)
Financing activities
Net proceeds from equity incentives	5,085	6,984
Net (offering costs) proceeds from public offerings	(359)	76,547
Net proceeds (payments) on revolving line of credit	1,470	(35)
Proceeds from loans	15,000	—
Contribution from noncontrolling interest	1,000	—
Net cash provided by financing activities	22,196	83,496
Effect of exchange rates on cash, cash equivalents, and restricted cash	(639)	625
Net increase (decrease) in cash, cash equivalents and restricted cash	41,835	(5,949)
Cash, cash equivalents and restricted cash, beginning of period	38,903	37,421
Cash, cash equivalents and restricted cash, end of period	$80,738	$31,472

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation, its subsidiary, and its variable interest entity in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance, after elimination of all intercompany accounts and transactions (together with Cerus Corporation, hereinafter “Cerus” or the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any future periods.

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

Immaterial Correction of an Error

The Company determined the historical classification of the effects of foreign currency movements on the Company’s period-end foreign denominated cash balances was incorrectly presented as a component of the Company’s net cash used in operating activities as opposed to being presented separately as effect of exchange rates on cash. The Company determined that the impact of the error to previously issued financial statements was not material and have corrected the immaterial error in the comparative period within these financial statements. The impact of this correction for the nine months ended September 30, 2020, was an increase to net cash used in operating activities of $0.6 million with a corresponding amount presented separately as the effect of exchange rates on cash, cash equivalents, and restricted cash.

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

The Company’s main source of revenue is product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems” or “disposable kits”), UVA illumination devices (“illuminators”), INTERCEPT Fibrinogen Complex (“IFC”), spare parts and storage solutions, and maintenance services of illuminators. The Company sells its platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. The Company sells its IFC primarily to hospitals and blood banks. The Company uses a binding purchase order or signed sales contract as evidence of a contract and satisfaction of its policy. Generally, the Company’s sales contracts for disposable kits and illuminators with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. The contracts with customers can include various combinations of products, and to a lesser extent, services. The Company must determine whether products or services are capable of being distinct and accounted for as separate performance obligations, or are accounted for as a combined performance obligation. The Company must allocate the transaction price to each performance obligation on a relative SSP basis, and recognize the product revenue when the performance obligation is satisfied. The

Company determines the SSP by using the historical selling price of the products and services. If the amount of consideration in a contract is variable, the Company estimates the amount of variable consideration that should be included in the transaction price using the most likely amount method, to the extent it is probable that a significant future reversal of cumulative product revenue under the contract will not occur. Product revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those products or services. Product revenue from the sale of illuminators, disposable kits, IFC, spare parts and storage solutions are recognized upon the transfer of control of the products to the customer. Product revenue from maintenance services are recognized ratably on a straight-line basis over the term of maintenance as customers simultaneously consume and receive benefits. Freight costs charged to customers are recorded as a component of product revenue. Taxes that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such tax from product revenue.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product revenue:
North America	$20,860	$8,465	$45,171	$20,942
Europe, Middle East and Africa	14,965	14,527	44,473	41,210
Other	306	615	1,350	1,569
Total product revenue	$36,131	$23,607	$90,994	$63,721

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally requires payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration are estimated to be unconditional. The Company had no product revenue related contract assets at September 30, 2021 and December 31, 2020.

Contract liabilities mainly consist of deferred product revenue related to maintenance services, unshipped products, and uninstalled illuminators. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the contractual service period. The increase in the deferred product revenue balance as of September 30, 2021, is primarily driven by performance obligations not satisfied but invoiced as of September 30, 2021, offset by $0.5 million of product revenue recognized that were included in the deferred product revenue balance as of December 31, 2020.

The Company applies an optional exemption to not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.

Research and Development Expenses

Research and development (“R&D”) expenses are charged to expense when incurred, including cost incurred pursuant to the terms of the Company’s U.S. government contract. R&D expenses include salaries and related expenses for scientific and regulatory personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of R&D facilities, depreciation of equipment and external contract research expenses, including clinical trials, preclinical safety studies, other laboratory studies, process development and product manufacturing for research use.

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan's long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of September 30, 2021 and December 31, 2020, $1.0 million and $0.2 million, respectively, were included in Other assets, net, which represents the cash surrender value of the associated life insurance policies, and $1.1 million and $0.2 million, respectively, were included in other long-term liabilities, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in other income (expense), net, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of September 30, 2021 and December 31, 2020, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of September 30, 2021 and December 31, 2020, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At September 30, 2021, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers that accounted for more than 10% of the Company’s outstanding accounts receivable at both September 30, 2021 and December 31, 2020. These customers cumulatively represented approximately 61% and 51% of the Company’s outstanding trade receivables at September 30, 2021 and December 31, 2020, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At September 30, 2021 and December 31, 2020, inventory consisted of work-in-process and finished goods only. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 month shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. The Company maintains an inventory balance based on its current sales projections, and at each reporting period, the Company evaluates whether its work-in-process inventory would be sold to Fresenius for production within the next 12-month period and evaluates its finished units in order to sell to existing and prospective customers within the next 12-month period. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months with any amounts in excess of this 12 month rolling projection are classified as long-term within Other assets in the condensed consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as short-term or long-term. At September 30, 2021 and December 31, 2020, the Company classified its work-in-process and certain finished goods inventory as a component of inventory in Other assets on its condensed consolidated balance sheets based on its evaluation that the inventory would be converted to cash within each respective subsequent 12-month period.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded in “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At September 30, 2021 and December 31, 2020, the Company had $0.1 million and less than $0.1 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

Consolidated Variable Interest Entity

In February 2021, the Company entered into an Equity Joint Venture Contract with Shandong Zhongbaokang Medical Implements Co., Ltd. (“ZBK”), to establish Cerus Zhongbaokang (Shandong) Biomedical Co., LTD. (the “JV”) for the purpose of developing, obtaining regulatory approval for, and eventual manufacturing and commercialization of the INTERCEPT blood transfusion for platelets and red blood cells in the People’s Republic of China. The Company owns 51% of equity in the JV and consolidates the JV as it has determined that the investment is a variable interest entity (“VIE”) and that the Company is the primary beneficiary.

As of September 30, 2021, and for the three and nine months ended September 30, 2021, the Company contributed certain rights with zero recorded cost basis and recognized the $1.0 million equity funding contributed by ZBK as cash and as a component of NCI in the Stockholders’ equity section of the condensed consolidated balance sheets. Operating expenses for the JV were de minimis for all periods presented.

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns for years 2001 through 2020, California tax returns for years through 2020, and Netherlands tax returns for years 2017 through 2019 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a valuation allowance on substantially all of its net deferred tax assets.

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and nine months ended September 30, 2021 and 2020, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2021 and 2020 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average number of anti-dilutive potential shares:
Stock options	16,362	17,811	16,626	17,888
Restricted stock units	6,763	5,751	6,642	5,401
Employee stock purchase plan rights	34	75	123	16
Total	23,159	23,637	23,391	23,305

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at September 30, 2021 and December 31, 2020.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at September 30, 2021 (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$46,570	$—	$—	$—	$46,570
United States government agency securities	7,023	2	—	—	7,025
Corporate debt securities	34,297	183	(4)	—	34,476
Total available-for-sale securities	$87,890	$185	$(4)	$—	$88,071

The following is a summary of available-for-sale securities at December 31, 2020 (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$6,203	$—	$—	$—	$6,203
United States government agency securities	29,570	66	—	—	29,636
Corporate debt securities	66,756	611	(3)	—	67,364
Total available-for-sale securities	$102,529	$677	$(3)	$—	$103,203

Available-for-sale securities at September 30, 2021 and December 31, 2020, consisted of the following by contractual maturity (in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$77,745	$77,869	$64,857	$65,117
Greater than one year and less than five years	10,145	10,202	37,672	38,086
Total available-for-sale securities	$87,890	$88,071	$102,529	$103,203

The following table shows all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$5,092	$(4)	$—	$—	$5,092	$(4)

	December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$5,105	$(3)	$—	$—	$5,105	$(3)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and nine months ended September 30, 2021 and 2020, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The Company recorded zero and less than $0.1 million of gross realized gains from the sale or maturity of available-for-sale investments during the nine months ended September 30, 2021 and 2020, respectively. The Company recorded zero and $0.3 million of gross realized losses from the sale or maturity of available-for-sale investments during the nine months ended September 30, 2021 and 2020, respectively.

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

To estimate the fair value of Level 2 debt securities as of September 30, 2021, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

To estimate the fair value of the Company’s Level 3 warrant investments as of September 30, 2021, the Company uses a standard Black-Scholes option pricing model, using a class volatility consistent with the seniority and preference rights of the underlying preferred stock. Key assumptions used in the valuation include the privately held company’s preferred stock price, warrant exercise price, equity volatility, expected term of warrant, risk-free interest rates, and details specific to the warrant. The Company recognizes the changes in the fair value of this warrant in “Other income, net” on the Company’s condensed consolidated statements of operations.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at September 30, 2021 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$46,570	$46,570	$—	$—
United States government agency securities	Short-term investments	7,025	—	7,025	—
Corporate debt securities	Short-term investments	34,476	—	34,476	—
Total short-term investments		88,071	46,570	41,501	—
Warrants	Other assets	907	—	—	907
Total financial assets		$88,978	$46,570	$41,501	$907

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2020 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$6,203	$6,203	$—	$—
United States government agency securities	Short-term investments	30,683	—	30,683	—
Corporate debt securities	Short-term investments	66,317	—	66,317	—
Total financial assets		103,203	6,203	97,000	—
Warrants	Other assets	422	—	—	422
Total financial assets		$103,625	$6,203	$97,000	$422

The Company did not have any transfers among fair value measurement levels during the three and nine months ended September 30, 2021 and 2020.

The following table provides a summary of the total gain recognized in the Company’s condensed consolidated statements of operations due to changes in the fair value of the warrant (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Gain from changes in the fair value of level 3 investments	$83	$—	$485	$—

Note 3. Inventories, net

Inventories, net at September 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Work-in-process	$11,938	$5,097
Finished goods	23,418	18,157
Total inventories	35,356	23,254
Less: non-current inventories	5,936	-
Total current inventories	$29,420	$23,254

Non-current inventories, which primarily consists of work-in-process, is included in Other assets in the condensed consolidated balance sheets.

Note 4. Accrued Liabilities

Accrued liabilities at September 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation and related costs	$14,908	$15,999
Accrued professional services	3,573	3,020
Accrued development costs	2,710	1,237
Other accrued expenses	4,993	4,497
Total accrued liabilities	$26,184	$24,753

Note 5. Debt

Debt at September 30, 2021, consisted of the following (in thousands):

	September 30, 2021
	Principal	Unamortized Discount	Total
Term Loan Credit Agreement	$55,000	$(325)	$54,675
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$55,000	$(325)	$54,675

Debt at December 31, 2020, consisted of the following (in thousands):

	December 31, 2020
	Principal	Unamortized Discount	Net Carrying Value
Term Loan Agreement	$40,000	$(412)	$39,588
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$40,000	$(412)	$39,588

Principal, interest and fee payments on Term Loan Credit Agreement at September 30, 2021, are expected to be as follows (in thousands):

Year ended September 30,	Principal	Interest and Fees	Total
2021 (remainder)	—	1,043	1,043
2022	—	4,182	4,182
2023	41,250	3,134	44,384
2024	13,750	1,826	15,576
Total	$55,000	$10,185	$65,185

Loan Agreements

On March 29, 2019, the Company entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) with MidCap Financial Trust (“MidCap”) to borrow up to $70 million in three tranches (collectively “2019 Term Loan”), with a maturity date of March 1, 2024. The first advance of $40.0 million (“Tranche 1”) was drawn by the Company on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under a prior loan agreement. The second advance of $15.0 million (“Tranche 2”) was drawn by the Company on March 29, 2021. The third advance of $15.0 million (“Tranche 3”) is available to be drawn by the Company through December 31, 2021. The borrowings under the 2019 Term Loan bears interest at the sum of a fixed percentage spread and the greater of (i) 1.8% or (ii) one month LIBOR. At September 30, 2021, the effective interest rate on the Term Loan was approximately 7.50%. All three tranches require interest-only payments through March 1, 2023, followed by 12 months of payments with interest and equal payment of principal. Prepayments of the 2019 Term Loan under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary of the applicable funding date, at which time there is no early termination fee. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company. The Company uses effective interest method to recognize the final payment over the term of the debt.

The Company also maintains a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) with MidCap. The borrowing limit under the Revolving Loan Credit Agreement is $10.0 million. The amount borrowed under the Revolving Loan Credit Agreement can be increased, upon request by the Company, by up to an additional $10.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Revolving Loan Credit Agreement has a maturity date of March 1, 2024. Amounts drawn under the Revolving Loan Credit Agreement bear interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one-month LIBOR. There are also fractional fees based on the amounts either drawn or undrawn. If the Revolving Loan Credit Agreement is terminated before maturity or the funding obligation is permanently reduced, there are termination fees which decline each anniversary until the third anniversary, at which time there is no termination fee. As of September 30, 2021 and December 31, 2020, the Company had borrowed $10.0 million and $8.5 million under the Revolving Loan Credit Agreement, respectively, which is included in “Debt – current” in the Company’s condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at September 30, 2021. Additionally, both agreements are secured by substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

Nine Months Ended
(in thousands)	September 30, 2021
Cash payments for operating leases	$2,605
Right-of-use assets obtained in exchange for operating lease obligations	132

September 30, 2021
Weighted-average remaining lease term	7.8 years
Weighted-average discount rate	8.9%

Future minimum non-cancelable payments under operating leases as of September 30, 2021, were as follows (in thousands):

Operating Leases
2021 (remainder)	$830
2022	3,134
2023	2,981
2024	2,769
2025	2,733
Thereafter	13,337
Total future lease payments	25,784
Less imputed interest	8,089
Present value of lease liabilities	$17,695

The operating lease expense for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$780	$846	$2,425	$2,509

As of September 30, 2021, the Company had no leases that have not yet commenced.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of September 30, 2021, the Company had $19.1 million of short-term purchase commitments and $2.8 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

Note 7. Stockholders’ Equity

Common Stock

In June 2021, the Company’s stockholders approved a certificate of amendment of the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of common stock from 225 million shares to 400 million shares.

Sales Agreement

On December 11, 2020, the Company entered into the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (each a “Sales Agent” and collectively, the “Sales Agents”), under which the Company may issue and sell from time to time up to $100.0 million of the Company’s common stock through or to the Sales Agents, as sales agent or principal. Under the Sales Agreement, each Sales Agent receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of the Company’s common stock. The issuance and sale of these shares by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the nine months ended September 30, 2021, no shares of the Company’s common stock were sold under the Sales Agreement.

Note 8. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. At September 30, 2021, the Company had 1.6 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock or cash awards granted under the Amended 2008 Plan are limited to either 500,000 shares of common stock or $1.0 million per recipient per calendar year. At September 30, 2021, 659,000 performance-based stock awards were outstanding.

At September 30, 2021, the Company had approximately 33.7 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 16.1 million shares and 6.7 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 10.9 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balances at December 31, 2020	16,306	$4.71
Granted	1,475	6.40
Exercised	(1,563)	3.46
Forfeited/canceled	(133)	5.94
Balances at September 30, 2021	16,085	4.97

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balances at December 31, 2020	5,739	$5.24
Granted (1)	3,793	6.46
Vested (1)	(2,513)	5.23
Forfeited	(295)	5.97
Balances at September 30, 2021	6,724	5.90
(1)	Includes shares issuable under performance-based restricted stock unit awards.

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

Note 9. Income Taxes

The Company recorded income tax expense of $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2021, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2020, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary.

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

The Supply Agreement also required the Company to make payments to support certain projects Fresenius has performed and will perform on behalf of the Company related to certain R&D activities and manufacturing efficiency activities for which certain assets have been established in the Company’s condensed consolidated balance sheets. The manufacturing efficiency asset is expensed on a straight-line basis over the life of the Supply Agreement to cost of product revenue. The prepaid asset related to amounts paid up front for the R&D activities to be conducted by Fresenius on behalf of the Company is expensed over the period which such activities occur. The following table summarizes the amounts of prepaid R&D asset and manufacturing efficiency asset at September 30, 2021 and December 31, 2020 (in thousands).

	September 30, 2021	December 31, 2020
Prepaid R&D asset – current (1)	$262	$—
Prepaid R&D asset – non-current (2)	430	2,088
Manufacturing efficiency asset (2)	1,703	1,104
(1)	Included in “Prepaid and other current assets” in the Company's condensed consolidated balance sheets.
(2)	Included in “Other assets” in the Company's condensed consolidated balance sheets.

The initial term of the Supply Agreement extends through July 1, 2025 (the “Initial Term”) and is automatically renewed thereafter for additional two-year terms (each, a “Renewal Term”), subject to termination by either party upon (i) two years written notice prior to the expiration of the Initial Term or (ii) one year written notice prior to the expiration of any Renewal Term.

The Company made payments to Fresenius of $18.8 million and $8.0 million relating to the manufacturing of the Company’s products during the three months ended September 30, 2021 and 2020, respectively, and $41.0 million and $22.5 million during the  nine months ended September 30, 2021 and 2020, respectively. The following table summarizes the amounts of the Company’s payables to and receivables from Fresenius at September 30, 2021 and December 31, 2020 (in thousands).

	September 30, 2021	December 31, 2020
Payables to Fresenius (1)	$12,761	$13,838
Non-trade receivables from Fresenius (2)	2,662	2,380
(1)	Included in “Accounts Payable” and “Accrued Liabilities” in the Company's condensed consolidated balance sheets.
(2)	Included in “Other current assets” in the Company's condensed consolidated balance sheets.

Government contracts

In June 2016, the Company entered into an agreement with Biomedical Advanced Research and Development Authority (“BARDA”) to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In June 2021, BARDA committed an additional $9.6 million raising the committed funding to up to $126.5 million as of September 30, 2021, and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $223.5 million through December 31, 2023. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company is responsible for co-investment of $5.0 million and would be responsible for an additional $9.6 million, if certain Option Periods are exercised. Through September 30, 2021, the Company has incurred approximately $3.1 million related to the co-investment. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

As of September 30, 2021 and December 31, 2020, $4.8 million and $4.6 million, respectively, were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

In September 2020, the Company entered into a five-year agreement with the U.S. Food and Drug Administration for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total potential contract value is $11.1 million. As of September 30, 2021 and December 31, 2020, $0.2 million and less than $0.1 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to FDA.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and nine months ended September 30, 2021 (in percentage):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
American Red Cross	35%	20%	28%	19%
Établissement Français du Sang	16%	24%	18%	23%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may occur in future periods.

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

•	our ability to successfully commercialize INTERCEPT Fibrinogen Complex, or IFC, and pathogen reduced cryoprecipitate-poor plasma;
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

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System. Our INTERCEPT Blood System is intended for use with blood components and certain of their derivatives, including plasma, platelets, and red blood cells. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received CE Marks and U.S. Food and Drug Administration, or FDA, approval and are being marketed and sold in a number of countries around the world. Additionally, in November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation, which uses our plasma system to produce IFC and its derivative product, pathogen reduced plasma, cryoprecipitate reduced. IFC is indicated for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. We currently sell both the platelet and plasma systems using our direct sales force and through distributors and plan to sell IFC directly to hospital customers in the U.S. using a direct sales force, though we may in the future sell INTERCEPT Blood System for Cryoprecipitation disposable kits to strategic blood centers that are not manufacturing partners for our distribution and sale of IFC.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application for CE Mark approval of the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and as of June 2021, we have completed the resubmission of our application under the new European Medical Device Regulation, or MDR. We do not expect an approval decision for the next twelve months, if ever. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. Due to the COVID-19 pandemic, many of the hospital sites conducting our RedeS and ReCePI studies suspended enrollment to focus on their response to the pandemic. Should the COVID-19 pandemic persist or heighten, we could see renewed or further delays to trial enrollment. In addition, we will need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. We also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA. There can be no assurance that we will be able to successfully complete any such in vitro studies, nor can there be any assurance that we will successfully complete our Phase 3 trial in chronic anemia patients. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. We must demonstrate an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice and ISO standards for the manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system. The requirements apply to all suppliers providing raw materials, active ingredients, intermediates and final product. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval, even if limited to a target patient population having chronic anemia and, we may need to generate additional safety data from commercial use in order to achieve broader market acceptance. In addition, these trials may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate equivalency of INTERCEPT-treated red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT-treated red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. As part of our development activities, we will need to successfully complete a number of in vitro studies prior to receiving any regulatory approvals in Europe and certain additional activities, including successfully completing the RedeS and ReCePI studies and an additional Phase 3 clinical trial for chronic anemia patients, including sickle-cell anemia patients, in the U.S., prior to receiving any regulatory approvals in the U.S. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment for the RedeS and ReCePI studies because of the COVID-19 pandemic or any other reason, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

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

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. In the three months ended September 30, 2021, we have started selling IFC primarily to hospitals. The INTERCEPT Blood System for Cryoprecipitation uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. We currently have agreements with certain blood center manufacturing partners and are actively working to identify additional partners to manufacture IFC. We are also working on implementing the infrastructure we believe will be necessary to market IFC directly to hospitals. Until our blood center manufacturing partners receive BLAs from the FDA, we will be limited to selling IFC in those states where our manufacturing partners are located. In addition, we may, in the future, sell the INTERCEPT Blood System for Cryoprecipitation disposable kits to strategic blood centers that are not our manufacturing partners for our distribution and sale of IFC. Accordingly, this dynamic may in turn create pricing pressures, distrust with our contracted blood center manufacturing partners and competition for hospital business.

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

Although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts continue to be largely focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet and plasma units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. In addition, to address the entire market in the U.S., customers will need to modify their operating practices, or we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. In September 2019, the FDA issued a final guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion.” At the time it was issued, this guidance document required all blood collection facilities to comply with the options available under the guidance document, which includes the INTERCEPT Blood System, for all platelet collections, no later than October 1, 2021. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customers with implementing the INTERCEPT Blood System, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. Hospitals in regions seeing a surge in COVID-19 cases may disallow access to their sites or personnel which will delay our ability to market and sell our products, including IFC. Should the COVID-19 pandemic persist or heighten, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they may have more familiarity.

Outside of the U.S., we recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the Commonwealth of Independent States, or CIS, and the Middle East. We utilize both our direct sales organization and regional distributors to market and sell our platelet and plasma systems in these international markets. Our commercial efforts outside the U.S. are focused on increasing market adoption with our existing customer relationships and building demand in new geographies.

Generally, we enter into customer agreements for a specified term and varying options or extensions beyond the initial term. We cannot assure that all customers will use our products at historical levels or at all since securing long-term purchase volume commitments is not always possible, given the unpredictable nature of blood collection and usage. We also cannot provide any assurance that we will be able to secure any subsequent contracts with our customers or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contracts.

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

Fresenius

Fresenius Kabi AG, or Fresenius, manufactures and supplies the platelet and plasma systems to us under a supply agreement, or the Supply Agreement. Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for our platelet, plasma and red blood cell systems. The Supply Agreement permits us to purchase platelet, plasma and red blood cell systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms are defined through 2021. In response to public health directives in France similar to local orders issued in the U.S. to respond to the COVID-19 pandemic, in 2020 Fresenius reconfigured production workflow to ensure employee safety and to comply with local requirements for social distancing and continues to operate under those local requirements. For a discussion of the risks presented to our supply chain by the COVID-19 pandemic, see “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

This agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of September 30, 2021, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $126.5 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $223.5 million through December 31, 2023. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. We are currently responsible for co-investment of approximately $5.0 million, and would be responsible for an additional $9.6 million, if certain additional Option Periods are exercised by BARDA. See Note 10, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with BARDA.

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

Results of Operations

Three and nine months ended September 30, 2021 and 2020

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Product revenue	$36,131	$23,607	$12,524	53%	$90,994	$63,721	$27,273	43%
Government contract revenue	5,970	5,584	386	7%	18,436	16,938	1,498	9%
Total revenue	$42,101	$29,191	$12,910	44%	$109,430	$80,659	$28,771	36%

Product revenue increased during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, primarily due to year-over-year sales volume growth in disposable platelet system kit sales in the U.S. Also contributing to the increases was a strengthened Euro compared to the U.S. dollar during the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020. We anticipate product revenue for INTERCEPT disposable kits will increase in future periods driven by the expected continued expansion of U.S. sales, increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway. In addition, we expect to see the impact of selling IFC to U.S. hospital customers as demand for our new IFC product increases in future periods. However, a deterioration of the Euro relative to the U.S. dollar has in the past, and could in the future, have a material impact on our product revenues, as a significant portion of our product revenue is expected to come from Euro denominated markets over the near term. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

Government contract revenue increased during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, primarily due to slightly increased activities under our government contracts, resulting from the reimbursement of the direct and indirect contract costs incurred under our government contracts. Given the ongoing effects that the COVID-19 pandemic has on our BARDA funded activities, we do not anticipate that government contracts revenue will materially change from historical trends.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Cost of product revenue	$17,582	$10,953	$6,629	61%	$44,000	$28,978	$15,022	52%

Cost of product revenue increased during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020. The increase was primarily due to increased sales, and the impact of foreign exchange rates.

Our gross margin on product sales was 51% during the three months ended September 30, 2021, compared to 54% during the three months ended September 30, 2020. Our gross margin on product sales was 52% during the nine months ended September 30, 2021, compared to 55% during the nine months ended September 30, 2020. The decrease in gross margin on product sales was primarily due to unfavorable product mix with U.S. customers primarily from platelet kits used to produce a single therapeutic dose which contribute to a lower gross margin percentage relative to platelet kits used to produce more than one therapeutic dose. Changes in our gross margin on product sales are affected by various factors, including the volume of product manufactured and the relative per unit pricing in our Supply Agreement with Fresenius, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which products are sold. We may encounter unforeseen manufacturing difficulties, including those related to the COVID-19 pandemic, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

We expect to build inventory levels that will be sufficient to meet forecasted demand. While our suppliers have initiated business continuity plans with minimal disruption to our supply, we cannot be certain that any prolonged, intensified or worsened effect from the COVID-19 pandemic would not impact our supply chain. At times, we may purchase quantities of materials, components or finished products that are expected to be on-hand for longer than one year. We may procure and carry this inventory to mitigate obsolescence, supply chain disruption and for business continuity reasons.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Research and development	$15,288	$15,921	$(633)	(4%)	$48,119	$47,349	$770	2%

Research and development expenses decreased during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the decreased costs for our red blood cell program related to the BARDA agreement. Research and development expenses increased during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to preliminary design efforts on our illuminator, increased costs associated with product enhancements and initiatives for expanded platelet label claims, and costs for our red blood cell program, inclusive of activities related to the BARDA agreement.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock-based compensation, expenses for our commercialization efforts in a number of countries around the world including those in U.S., Europe, the CIS, and the Middle East, Asia, Latin America, and expenses for accounting, tax, internal control, legal and facility and infrastructure related expenses, and insurance premiums.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Selling, general and administrative	$20,357	$16,299	$4,058	25%	$59,285	$48,324	$10,961	23%

Selling, general, and administrative expenses increased during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, primarily driven by stock-based and incentive compensation as well as investments associated with the commercial launch of IFC.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Foreign exchange gain (loss)	$(164)	$490	$(654)	(133%)	$(442)	$540	$(982)	(182%)
Interest expense	(1,279)	(930)	(349)	38%	(3,589)	(2,794)	(795)	28%
Other income, net	205	351	(146)	(42%)	998	962	36	4%
Total non-operating expense, net	$(1,238)	$(89)	$(1,149)	1,291%	$(3,033)	$(1,292)	$(1,741)	135%

Foreign Exchange Gain (Loss)

We had foreign exchange losses during the three and nine months ended September 30, 2021, compared to foreign exchange gains during the three and nine months ended September 30, 2020. The changes are primarily due to less favorable foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense increased during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, primarily due to the higher underlying balance per our Term Loan Agreement, Tranche 2, of $15.0 million drawn on March 29, 2021.

Other Income, Net

Other income, net decreased during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the decrease of interest income from our investments in marketable securities.   Other income, net remained relatively flat during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2021	2020	Change		2021	2020	Change
Provision for income taxes	$73	$68	$5	7%	$248	$192	$56	29%

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of September 30, 2021 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2021. As of September 30, 2021, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments, and to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of September 30, 2021 and December 31, 2020, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$78,460	$36,594
Short-term investments	41,501	97,000
Restricted cash	2,278	2,309
Total	$122,239	$135,903

Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of September 30, 2021 and December 31, 2020, we had the following indebtedness (in thousands):

	September 30, 2021	December 31, 2020
Debt – current	$9,986	$8,516
Debt – non-current	54,675	39,588
Total	$64,661	$48,104

Operating Activities

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(32,700)	$(32,910)

The net cash used in operating activities remained relatively flat and, in the current period, reflects increased product sales and underlying gross profit, revenue from our BARDA agreement and the timing of payments, partially offset by increased inventory build during the nine months ended September 30, 2021, compared to the same period in 2020. We expect to continue to make investments in inventory ahead of our future forecasted demand and to ensure component availability and mitigate obsolescence, if any.

Investing Activities

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Net cash provided by (used in) investing activities	$52,978	$(57,160)

The change period over period was primarily the result of higher proceeds from the maturity and sale of our investments to support operations, during the nine months ended September 30, 2021, as compared to higher purchases of investments during the nine months ended September 30, 2020, from the proceeds associated with our January 2020 public offering of our common stock.

Financing Activities

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Net cash provided by financing activities	$22,196	$83,496

The decrease in net cash provided by financing activities for the nine months ended September 30, 2021, was primarily due to the net proceeds of approximately $62.7 million received from our January 2020 public offering of our common stock, and proceeds of approximately $13.9 million received from the shares sold under the Amended Cantor Agreement during the nine months ended September 30, 2020. This was partially offset by borrowings under our Term Loan Credit Agreement of $15.0 million during the nine months ended September 30, 2021. See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information.

Working Capital

(in thousands)	September 30, 2021	December 31, 2020
Working capital	$113,335	$123,457

Working capital decreased as of September 30, 2021, compared to December 31, 2020, primarily due to continued overall use of cash from operations to support the increased costs associated with product enhancements, initiatives for expanded platelet label claims, preliminary design efforts on our illuminator, and investments associated with the commercial launch of IFC, offset by proceeds from increased product sales and collections, proceeds from the shares issuance in the prior year, and the proceeds from the borrowing under our Term Loan Credit Agreement, during the nine months ended September 30, 2021.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet and plasma systems and the commercial launch of IFC, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our government agreements, and costs related to creating, maintaining and defending our intellectual property. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations, if at all, and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with government contracts, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

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

While we expect to receive significant funding under our agreement with BARDA, our ability to obtain the funding we expect to receive under this agreement is subject to various risks and uncertainties, with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under this agreement, including with respect to the conduct of the RedeS and ReCePI studies, enrollment for which has been suspended or slowed at many of the hospital sites due to the COVID-19 pandemic. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. In addition, if we are unable to generate sufficient prerequisite Phase 3 clinical data, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. Furthermore, while BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Commitments and Off-Balance Sheet Arrangements

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Commitments

See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

See Note 6, Commitments and Contingencies, in Part I of this Quarterly Report on Form 10-Q for more information on the operating leases and purchase commitments.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three and nine months ended September 30, 2021 and 2020. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in Part I of this Quarterly Report on Form 10-Q for more information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2021, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended September 30, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we are currently deemed to be a critical business by national, state and local governments, out of an abundance of caution for our employees and to minimize the spread of COVID-19, we continue to have restrictions on working from our facilities in the United States and Europe. While travel for our employees has largely opened up, if mandatory stay-at-home orders are reinstated, we may again in the future need to restrict travel. These restrictions have negatively impacted and disrupted at least certain aspects of our business and delayed some of our timelines, including limiting our ability to support our global and domestic operations, and delaying our research and development initiatives. Vaccine distribution and availability has been uneven in certain regions of the U.S. and globally, which may have led to disparate reopenings and lifting of restrictions in affected regions. In regions that have begun to reopen, many of our hospital and blood bank customers continue to have requirements or restrictions on vendors and visitors meeting with their personnel in person. As a result, our ability to reinitiate sales and marketing efforts may be slower than expected or may require compliance with new credentialing certifications by our personnel. To the extent that our access to hospitals remains limited, our commercial and sales interactions with those hospitals and our ability to introduce the INTERCEPT Blood System, including INTERCEPT Fibrinogen Complex, or IFC, may be impaired. Moreover, the pandemic has severely restricted the level of economic activity in affected areas and may continue to adversely impact demand for, and sales of, our products. We have deferred certain of our customer events and many planned trade shows have been cancelled and we may further defer or cancel additional customer, employee or industry events, or our participation in such events, in the future. In addition, many new customers and prospective customers have been impacted by the COVID-19 pandemic and their ability to implement new technologies, including INTERCEPT, has and may continue to be negatively impacted. Conversely, during this pandemic, certain existing, new and prospective customers have and may continue to ask for increased utilization of our products beyond what was forecast, and we may not be able to timely satisfy this increase in demand. Customers whose operations have been impacted may have difficulty paying timely, may ask for price reductions or may delay or cancel public tenders. In addition, while our suppliers have initiated business continuity plans with minimal expected disruption to our supply, we cannot be certain that any prolonged, intensified or worsened effect from the pandemic including the impact of emerging variant strains of the COVID-19 virus would not negatively impact our supply chain. All of the aforementioned could adversely affect our sales, operating results and overall financial performance.

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

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, including any variants, and the extent and effectiveness of containment actions. While many of our employees have been vaccinated, we do not know if it will remain effective against further COVID-19 variants. In the event one or more of our laboratory employees is exposed to or becomes ill with COVID-19, our ability to complete research and development activities may be impaired and dependent studies and trials may be delayed as a result. We cannot guarantee that the resumption of these activities will be expeditious or that the resulting delays will not be for an extended period of time. Furthermore, if key deployment and/or technical service personnel are exposed to or become ill with COVID-19, our ability to effectively support our customers on a timely basis could be negatively impacted and our ability to support customers looking to implement INTERCEPT may be impaired.

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

We have invested a significant portion of our efforts and financial resources on the development of the INTERCEPT Blood System for platelets, plasma, and cryoprecipitation for the U.S. market. As a result, our business is substantially dependent on our ability to successfully commercialize the INTERCEPT Blood System in the U.S. in a timely manner. As of October 1, 2021, under the final guidance document issued by FDA, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion,” or the Final Guidance Document, all U.S. blood collection facilities must implement a strategy to enhance platelet safety using one of the options available under the Final Guidance Document, which includes the INTERCEPT Blood System. If we are unable to successfully support the commercialization of our platelet system to U.S. customers that have elected to use INTERCEPT, then those customers may be required to adopt alternative products in order to comply with the Final Guidance Document. Further, if we do not pursue or are otherwise not successful in expanding the label claims for our platelet kits in the U.S., including permitting storage of INTERCEPT-treated platelet units for up to seven days and approval of our processing set for triple dose platelet collections, U.S. blood centers may be required to change their operating practices to conform to our product specifications or they or their hospital customers may be required to elect more than one option under the Final Guidance Document in order to comply or may choose another option over INTERCEPT. Significant product revenue from customers in the U.S. may not occur timely, if at all, until we have been able to successfully implement the platelet and plasma systems and demonstrate that they are economical, safe and efficacious for potential customers. Similar to our experience in foreign jurisdictions, some potential customers in the U.S. have chosen to first validate our technology or conduct other pre-adoption activities prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. Further, new hospital customers of any of our blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. If the COVID-19 crisis persists or continues to worsen, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. Moreover, if hospitals are not able or willing to allow our employees to gain access to their facility or personnel, our ability to market and commercialize IFC directly to hospitals may be impaired and our results of operations negatively impacted. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial product revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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

The use of the platelet system results in some processing loss of platelets. As a result, customers or prospective customers may adopt alternative solutions if they perceive that:

•	the loss of platelets leads to increased costs, or the perception of increased costs for our customers,
•	the use of our product in any way constrains the availability of platelets due to platelet loss,
•	our customers or prospective customers believe that the loss of platelets reduces the efficacy of the transfusable unit, or
•	our process requires changes in blood center collection processes or clinical regimens to address platelet loss.

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

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of coverage and adequate reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. We understand that due to the COVID-19 pandemic, many hospitals are consolidating, are laying off workers or are filing for bankruptcy protection, and other hospitals may have such significant budget shortages that they unable to afford pathogen-reduced blood components. In addition, some hospitals are seeing such a high influx of COVID-19 cases, that, regardless of whether they have sufficient staff to handle the high case load, they may be unable or unwilling to allocate sufficient resources to implement a new technology such as INTERCEPT. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the federal and, in some cases, state levels, regulators, healthcare facilities and third-party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third-party payors for health care services and may never be covered. Even if we received national reimbursement for our products, we may not be able to convince blood center customers to change their operating practices and produce INTERCEPT-treated platelets and plasma. In the U.S., we obtained HCPCS reimbursement codes for hospital outpatient billing and payment of INTERCEPT-treated platelets and plasma in 2015, and for IFC and the derivative, pathogen-reduced plasma, cryoprecipitate reduced in 2021. We cannot guarantee that the HCPCS codes for our products will be assigned payment rates in amounts sufficient to cover the cost of our products to hospital customers. Two new ICD-10-PCS codes for IFC were granted in 2021, and in August 2021, the Centers for Medicare and Medicaid Services, or CMS, granted the NTAP for up to a maximum of $2,535 per patient receiving IFC in the hospital inpatient setting. The IFC NTAP became effective as of October 1, 2021. An NTAP is in addition to the MS-DRG-based reimbursement that hospitals receive and are reviewed by CMS on a yearly basis. We cannot guarantee that CMS will renew the NTAP designation in the future and if the NTAP is not renewed, the relevant MS-DRG may not fully cover the cost of IFC for hospital customers.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Even where our products receive regulatory approval and reimbursement is available, failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. We cannot guarantee the long-term volume or timing of commercial purchases that the American Red Cross may make, if any, under our agreement. Our ability to gain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT-treated blood components by the American Red Cross. The American Red Cross is a large organization and broad-based utilization of INTERCEPT and distribution of INTERCEPT-treated products may be concentrated in a limited number of centers or may occur slowly, if at all. Conversely, given the large relative size of the American Red Cross, should they deploy the technology rapidly, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. As of October 1, 2021, under the Final Guidance Document, all U.S. blood collection facilities must implement a strategy to enhance platelet safety using one of the options available under the Final Guidance Document, which includes the INTERCEPT Blood System. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner or have adequate resources to assist customer with implementing the INTERCEPT Blood System, U.S. blood centers may be forced to use alternate options allowed by the Final Guidance Document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. Hospitals in regions seeing a surge in COVID-19 cases may disallow access to their sites or personnel which will delay our ability to market and sell our products, including IFC. Also, if the COVID-19 crisis persists or continues to worsen, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. Similarly, if we do not pursue or are otherwise not successful in expanding the label claims for our platelet kits in the U.S., including permitting storage of INTERCEPT-treated platelet units for up to seven days and approval of our processing set for triple dose collections, U.S. blood centers or their hospital customers may need to change their operating practices to conform with our product specifications or may choose alternative products in order to comply with the FDA guidance document. In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other territories where we rely on CE Mark approval, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our product. The review period for a new MAA can be up to 12 months or longer following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our results of operations and financial results. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. Similar to the U.S., German blood centers will need to successfully market and sell to their hospital customers and understand and assist with the steps that are needed at the hospital level in Germany to administer pathogen-reduced platelets. Should German blood centers not adequately market and sell or assist their hospital customers or if hospitals object, or are slow implementing the steps needed to procure and administer pathogen reduced platelets, our market in Germany many be limited or be slow to realize acceptance.

In July 2017, we entered into new agreements with Établissement Français du Sang, or EFS, to supply illuminators and platelet and plasma disposable kits. The agreement for supply of illuminators and platelet disposable kits provided for a base term of two years, with two options for EFS to extend for one year each, both of which have been exercised by EFS. In January 2020, we entered into a new agreement with EFS to supply plasma disposable kits and maintenance services for illuminators for a base term of two years, with two options for EFS to extend for one year each. While EFS has standardized production of its platelets using the INTERCEPT Blood System, we cannot provide any assurance that the national deployment of INTERCEPT to treat platelets in France will be sustainable or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contract. If we are unable to continue to successfully support EFS’ national adoption of the INTERCEPT Blood System for Platelets, EFS’ use of the INTERCEPT Blood System for Plasma or the final commercial terms of any subsequent contract for platelet or plasma disposable kits are less favorable than the terms under our existing contracts, our financial results may be adversely impacted. Our contracts with EFS do not contain purchase volume commitments and as such, we may see variability in purchase levels or an altogether cessation. We understand that use of blood components may at times be negatively impacted due to the COVID-19 pandemic and the resulting deferrals of elective procedures requiring use of blood components, including those treated with INTERCEPT. This in turn, may negatively impact our potential product revenues from existing and prospective customers.

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

Our ability to generate significant product revenue from our platelet, plasma and cryoprecipitation systems depends in part on our ability to achieve market acceptance of, and to otherwise effectively market, our platelet, plasma, and cryoprecipitation systems in the U.S. Even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may provide adoption incentives in the future which may negatively impact our reported sales. We currently plan to sell IFC directly to hospitals. This is a new business model with which we have no experience. This new business model may contemplate the replacement of expired IFC with new units of IFC at no cost or a reduced cost. We have no experience selling products under this consignment model. The introduction of these new models of doing business require extensive training of our personnel and may lengthen the time it takes for this business unit to be fully operational. In addition, we may also sell the disposable kits related to the INTERCEPT Blood System for Cryoprecipitation directly to blood centers for the manufacture of IFC for their own account. As a result, we may be directly competing with these blood centers for the sale of IFC. These blood centers have more experience and existing contracts with hospitals and may be able to offer synergies that we cannot, each of which may negatively impact our ability to compete successfully. Successfully commercializing our products in the U.S. has taken more time than anticipated and has required us to continue to invest in commercialization efforts to build and maintain relationships, additional routine-use data and trust from the industry. We continue to need to attract, retain, train and support sales, marketing and scientific and hospital affairs personnel and other commercial talent. For example, we still need to attract and retain hospital affairs professionals to help educate hospitals and physicians on our products, clinical trial history and publications. Hospital affairs professionals are highly educated and trained professionals and the hiring and employment market for hospital affairs professionals is highly competitive. As such, we need to commit significant additional management and other resources in order to maintain and potentially expand our hospital affairs team and sales and marketing functions. We may be unable to develop and maintain adequate hospital affairs, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient resources to the advertising, promotion and sales efforts for the platelet, plasma or cryoprecipitation systems in the U.S. As a result of the COVID-19 crisis, we may continue to have difficulties recruiting, on-boarding and training new field-based personnel, or we may choose to defer recruiting for certain positions due to the ongoing pandemic. In addition, our field personnel, if available, may be unable to gain access to blood center or hospital accounts, which may limit our ability to effectively sell our products. If we are unable to develop and maintain an effective and qualified U.S. based commercial organization in a timely manner or at all, we may fail to realize the full sales potential of our commercial products in the U.S. In addition, in November 2020, we obtained approval for IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced, both of which are created through the use of the INTERCEPT Blood System for Cryoprecipitation, or the cryoprecipitation system. The cryoprecipitation system also uses treated plasma components from the INTERCEPT Blood System for plasma. We may seek additional approval of unique biological products created by use of the INTERCEPT Blood System in the future and may choose to sell these treated end products directly to hospitals using our commercial organization. While we are working on implementing the infrastructure we believe will be necessary to market the IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced directly to hospitals, we have no experience selling biological end products directly to hospitals, which may cause a distraction for our commercial organization or require us to supplement our commercial organization with new personnel with experience in selling products directly to hospitals. We may fail to develop or maintain an effective and qualified commercial infrastructure to serve these customers. Further, our blood center customers may view the sale of biologics directly to hospitals as a competitive threat, which may adversely affect our customer relationships, could negatively impact our business prospects and could result in loss of business and revenue. In addition, we may never achieve market acceptance and adoption of our newly approved IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced by U.S. hospitals to generate product revenue sufficient to cover its costs.

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

We understand that several third-party manufacturers of pooling sets are planning to discontinue producing pooling sets due to the requirement to comply under the new MDR. Our customers’ ability to use our INTERCEPT products may be impaired should manufacturers of those products cease production or if our customers are unable to find an alternate pooling set meeting their quality and production requirement for their production of INTERECEPT-treated blood components. In addition, should other manufacturers of collection devices, compatible assays and blood bags, pooling sets or platelet additive solutions fail to obtain or maintain regulatory approval, including the MDR, experience unexpected production disruption, or decide to cease distribution of those respective products to customers and prospective customers, or prohibitively increase costs, our ability to sell the INTERCEPT Blood System may be impaired and acceptance in the marketplace could be harmed.

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. Customers will either need to break down such donations to volumes and doses compatible with our products or we would need to develop future configurations of the platelet system to treat platelet donations with such processing parameters. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. While we are seeking to generate acceptable data for Amicus collected platelets stored in 100% plasma, we cannot assure you that the data will be acceptable to the FDA or that we will receive timely approval, if ever. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. Should we decide not to pursue or otherwise fail to obtain FDA and foreign regulatory approvals of any new configurations, our ability to generate product revenue from sales of the platelet system may be impaired. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product and maintain an adequate concentration for a triple therapeutic dose. In any event, delays in receipt or failure to receive approval could reduce our sales and negatively impact our profitability potential and future growth prospects. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology before we have received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available. The COVID-19 pandemic has delayed certain product configuration activities, including extended storage platelets for the U.S. market and data generation for a platelet set used to treat and provide three therapeutic doses from a single platelet donor in the U.S. Should our efforts or ability to generate the aforementioned data needed for licensure be deferred or proven unobtainable, customers and prospective customers in the U.S. may need to modify their operating practices to conform to our product specification or may choose to implement other acceptable alternatives in order to comply with the Final Guidance Document. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. These development activities will increase our costs significantly and may not be successful. We may need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Delays in obtaining any future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our product revenue and potential future profitability.

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

If any additional product candidates receive approval for commercial sale in the U.S., or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require one or more post-approval clinical or in vitro studies as a condition of approval, such as the post-approval clinical study we are conducting in connection with the approval of the platelet system and the additional post-approval study that we are required to conduct on recovery and survival of platelets suspended in 100% plasma in connection with the expanded label claim that we received for the platelet system. Each of these studies and any additional studies that the FDA may require could involve significant expense and may require us to secure adequate funding to complete. In addition, enrollment of post-marketing studies may be difficult to complete timely if customers of blood centers are reluctant to accept conventional, non-INTERCEPT-treated products once INTERCEPT products become available to them. Other regulatory authorities outside of the U.S. may also require post-marketing studies. Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action. Under the Final Guidance Document, our INTERCEPT Blood System for platelets is an approved option for blood centers to meet the guidance document requirements. However, we do not have approved label claims for all platelet processing standards or storage claims supporting transfusion of INTERCEPT-treated platelets out to seven days. Our inability to meet such operational or processing constraints may impair our potential results permanently or until we are able to obtain such claims, or customers may choose alternative options to comply with the Final Guidance Document. We may be unable to subsequently convert blood centers to INTERCEPT Blood System for platelets which would limit our market potential. If the COVID-19 crisis persists or continues to worsen, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they have more familiarity. Moreover, if hospitals are not able or willing to allow our employees to gain access to their facility or personnel, our ability to market and commercialize IFC directly to hospitals may be impaired and our results of operations negatively impacted. Outside the U.S., regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to CE Mark documentation, countries outside the E.U. may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require in-country clinical trial data, among other requirements, or that our products be widely adopted commercially in Europe and the U.S., or may delay such approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the U.S., Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products and the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. In Germany, blood centers need to obtain marketing authorizations before they can submit for reimbursement or sell to hospitals. Significant product changes or changes in the way customers use our products may require amendments or supplemental approvals to licenses already obtained. Blood centers that do submit applications, supplements or amendments for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

Red Blood Cell System

While we are in the process of submitting for CE Mark approval of our red blood cell system, it has not been approved or commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary regulatory approvals for the product. Final development of the red blood cell system may never occur and failure can occur any time during the process. Any failure or delay in completing the development activities for the red blood cell system would prevent or delay its commercialization, which could materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system. Many of the factors described above that can contribute to the failure or delay of a clinical trial could impact the trials we conduct for our red blood cell system. Even if we are successful in earlier clinical trials, the results of those early trials may not be predictive of results obtained in later and larger clinical trials of the red blood cell system or the results of routine use if we are able to commercialize the red blood cell system. In those cases, the FDA or foreign regulatory agencies may require us to conduct additional clinical trials or further studies or analysis which may be costly and time-consuming. Furthermore, regulators may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far and submitted for CE Mark approval does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations, other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies may require us to perform additional clinical trials before approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure or the failure of our product manufacturers to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process. We must be able to demonstrate stability of our active compounds manufactured under cGMP which meets release specifications. We have not been able to demonstrate that our product manufacturers or we are able to meet those requirements. If we are unable to demonstrate an ability to manufacture according to our specifications under cGMP with acceptable stability data, we may be unable to satisfy regulatory questions and requirements which could prevent or delay the potential approval of or our ability to commercialize the red blood cell system. In addition, existing lots of these red blood cell compounds manufactured under cGMP may be dispositioned by regulators or ourselves as unsuitable for clinical use which would impact our ability to produce INTERCEPT-treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our BARDA contract. Over the past few years, qualified and prospective suppliers of one of the key reagents used in our red blood cell system have declared bankruptcy. We recently qualified a different manufacturer to produce the key reagent compound for our red blood cell system beyond our existing inventory levels, although production is in much smaller batch sizes which may prove more costly. We recently learned that the qualified manufacturer of the key reagent has been purchased by a private-equity firm. We do not yet know what plans the new owner has for the reagent that we have qualified for use with our red blood cell system. We may pursue identification and qualification of another reagent supplier which may be costly, time consuming or unsuccessful. Other suppliers may become insolvent or file for bankruptcy, which would negatively impact our ability to produce our products or components to our products. Although we will try to identify and qualify alternate manufacturers, and negotiate new agreements on favorable terms, we may be unable to produce product or complete clinical studies on-time, if at all. We also understand that stricter regulations are being considered for certain raw materials used in our red blood cell processing sets, notably non-DEHP plastics. Should such regulations be enacted we may need to qualify alternate plastics which comply with the stricter regulations which may be costly and time consuming.

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

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for CE Mark approval of the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. Beyond our notified body, TUV, we will need to reach agreement with a competent authority to review and approve certain data in the CE Mark submission, before our red blood cell product can receive a CE Mark. The Irish Health Products Regulatory Authority, or HPRA, was selected as the competent authority for our red blood cell product and in preliminary meetings, HPRA agreed to review our MDD. We learned earlier this year that the HPRA declined to continue as the competent authority, due to their capacity constraints, for our red blood cell product MDR CE Mark. As such, we and our notified body, TUV, were required to find a different competent authority, other than the HPRA. We have since identified the Dutch competent authority, which does have capacity and has agreed to review our MDR application for our red blood cell product. Despite a target for a 210 day review, delays can occur due to clock stops for questions or work load for the competent authority. The timing of the ultimate approval decision still needs to be determined based on the questions and the timing of the responses, we do not expect to receive any regulatory approvals of our red blood cell system for at least twelve months, if ever. We do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to receive CE Mark approval, even if limited to a target patient population having chronic anemia. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We will likely need to generate additional safety and efficacy data in order to achieve broad label claim or market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. These data may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials. In addition, if we are unable to secure the full amount of funding contemplated by the BARDA agreement for any reason, or if the costs to complete the activities are more than allowed for by our BARDA agreement, our ability to complete the development activities required for potential licensure in the U.S. may require additional capital beyond that which we currently have, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system.

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

In 2006, we obtained a CE Mark approval from E.U. regulators for our plasma system under the MDD and have subsequently received periodic extensions in accordance with the five-year renewal schedule. In March 2020, we received an extension of the CE Mark approval to 2024, under the MDD. While we currently received an extension of registration under the MDD, we cannot assure you that our products will timely meet the requirements of the new MDR prior to the expiration of the MDD extension. We or our customers have received approval for the sale and/or use INTERCEPT-treated plasma within Europe in France, Switzerland, Germany and Austria. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our growth prospects would be materially and adversely impacted. We have recently learned that Swiss regulators will no longer accept CE Mark under the MDR for European Union based medical devices. We are currently in the process of completing the requirements to maintain regulatory approval of our products in Switzerland.

The FDA has approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in InterSol and 100% plasma in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and as an alternative to gamma irradiation for prevention of transfusion-associated graft versus host disease, or TA-GVHD. Additionally, the FDA approved the plasma system for ex vivo preparation of pathogen-reduced, whole blood derived or apheresis plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion and as an alternative to gamma irradiation for prevention of TA-GVHD. We have conducted and are conducting additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Should we decide not to pursue or otherwise fail to obtain any of these label expansion claims, our growth prospects may be materially and adversely affected.

As a condition to the initial FDA approval of the platelet system, we are required to submit data from a post-approval clinical study of the platelet system. We have recently completed this study, which met its intended endpoints. We have submitted the final report to the FDA. Following the FDA’s review of our final study results will inform us if we will be required to perform additional studies. Further, we are required to conduct a post-approval recovery and survival clinical study in connection with the label expansion approval for the use of the platelet system to treat platelets suspended in 100% plasma. Successful enrollment and completion of this additional study will also require that we identify and contract with hospitals that have the desire and ability to participate and contribute to the study in a timely manner and who are willing to purchase INTERCEPT-treated platelets from our blood center customers. Previously these studies and other studies had been delayed as a result of the COVID-19 pandemic and may be delayed in the future if the COVID-19 pandemic persists or continues to worsen. If we are unable to complete any required studies in a timely manner or at all, or the results of the studies reveal unacceptable safety risks, we could be required to perform additional studies, which may be costly. In addition, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. In addition, there is a risk that these studies will show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System.

INTERCEPT Blood System for Cryoprecipitation to Produce IFC and Pathogen Reduced Plasma, Cryoprecipitate Reduced

In November 2020, we obtained FDA approval of INTERCEPT Blood System for Cryoprecipitation to produce IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced. We have begun selling these new products in a limited launch to U.S. hospital customers. We can sell and deliver these new products only to hospital customers in the U.S. state of manufacture until our manufacturing partners receive approval of their manufacturing site Biologics License Applications, or BLAs. We cannot provide any assurance that our manufacturing partners will receive BLA approval from the FDA on a timely basis or at all. In addition, in order to market and sell IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced to hospital customers throughout the U.S., we will need to identify and validate additional manufacturing partners. We cannot guarantee that we will be able to successfully negotiate additional agreements with manufacturing partners on terms that are acceptable to us. If we are unable to obtain additional manufacturing partners, our ability to market and sell our new products outside of the states where we currently have manufacturing partners may be severely curtailed or limited. IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced are products derived from our INTERCEPT Blood System for plasma. As such, any supply disruptions or failures that could impact our plasma system will have a direct negative impact on the production of IFC and its derivative product, pathogen reduced plasma, cryoprecipitate reduced. Such supply disruptions could negatively impact our ability to fulfill customer orders, which will have an adverse effect on our business reputation and the successful introduction and adoption of our new products. Further, unless or until we negotiate committed volume purchase agreements with our customers, we can provide no assurance that sales of our new IFC product will occur in consistent or predictable manner.

Post-Marketing Approval

We are also required to comply with applicable FDA and other regulatory requirements now that we have obtained approval for the INTERCEPT Blood System for platelets, plasma and cryoprecipitation. These requirements relate to, among other things, labeling, packaging, storage, advertising, promotion, record-keeping and reporting of safety and other information. In addition, our manufacturers and their facilities are required to comply with extensive FDA and foreign regulatory agency requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to cGMP and current QSR requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections. We understand that the manufacturing facility which produces our platelet and plasma systems will be audited by the FDA in the near term. We and our contract manufacturers will need to satisfactorily resolve and comply with adverse findings of the audit, if any. Complying with and resolving any audit findings may result in additional costs, changes to our manufacturers’ quality management systems or both. Failure to timely resolve and comply to audit findings, if any, may result in enforcement actions and may result in a disruption to the supply of our products. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are required to report certain adverse events and production problems, if any, to the FDA and foreign regulatory authorities, when applicable, and must additionally comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or a violation or any other federal or state law that applies to us, such as laws prohibiting false claims for reimbursement. Any enforcement action brought by a federal, state or foreign authority could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, administrative burdens, and diminished profits and future earnings. In addition, our reputation could be damaged and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-

label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend, divert our management’s attention, result in substantial damage awards against us and harm our reputation. Regulatory authorities may also challenge the classification of our approvals for our products.

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

In order to be used in clinical studies or sold in the U.S., our products are required to be manufactured in FDA-approved facilities. If any of our suppliers fail to comply with FDA’s cGMP regulations or otherwise fail to maintain FDA approval, we may be required to identify an alternate supplier for our products or components. Our products are complex and difficult to manufacture. Finding alternate facilities and obtaining FDA approval for the manufacture of the INTERCEPT Blood System at such facilities would be costly and time-consuming and would negatively impact our ability to generate product revenue from the sale of our platelet, plasma or cryoprecipitation system in the U.S. and achieve operating profitability. Our red blood cell system also needs to be manufactured in FDA-approved facilities, several of which, are not currently FDA-approved. Failure of our suppliers to meet cGMP regulations and failure to obtain or maintain FDA approval will negatively impact our ability to achieve FDA approval for our red blood cell system or may require that we identify, qualify and contract with alternative suppliers, if they are available, which would be time consuming, costly and result in further approval delays.

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

Any modifications to the platelet, plasma or cryoprecipitation systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires approval of a new premarket approval application, or PMA, or PMA supplement. Further, any modification to our plasma system may have an impact on the cryoprecipitation system, which may similarly require approval of a new PMA Supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new submissions or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, we are redesigning the illuminators used in the platelet and plasma systems and may need to further redesign the illuminator. We will need to obtain regulatory approval of any future redesign of the illuminator before it can be commercialized in the U.S. or under CE Mark. Currently, we do not yet know what data regulators will required from the redesigned illuminator. Generating data from the new illuminator may be time consuming and expensive. Furthermore, any delays in transitioning from development effort to commercial manufacturing may cause delays in our ability to obtain approval, commercialize or both. In addition, we understand that a solvent used to make the plastic beads in our plasma compound adsorption devices is no longer available. Although we have contracted with the manufacturer to produce a significant quantity of the existing material, we will need to qualify plastic beads produced with a new solvent prior to consuming available inventory levels. In addition, in order to address the entire market in the U.S., customers will need to change their operating practices to conform to our product specifications or we will need to obtain approval for additional configurations of the platelet system, including storage of INTERCEPT-treated platelets for up to seven days, triple dose collections and random donor platelets. Our approved labels from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. Such discrepant collection methodologies and storage solutions and conditions also exist for red blood cells. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. We have conducted and may conduct additional in vitro studies for our platelet system to potentially expand our label claims to include, among others, platelets collected from pooled random donors, storage of INTERCEPT-treated platelets for up to seven days rather than five days, and a new processing set for triple dose collections. Should we decide not to pursue or otherwise fail to obtain FDA and foreign regulatory approvals of new platelet and plasma product configurations, our product revenues from sales of the platelet and plasma systems may be impaired. In any event, delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales and negatively impact our profitability potential and future growth prospects. In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions, including the option of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available.

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
•

enter into and maintain sufficient manufacturing arrangements for the U.S. market with our third-party manufacturers of the IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced;

•	support blood center manufacturing partners in obtaining biologic license applications (BLAs) for interstate commerce;
•

create market demand through our education, marketing and sales activities, including the ability to demonstrate to the transfusion community and other health care constituencies that pathogen reduction, including IFC for the treatment and control of bleeding, and the INTERCEPT Blood System is safe, effective and cost effective;

•	hire, train, deploy, support and maintain a qualified U.S.-based commercial organization and field sales force;
•	comply with requirements established by the FDA, including post-marketing requirements and label restrictions; and
•	comply with other U.S. healthcare regulatory requirements.

Our ability to commercialize IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced in the U.S. will initially be limited to the states of California, Texas, Louisiana, Wisconsin, and Florida. Our ability to sell this product in other states is dependent on the approval of manufacturing site BLAs by the FDA and we cannot be sure that the sites will receive such authorizations in a timely manner, if at all.

While we are working on implementing the infrastructure we believe will be necessary to market IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced directly to hospitals, we have no experience selling to hospitals nor do we have experience or expertise complying with regulations governing finished biologics. If we are unable to successfully market this product to hospitals or comply with such unique regulations, our ability to monetize and deliver such product will be negatively impacted. Certain hospitals that have in-house blood center capabilities and others may require that we sell them kits to self-produce IFC rather than purchase the product from one of our blood center manufacturing partners. This may cause conflict with our blood center manufacturing partners and our proposed go-to market approach of selling finished IFC to hospitals.

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

In early 2021, we entered into an Equity Joint Venture Contract and separately, a License Agreement, with Shandong Zhongbaokang Medical Implements Co., Ltd. under which we have formed a joint venture with the intent to develop and commercialize blood transfusion products to enhance blood safety in the Peoples Republic of China. While the enforcement and defense of intellectual property rights in China has improved in recent years, there remain areas of concern that subject our business to risk. Our inability to adequately enforce or protect our intellectual property rights to INTERCEPT in China could adversely impact our potential commercial success, as further described below in “Risks Related to Our Intellectual Property.” Furthermore, our involvement in the joint venture may be a distraction for our management and impair our ability to successfully and timely manage our other operations. Additionally, the operations of the joint venture may require capital infusion from us and we may never see a return from our investment in the joint venture. As such, we must be able to reasonably ensure that our internal control over financial reporting would detect a material misstatement in the joint venture’s operations or financial results. We have no experience designing and maintaining effective internal control over financial reporting for joint ventures or for economic entities in China. Failure to adequately maintain an effective internal control structure over the joint venture’s financial results may result in significant deficiencies or material weaknesses in our internal control over financial reporting, which could result in a material misstatement of our condensed consolidated financial statements and/or our failure to meet our public reporting obligations.

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

In addition, there has been a recent trend of increased U.S. federal, state and local regulation of payments and transfers of value provided to healthcare professionals or entities. Section 6002 of the ACA, known as the Physician Payments Sunshine Act, imposes annual reporting requirements on device manufacturers for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to CMS for payments and other transfers of value provided by them, directly or indirectly, to physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. Beginning in 2022, applicable manufacturers will also be required to report information related to payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in significant civil monetary penalties. Due to the difficulty in complying with the Physician Payments Sunshine Act, we cannot assure that we will successfully report all payments and transfers of value provided by us, and any failure to comply could result in significant fines and penalties. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that we may fail to comply fully with one or more of these requirements.

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

Further, the exit of the United Kingdom, or UK, from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the EU on January 1, 2020, subject to a transition period that ended December 31, 2020. The UK has implemented legislation similar to the GDPR, the UK GDPR, including the UK Data Protection Act, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following Brexit, including with respect to regulation of data transfers between EU member states and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated.

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

More recently, there has been heightened governmental scrutiny in the U.S. to control the rising cost of healthcare. For example, such scrutiny has resulted in several recent congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to pricing and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of President Trump’s importation executive order, which directed the Department of Health and Human Services, or HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and make other changes allowing for personal importation of drugs from Canada. The FDA final rule provides guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. State legislatures are also increasingly passing legislation and implementing regulations designed to control the cost of healthcare, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

Currently, a fairly concentrated number of distributors make up a significant portion of our product revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In the past, we have experienced weaker than expected growth due to declining performance by certain of our distributors. Periodically, we transition certain territories to new distribution partners or our direct sales force where we believe we can improve performance relative to the distributor. Because new distribution partners or our direct sales force may have limited experience marketing and selling our products in certain territories, or at all, we cannot be certain that they will perform better than the predecessor distributor. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. Termination, loss of exclusivity or transitioning from these distributors may require us to negotiate a transfer of the applicable regulatory approvals to us or new distributors which may be difficult to do in a timely manner, or at all. We expect that our product revenue will be adversely impacted with the loss or transition of one or more of these distributors. If we choose to terminate distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all or that the distributor will honor its outstanding commitments to us. In addition, terminated distributors may own illuminators placed at customer sites and may necessitate us to repurchase those devices or require end-user customers to purchase new devices from us. Additionally, we may need terminated distributors to cooperate with us or a new distributor in transitioning sub-distributor relationships and contracts, hospital contracts, public tenders, or regulatory certificates or licenses held in their name. These factors may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. As we service end-user accounts directly rather than through distributors, we incur additional expense, our working capital is negatively impacted due to longer periods from cash collection from direct sales customers when compared to the timing of cash collection from our former distribution partners and we may be exposed to additional complexity including local statutory and tax compliance. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors are responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results. Furthermore, there have been and may continue to be local or regional restrictions on travel due to the COVID-19 crisis, which could impact our distributors or our ability to service customers in the field should issues arise. In certain cases where a terminated distributor holds title to illuminators placed in the field, we may choose to buy back the illuminators from the distributor to ensure continuity of service to those customers. If this were to occur, our recognizable product revenue would be negatively impacted.

Our manufacturing supply chain exposes us to significant risks.

We do not own our own manufacturing facilities, but rather manufacture our products using a number of third-party suppliers, many of whom are our sole suppliers for the particular product or component that we procure. We rely on various contracts and our relationships with these suppliers to ensure that the sourced products are manufactured in sufficient quantities, timely, to our exact specifications and at prices we agree upon with the supplier. The price that we pay to some of our suppliers is dependent on the volume of products or components that we order. If we are unable to meet the volume tiers that afford the most favorable pricing, our gross margins will be negatively impacted. Until we either expand the number of manufacturing partners producing IFC for us, or our manufacturing partners for IFC receive approval of their BLAs, we are reliant on the manufacturing partners in the states in which they are located to maintain their licenses to manufacture IFC, manufacture such products in accordance with the applicable specifications and deliver products timely to our hospital customers. In addition, our blood center manufacturing partners for IFC may not be able to produce a sufficient quantity of IFC to meet customer demand. Accordingly, we may choose to sell INTERCEPT for cryoprecipitation disposable kits to blood centers that are not manufacturing IFC for us. Certain hospitals that have in-house blood center capabilities and others may require that we sell them kits to self-produce IFC rather than purchase the product from one of our blood center manufacturing partners. This may cause conflict with our blood center manufacturing partners and our proposed go-to market approach of selling finished IFC directly to hospitals.

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

In April 2017, we entered into an amended and restated manufacturing and supply agreement with Porex for the continued supply of the compound adsorption devices. Porex is our sole supplier for certain components of and manufacturing of the compound adsorption devices. Under the amended and restated Porex agreement, we are no longer subject to a minimum annual purchase requirement; however, Porex has the right to terminate the agreement, upon 12 months’ prior written notice, if annual production falls below a mutually agreed threshold. The amended and restated Porex agreement was renewed as of January 1, 2020, for an additional two years. In December 2020, we reached agreement with Porex regarding pricing for 2021, consistent with the process set forth in the original agreement and will need to reach agreement on subsequent pricing going forward. In addition, we entered into an amended and restated supply agreement with Brotech Corporation d/b/a Purolite Company, or Purolite, for the supply of raw materials used to make the compound adsorption devices. The amended supply agreement expires in February 2023 and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap. Our agreement with Nova, which manufactures the current model of our illuminators, will expire in September 2022. Nova is currently completing a last time build of our current model illuminator, which is being phased out of manufacture due to obsolescence of certain components. As a result, we do not intend to continue manufacturing the current model illuminator.

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. In addition, given our recent rapid growth and potential for continued or even accelerated growth, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits may fully utilize the production capacity of our third-party manufacturer(s). As a result, we may need to allocate manufacturing resources such that our supply and mix of platelet kits or plasma kits could be adversely impacted. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. In addition, while our suppliers have initiated business continuity plans with minimal disruption to our supply, we cannot be certain that any prolonged, intensified, worsened, or recurring effect from the COVID-19 pandemic would not impact our supply chain. Although we are actively evaluating alternate suppliers and additional sites within our existing supplier’s networks for certain components, we do not have qualified additional sites or suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

Nova is currently manufacturing illuminators to meet customer demand and maintain our own inventory levels. There is a finite number of illuminators that Nova can produce under the current approved configuration due to obsolescence of certain components. Until such time as we obtain approval for the redesigned illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. Subject to obsolescence, we may be required to identify and qualify replacement components for illuminators and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. We and our customers rely on the availability of spare parts to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts for the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. We are currently redesigning the illuminator which is expected to take several years. We will need to obtain regulatory approval for the redesigned illuminator before it can be commercialized in the U.S. or under CE Mark. Our failure to obtain regulatory approvals of a new illuminator could constrain our ability to penetrate or service our markets and may otherwise significantly limit product revenue from sales of the platelet and plasma systems. In any event, delays in receipt or failure to receive these approvals or increased costs associated with mitigating any delays could reduce our sales and negatively impact our profitability potential and future growth prospects. Furthermore, we understand that components used in the illuminator are no longer commercially available beyond what we and Nova have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As with our disposable sets, if we conclude that supply of components or spare parts for the illuminators is uncertain, we may choose to purchase and maintain inventories of such components or spare parts, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient. We are and will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so. Software development is inherently risky and may be time consuming and costly.

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

In the event of a failure by Fresenius or other manufacturers to perform their obligations to supply kits, or components of the INTERCEPT Blood System to us, damages recoverable by us may be insufficient to compensate us for the full loss of business opportunity. Many of our supply agreements contain limitations on incidental and consequential damages that we may recover. A supplier’s potential liability in the event of non-performance may not be sufficient to compel the supplier to continue to act in conformity with our agreements. Our product supply chain requires us to purchase certain components in minimum quantities and may result in a production cycle of more than one year. Significant disruptions to any of the steps in our supply chain process may result in longer productions cycles which could lead to inefficient use of cash or may impair our ability to supply customers with product.

We may encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, we may not receive timely or accurate demand information from distributors or direct customers, or may not accurately forecast demand ourselves for the INTERCEPT Blood System. Should actual demand for our products exceed our own forecasts or forecasts that customers provide, we may be unable to fulfill such orders timely, if at all. Should we be unable to fulfill demand, particularly if mandated by a public health authority or as included in the Final Guidance Document for the U.S., our reputation and business prospects may be impaired. Further, certain distributors and customers require, and potential future distributors or customers may require, product with a minimum shelf life. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we choose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins. In order to meet minimum shelf-life requirements, we may need to manufacture sufficient product to meet estimated forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. Our platelet and plasma systems’ disposable kits have 18 to 24 months shelf lives from the date of manufacture. Should we change or modify any of our product configurations or components, such future configurations of our products may not achieve the same shelf life that existing products have. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. We have entered into certain public tenders, some of which call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in penalty fees, permanent harm to our customer relations or loss of customers. In addition, certain large national prospective customers, like those in the U.K. or Japan, may choose to convert all of their operation to INTERCEPT. Should we or our suppliers encounter any manufacturing issues, we may not be able to satisfy all of the global demand or may have to allocate available product to certain customers which may force customers to adopt competing products, which could permanently impact our ability to convert those customers to INTERCEPT users and may negatively impact our customers operations and consequently, our competitive position and reputation. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient. Additionally, should we conclude that existing suppliers are not able to produce sufficient quantities to meet the demand for our products, we may choose to invest in manufacturing capacity at existing or new facilities with existing or new suppliers, which could be costly and disruptive to our management.

We currently have no experience with customer expectations regarding turnover or inventory levels of IFC held at either our blood center manufacturing partners or at the hospitals themselves. Our IFC product has a shelf life of five days from thaw before it expires. To mitigate product expiration, should hospitals require that we use a consigned inventory model whereby unused product at the hospital at expiration is replaced with fresh product at reduced or no cost to the hospital, we may need to keep additional inventory or manufacture IFC above levels generating an economic return.

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

With respect to the manufacture of our products, our third-party manufacturers source components and raw materials for the manufacture of the INTERCEPT processing sets. Certain of these components are no longer commercially available, are nearing end-of-life or are available only from a limited number of suppliers. We and our third-party manufacturers do not have guaranteed supply contracts with all of the raw material or component suppliers for our products, which magnify the risk of shortage and obsolescence and decreases our manufacturers’ ability to negotiate pricing with their suppliers. For example, a solvent used in the manufacture of a raw material for our plasma compound adsorption device may no longer be available. Although we have contracted with the manufacturer to produce a significant quantity of the existing material, we will need to qualify plastic beads produced with a new solvent prior to consuming available inventory levels. In any event, the amount of material is finite and we and our contract manufacturer may need to qualify an alternate solvent used in the manufacture of the raw material or build sufficient levels of inventory until we can redesign our products. If we are unable to use all of the raw material produced during the final production run, or if the final material produces suboptimal results, we may require customers to modify their operating practices, or run out of material before an alternate material can be qualified. Moreover, we may be required to impair or write-off the value of any unused last-time-buy raw materials or components. Customers may object to changes in operating practices or changes to the instructions for use, and a potential negative impact on their operations as a result of the use of this material, could impair our reputation or customer acceptance of our products. Any shortage or obsolescence of raw materials, components or accessories or our inability to control costs associated with raw materials, components or accessories, could increase our costs to manufacture our products. Further, if any supplier to our third-party manufacturers is unwilling or unable to provide high quality raw materials in required quantities and at acceptable prices, our manufacturers may be unable to find alternative sources or may fail to find alternative suppliers at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Furthermore, we do not yet know whether or not certain components used by blood center operators or used in the production of INTERCEPT will comply with the new standards under the MDR. Failure to comply with the new standards timely may result in a disruption to blood center operations or the manufacture of the INTERCEPT Blood System. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer, we could experience cancellations of customer orders, refusal by customers to accept deliveries or a reduction in our prices and margins to the detriment of our financial performance and results of operations.

Risks Related to Our Financial Condition and Capital Requirements

We expect to continue to generate losses.

We may never achieve a profitable level of operations. Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. The platelet and plasma systems have been approved in the U.S. only since December 2014 and are not approved in many countries around the world. Similarly, our PMA supplement for the INTERCEPT Blood System for Cryoprecipitation to produce IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced was approved in November 2020 in the U.S. and is not approved anywhere else in the world. We have begun selling IFC to hospital customers in a limited launch in the U.S. beginning in the second quarter of 2021. The red blood cell system is in the development stage and may never emerge from the development stage as a marketed product. We may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales. At our present and expected sales levels of the platelet and plasma systems, and of IFC, our costs to manufacture, distribute, market, sell, support the systems and develop new products are and are expected to continue to be in excess of our product revenue. We expect our losses to continue at least until we are able to gain widespread commercial adoption, which may never occur. To prepare for commercial launch of IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduce, we have onboarded and are looking to retain additional resources to sell IFC and its derivative product, pathogen-reduced plasma, cryoprecipitate reduced directly to hospitals. We also may choose to sell INTERCEPT Blood System for Cryoprecipitation disposable kits to blood centers that are not contracted with us as manufacturing partners. We expect to incur additional research and development costs associated with the development of different configurations of existing product candidates and products and our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE Mark approval for our red blood cell system in Europe. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities. Presently, we anticipate that the stress of COVID-19 on healthcare systems around the globe may negatively impact our ability to conduct clinical trials in the near term due primarily to the lack of resources at clinical trial sites and the resulting challenge to enroll patients in these trials. For example, for a brief time, several of the hospital clinical trial sites for our RedeS and ReCePI studies suspended enrollment and several red blood cell production partners for the studies suspended production in order to conserve red blood cells to meet hospital demand during the pandemic. The timing of other planned clinical trials has also been delayed due to the pandemic. Many hospital sites have not yet resumed enrollment and those that have are proceeding at a reduced capacity. Further delays may recur in the future, if patient enrollment sites need to pause participation in our clinical trials and studies and we cannot be certain that further disruption due to the COVID-19 pandemic can be avoided.

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

As of September 30, 2021, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $64.7 million. All of our current and future assets, except for intellectual property and 35% of our investment in our subsidiary, Cerus Europe B.V., are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, receipt of a qualified audit opinion (other than as to going concern or a qualification resulting solely from the scheduled maturity of term loans occurring within one year from the date such opinion is delivered) would be a violation of an affirmative covenant under the Term Loan Credit Agreement. While we believe that our available cash and cash equivalents and short-term investments, as well as cash to be received from product sales and under our agreement with BARDA, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our BARDA agreement or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement.

If the London Inter-Bank Offered Rate, or LIBOR, is discontinued, interest payments under our Term Loan Credit Agreement or Revolving Loan Credit Agreement may be calculated using another reference rate.

In July 2017, the Chief Executive of the U.K. Financial Conduct Authority, or FCA, which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been certain issuances utilizing SOFR, it is unknown whether this or any other alternative reference rate will attain market acceptance as a replacement for LIBOR. The one-month U.S. dollar LIBOR is used as a benchmark rate in our

Term Loan Credit Agreement and Revolving Loan Credit Agreement. The FCA had indicated that the one-month U.S. dollar LIBOR reference rate will phase out as of June 30, 2023. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on us are not known. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, the effectiveness of related transactions such as hedges, uncertainty under applicable documentation, including our Term Loan Credit Agreement and Revolving Loan Credit Agreement, or difficult and costly processes to amend such documentation. As a result, our ability to refinance our Term Loan Credit Agreement, Revolving Loan Credit Agreement or other indebtedness or to hedge our exposure to floating rate instruments may be impaired, which would adversely affect the operations of our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS
Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

10.1	Amendment No. 2 to Credit, Security and Guaranty Agreement (Term Loan), dated September 30, 2021, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.
31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (6)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended September 30, 2012.
(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on June 19, 2008.
(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.
(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2014.
(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-21937), for the quarter ended June 30, 2021.
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

CERUS CORPORATION

Date: November 2, 2021	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)