Form 10-Q
period 2022-03-31
CERUS CORP
filed 2022-05-05
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 22, 2022, there were 176,898,227 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,372	$48,759
Short-term investments	70,185	80,600
Accounts receivable	25,645	25,129
Current inventories	28,521	26,793
Prepaid and other current assets	10,089	5,821
Total current assets	172,812	187,102
Non-current assets:
Property and equipment, net	11,659	12,208
Operating lease right-of-use assets	13,665	12,971
Goodwill	1,316	1,316
Restricted cash	2,003	2,285
Other assets	20,451	21,617
Total assets	$221,906	$237,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,474	$35,608
Accrued liabilities	16,948	25,673
Debt – current	15,011	14,697
Operating lease liabilities – current	1,968	1,905
Deferred product revenue	1,258	673
Total current liabilities	66,659	78,556
Non-current liabilities:
Debt – non-current	54,769	54,724
Operating lease liabilities – non-current	16,787	16,260
Other non-current liabilities	3,280	2,342
Total liabilities	141,495	151,882
Commitments and contingencies
Stockholders' equity:
Common stock	177	174
Additional paid-in capital	1,057,497	1,048,936
Accumulated other comprehensive loss	(1,635)	(149)
Accumulated deficit	(976,626)	(964,342)
Total Cerus Corporation stockholders' equity	79,413	84,619
Noncontrolling interest	998	998
Total liabilities and stockholders' equity	$221,906	$237,499

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Product revenue	$37,444	$23,379
Cost of product revenue	18,076	11,095
Gross profit on product revenue	19,368	12,284
Government contract revenue	5,576	6,187
Operating expenses:
Research and development	14,057	15,748
Selling, general and administrative	20,735	19,170
Total operating expenses	34,792	34,918
Loss from operations	(9,848)	(16,447)
Non-operating expense, net:
Foreign exchange loss	(198)	(396)
Interest expense	(1,380)	(972)
Other (expense) income, net	(782)	456
Total non-operating expense, net	(2,360)	(912)
Loss before income taxes	(12,208)	(17,359)
Provision for income taxes	76	98
Net loss	(12,284)	(17,457)
Net loss attributable to noncontrolling interest	—	—
Net loss attributable to Cerus Corporation	$(12,284)	$(17,457)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.07)	$(0.10)
Weighted average shares outstanding:
Basic and diluted	174,478	168,824

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(12,284)	$(17,457)
Other comprehensive loss
Unrealized losses on available-for-sale investments, net of taxes	(1,486)	(218)
Comprehensive loss	(13,770)	(17,675)
Comprehensive loss attributable to noncontrolling interest	—	—
Total comprehensive loss attributable to Cerus Corporation	$(13,770)	$(17,675)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2021	173,670	$174	$1,048,936	$(149)	$(964,342)	$998	$85,617
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	3,134	3	2,135	—	—	—	2,138
Stock-based compensation	—	—	6,426	—	—	—	6,426
Other comprehensive loss	—	—	—	(1,486)	—	—	(1,486)
Net loss	—	—	—	—	(12,284)	—	(12,284)
Balances as of March 31, 2022	176,804	$177	$1,057,497	$(1,635)	$(976,626)	$998	$80,411

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2020	168,170	$168	$1,012,932	$674	$(909,968)	$103,806
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	2,621	—	1,171	—	—	1,171
Stock-based compensation	—	—	5,333	—	—	5,333
Other comprehensive loss	—	—	—	(218)	—	(218)
Net loss	—	—	—	—	(17,457)	(17,457)
Balances as of March 31, 2021	170,791	$168	$1,019,436	$456	$(927,425)	$92,635

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(12,284)	$(17,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	865	794
Stock-based compensation	6,426	5,333
Non-cash operating lease cost	396	321
Changes in valuation of warrant investment	281	(220)
Net loss on sale of available-for-sale securities	26	—
Unrealized gain on investments	(820)	(208)
Impairment of long-lived assets	542	—
Non-cash interest expense	464	104
Foreign currency remeasurement loss	287	206
Changes in operating assets and liabilities:
Accounts receivable	(564)	2,465
Inventories	(834)	(1,036)
Other assets	(4,111)	(2,693)
Accounts payable	(4,121)	(833)
Accrued liabilities and other non-current liabilities	(8,594)	(4,710)
Deferred product revenue	585	479
Net cash used in operating activities	(21,456)	(17,455)
Investing activities
Capital expenditures	(113)	(193)
Purchases of investments	(642)	(1,915)
Proceeds from maturities and sale of investments	9,377	23,500
Net cash provided by investing activities	8,622	21,392
Financing activities
Net proceeds from equity incentives	2,135	1,066
Net proceeds on revolving line of credit	314	1,422
Proceeds from loans	—	15,000
Net cash provided by financing activities	2,449	17,488
Effect of exchange rates on cash, cash equivalents, and restricted cash	(284)	(521)
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,669)	20,904
Cash, cash equivalents and restricted cash, beginning of period	51,044	38,903
Cash, cash equivalents and restricted cash, end of period	$40,375	$59,807

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation, its subsidiary, and its variable interest entity in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance, after elimination of all intercompany accounts and transactions (together with Cerus Corporation, hereinafter “Cerus” or the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any future periods.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021, which were included in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on February 22, 2022. The accompanying condensed consolidated balance sheet as of December 31, 2021, has been derived from the Company’s audited consolidated financial statements as of that date.

Immaterial Correction of an Error

The Company determined the historical classification of the effects of foreign currency movements on the Company’s period-end foreign denominated cash balances was incorrectly presented as a component of the Company’s net cash used in operating activities as opposed to being presented separately as effect of exchange rates on cash. The Company determined that the impact of the error to previously issued financial statements was not material and has corrected the immaterial error in the comparative period within these financial statements. The impact of this correction for the three months ended March 31, 2021, was a reduction of net cash used in operating activities of $0.5 million with a corresponding amount presented separately as the effect of exchange rates on cash, cash equivalents, and restricted cash, for each of the period corrected.

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

The Company’s main source of revenue is product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems” or “disposable kits”), UVA illumination devices (“illuminators”), INTERCEPT Fibrinogen Complex (“IFC”), spare parts and storage solutions, and maintenance services of illuminators. The Company sells its platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. The Company sells its IFC primarily to hospitals and blood banks. The Company uses a binding purchase order or signed sales contract as evidence of a contract and satisfaction of its policy. Generally, the Company’s sales contracts for disposable kits and illuminators with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. The contracts with customers can include various combinations of products and, to a lesser extent, services. The Company must determine whether products or services are capable of being distinct and accounted for as separate performance obligations, or are accounted for as a combined performance obligation. The Company must allocate the transaction price to each performance obligation on a relative SSP basis, and recognize the product revenue when the performance obligation is satisfied. The Company determines the SSP by using the historical selling price of the products and services. If the amount of consideration in a contract is variable, the Company estimates the amount of variable consideration that should be included in the transaction price using the most likely amount method, to the extent it is probable that a significant future reversal of cumulative product revenue under the contract will not occur. Product revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those products or services. Product revenue from the sale of illuminators, disposable kits, IFC, spare parts and storage solutions are recognized upon the transfer of control of the products to the customer. Product revenue from maintenance services are recognized ratably on a straight-line basis over the term of maintenance as customers simultaneously consume and receive benefits. Freight costs charged to customers are recorded as a component of product revenue. Taxes that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such tax from product revenue.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Product revenue:
North America	$22,198	$9,664
Europe, Middle East and Africa	14,802	13,277
Other	444	438
Total product revenue	$37,444	$23,379

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally requires payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration are estimated to be unconditional. The Company had no product revenue related contract assets at March 31, 2022 and December 31, 2021.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be classified as cash equivalents. These investments primarily consist of money market instruments and are classified as available-for-sale.

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities that are designated as available-for-sale and classified as short-term investments. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities were recorded in “Unrealized gains (losses) on available-for-sale investments, net of taxes” on the Company’s condensed consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments, if any, were determined on a specific identification method, and were recorded in “Other (expense) income, net” on the Company’s condensed consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security in an unrealized loss position has expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Expected credit losses, if any, are recorded in “Other (expense) income, net” on the Company’s condensed consolidated statements of operations.

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan's long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of March 31, 2022 and December 31, 2021, $1.9 million and $1.1 million, respectively, were included in "Other assets" on the Company's condensed consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies, and $2.0 million and $1.2 million, respectively, were included in "Other non-current liabilities" on the Company's condensed consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in "Other income (expense), net", on the Company's condensed consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of March 31, 2022 and December 31, 2021, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of March 31, 2022 and December 31, 2021, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At March 31, 2022, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers and two customers that accounted for more than 10% of the Company’s outstanding accounts receivable at March 31, 2022 and December 31, 2021, respectively. These customers cumulatively represented approximately 63% and 48% of the Company’s outstanding trade receivables at March 31, 2022 and December 31, 2021, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2022 and December 31, 2021, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 month shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being sold to, and ultimately incorporated and assembled by Fresenius Kabi Deutschland GmbH or Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as Other assets in the consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company's condensed consolidated statements of operations. At March 31, 2022 and December 31, 2021, the Company had $0.4 million and $0.2 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars using historical exchange rates. Product revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in “Foreign exchange loss” on the Company’s condensed consolidated statements of operations.

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

Consolidated Variable Interest Entity

In February 2021, the Company entered into an Equity Joint Venture Contract with Shandong Zhongbaokang Medical Implements Co., Ltd., or ZBK, to establish Cerus Zhongbaokang (Shandong) Biomedical Co., LTD., or the JV, for the purpose of developing, obtaining regulatory approval for, and eventual manufacturing and commercialization of the INTERCEPT blood transfusion for platelets and red blood cells in the People’s Republic of China. The Company owns 51% of equity in the JV and consolidates the JV as it has determined that the investment is a variable interest entity, or VIE, and that the Company is the primary beneficiary.

During September 2021, the Company contributed certain intangible intellectual property rights with zero recorded cost basis and recognized the $1.0 million equity funding contributed by ZBK as cash and as Noncontrolling interest in the Stockholders’ equity section of the consolidated balance sheet. Operating expenses for the JV were de minimis for the period presented.

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

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three months ended March 31, 2022 and 2021, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2022 and 2021 (shares in thousands):

	Three Months Ended
	March 31,
	2022	2021
Weighted average number of anti-dilutive potential shares:
Stock options	15,377	16,656
Restricted stock units	7,670	6,377
Employee stock purchase plan rights	40	44
Total	23,087	23,077

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at March 31, 2022 and December 31, 2021.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at March 31, 2022 (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$11,187	$—	$—	$—	$11,187
United States government agency securities	20,757	—	(506)	—	20,251
Corporate debt securities	48,574	8	(1,039)	—	47,543
Mortgage-backed securities	2,489	2	(100)	—	2,391
Total available-for-sale securities	$83,007	$10	$(1,645)	$—	$81,372

The following is a summary of available-for-sale securities at December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$7,170	$—	$—	$—	$7,170
United States government agency securities	25,761	1	(77)	—	25,685
Corporate debt securities	52,611	105	(156)	—	52,560
Mortgage-backed securities	2,377	—	(22)	—	2,355
Total available-for-sale securities	$87,919	$106	$(255)	$—	$87,770

Available-for-sale securities at March 31, 2022 and December 31, 2021, consisted of the following by contractual maturity (in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$40,197	$40,113	$44,873	$44,952
Greater than one year and less than five years	42,810	41,259	43,046	42,818
Total available-for-sale securities	$83,007	$81,372	$87,919	$87,770

The following tables shows all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$41,507	$(1,039)	$—	$—	$41,507	$(1,039)
United States government agency securities	20,251	(506)	—	—	20,251	(506)
Mortgage-backed securities	2,139	(100)	—	—	2,139	(100)
Total	$63,897	$(1,645)	$—	$—	$63,897	$(1,645)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$27,909	$(153)	$998	$(3)	$28,907	$(156)
United States government agency securities	18,367	(75)	1,019	(2)	19,386	(77)
Mortgage-backed securities	2,355	(22)	0	0	2,355	(22)
Total	$48,631	$(250)	$2,017	$(5)	$50,648	$(255)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three months ended March 31, 2022 and 2021, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The Company recorded no gross realized gains or losses from the sale or maturity of available-for-sale investments during the three months ended March 31, 2022 and 2021, respectively.

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

To estimate the fair value of Level 2 debt securities as of March 31, 2022, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

To estimate the fair value of the Company’s Level 3 warrant investments as of March 31, 2022, the Company uses a standard Black-Scholes option pricing model, using a class volatility consistent with the seniority and preference rights of the underlying preferred stock. Key assumptions used in the valuation include the privately held company’s preferred stock price, warrant exercise price, equity volatility, expected term of warrant, risk-free interest rates, and details specific to the warrant. The Company recognizes the changes in the fair value of this warrant in “Other income, net” on the Company’s condensed consolidated statements of operations.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at March 31, 2022 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$11,187	$11,187	$—	$—
United States government agency securities	Short-term investments	20,251	—	20,251	—
Corporate debt securities	Short-term investments	47,543	—	47,543	—
Mortgage-backed securities	Short-term investments	2,391	—	2,391	—
Total short-term investments		81,372	11,187	70,185	—
Warrants	Other assets	290	—	—	290
Total financial assets		$81,662	$11,187	$70,185	$290

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2021 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$7,170	$7,170	$—	$—
United States government agency securities	Short-term investments	25,685	—	25,685	—
Corporate debt securities	Short-term investments	52,560	—	52,560	—
Mortgage-backed securities	Short-term investments	2,355	—	2,355	—
Total short-term investments		87,770	7,170	80,600	—
Warrants	Other assets	570	—	—	570
Total financial assets		$88,340	$7,170	$80,600	$570

The Company did not have any transfers among fair value measurement levels during the three months ended March 31, 2022 and 2021.

The following table provides a summary of the total gain recognized in the Company’s condensed consolidated statements of operations due to changes in the fair value of the warrant (in thousands):

	Three Months Ended
	2022	2021
(Loss) gain from changes in the fair value of level 3 investments	$(280)	$220

Note 3. Inventories, net

Inventories, net at March 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$13,939	$15,664
Work-in-process	5,289	5,044
Finished goods	24,418	22,129
Total inventories	43,646	42,837
Less: non-current inventories	15,125	16,044
Total current inventories	$28,521	$26,793

Non-current inventories, which primarily consists of work-in-process, is included in Other assets in the condensed consolidated balance sheets.

Note 4. Accrued Liabilities

Accrued liabilities at March 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation and related costs	$10,673	$18,506
Accrued professional services	3,004	3,942
Other accrued expenses	3,271	3,225
Total accrued liabilities	$16,948	$25,673

Note 5. Debt

Debt at March 31, 2022, consisted of the following (in thousands):

	Principal	Unamortized Discount	Total
Term Loan Credit Agreement	$55,000	$(231)	$54,769
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$55,000	$(231)	$54,769

Debt at December 31, 2021, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan Credit Agreement	$55,000	$(276)	$54,724
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$55,000	$(276)	$54,724

Principal, interest and fee payments on Term Loan Credit Agreement at March 31, 2022, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2022	$—	$3,151	$3,151
2023	41,250	3,134	44,384
2024	13,750	1,826	15,576
Total	$55,000	$8,111	$63,111

Loan Agreements

On March 29, 2019, the Company entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) with MidCap Financial Trust (“MidCap”) to borrow up to $70 million in three tranches (collectively “2019 Term Loan”), with a maturity date of March 1, 2024. The first advance of $40.0 million (“Tranche 1”) was drawn by the Company on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under a prior loan agreement. The second advance of $15.0 million (“Tranche 2”) was drawn by the Company on March 29, 2021. The third advance of $15.0 million (“Tranche 3”) expired on December 31, 2021. The borrowings under the 2019 Term Loan bear interest at the sum of a fixed percentage spread and the greater of (i) 1.8% or (ii) one month LIBOR. At March 31, 2022, the effective interest rate on the Term Loan was approximately 7.50%. This debt requires interest-only payments through March 1, 2023, followed by 12 months of payments with interest and equal payment of principal. Prepayments of the 2019 Term Loan under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary of the applicable funding date, at which time there is no early termination fee. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company. The Company uses the effective interest method to recognize the final payment over the term of the debt.

The Company also maintains a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) with MidCap. The borrowing limit under the Revolving Loan Credit Agreement is $15.0 million. The amount borrowed under the Revolving Loan Credit Agreement can be increased, upon request by the Company, by up to an additional $5.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Revolving Loan Credit Agreement has a maturity date of March 1, 2024. Amounts drawn under the Revolving Loan Credit Agreement bear interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one-month LIBOR. There are also fractional fees based on the amounts either drawn or undrawn. If the Revolving Loan Credit Agreement is terminated before maturity or the funding obligation is permanently reduced, there are termination fees which decline each anniversary until the third anniversary, at which time there is no termination fee. As of March 31, 2022 and December 31, 2021, the Company had borrowed $15.0 million and $14.7 million under the Revolving Loan Credit Agreement, respectively, which is included in “Debt – current” in the Company's condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at March 31, 2022. Additionally, both agreements are secured by substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash payments for operating leases	$910	$1,000
Right-of-use assets obtained in exchange for operating lease obligations	1,315	41

	2022	2021
Weighted-average remaining lease term	7.1 years	8.3 years
Weighted-average discount rate	8.3%	9.0%

Future minimum non-cancelable payments under operating leases as of March 31, 2022, were as follows (in thousands):

Operating Leases
2022 (remainder)	$2,535
2023	3,519
2024	3,418
2025	3,115
2026	3,071
Thereafter	10,779
Total future lease payments	26,437
Less imputed interest	7,682
Present value of lease liabilities	$18,755

The operating lease expense for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended
	March 31,
	2022	2021
Operating lease expense	$848	$802

As of March 31, 2022, the Company had no leases that have not yet commenced.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of March 31, 2022, the Company had $23.4 million of short-term purchase commitments and $2.7 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

Note 7. Stockholders’ Equity

Sales Agreement

On December 11, 2020, the Company entered into the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (each a “Sales Agent” and collectively, the “Sales Agents”), under which the Company may issue and sell from time to time up to $100.0 million of the Company’s common stock through or to the Sales Agents, as sales agent or principal. Under the Sales Agreement, each Sales Agent receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of the Company’s common stock. The issuance and sale of these shares by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the three months ended March 31, 2022, no shares of the Company’s common stock were sold under the Sales Agreement. At March 31, 2022, the Company had approximately $96.8 million of common stock available to be sold under the Sales Agreement.

Note 8. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. At March 31, 2022, the Company had 1.5 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock granted under the Amended 2008 Plan are limited to 500,000 shares of common stock per calendar year. Performance-based cash awards granted under the Amended 2008 Plan are limited to $1.0 million per recipient per calendar year. At March 31, 2022, 1.4 million shares of performance-based stock awards were outstanding.

At March 31, 2022, the Company had approximately 27.5 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 16.0 million shares and 8.1 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 3.4 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2021	15,092	$5.02
Granted	1,385	5.76
Exercised	(424)	3.79
Forfeited/canceled	(31)	6.15
Balance at March 31, 2022	16,022	5.11

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2021	6,689	$5.90
Granted (1)	4,097	5.77
Vested (1)	(2,597)	5.66
Forfeited (1)	(67)	5.94
Balance at March 31, 2022	8,122	5.91
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

Note 9. Income Taxes

The Company recorded income tax expense of $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2022 and 2021, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary.

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

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In June 2021, BARDA committed an additional $9.6 million raising the committed funding to up to $126.5 million as of March 31, 2022, and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $223.5 million through December 31, 2023. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for up to $9.6 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

As of March 31, 2022 and December 31, 2021, $4.6 million and $4.7 million, respectively, of unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

In September 2020, the Company entered into a five-year agreement with the U.S. Food and Drug Administration for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total potential contract value is $11.1 million. As of March 31, 2022 and December 31, 2021, $0.3 million and $0.2 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to FDA.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three months ended March 31, 2022 and 2021(in percentage):

	Three Months Ended
	March 31
	2022	2021
American Red Cross	35%	22%
Établissement Français du Sang	13%	22%

Note 12. Subsequent Event

In May 2022, the Company signed a ten-year contract extension with Fresenius to manufacture and supply sets for the INTERCEPT Blood System. Fresenius will continue manufacturing finished disposable kits for the INTERCEPT Blood System and scale production capabilities at additional sites. The Company is currently assessing the impact of the new agreement on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three months ended March 31, 2022, are not necessarily indicative of results that may occur in future periods.

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
•
the timing or likelihood of regulatory submissions and approvals and other regulatory actions or interactions, including whether or not existing clinical data will be sufficient in order to obtain a CE Certificate of Conformity and affix a CE Mark to the red blood cell system;
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

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System. Our INTERCEPT Blood System is intended for use with blood components and certain of their derivatives: plasma, platelets, red blood cells and to produce IFC, and pathogen reduced plasma, cryoprecipitate reduced. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received a broad range of regulatory approvals, including but not limited to U.S. Food and Drug Administration, or FDA, approval in the U.S., and CE Certificates of Conformity for our Class III CE Marked products in the European Union and other jurisdictions that recognize CE Mark approval, and are being marketed and sold in a number of countries around the world, including the U.S., certain countries in Europe, the Commonwealth of Independent States, or CIS, the Middle East, and Latin America and selected countries in other regions of the world. Additionally, we have received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. The INTERCEPT Blood System for Cryoprecipitation uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. In addition, the INTERCEPT Blood System for Cryoprecipitation is used to produce pathogen reduced plasma, cryoprecipitate reduced. We currently sell the platelet and plasma systems using our direct sales force and through distributors and we sell IFC or disposable kits to manufacture IFC in the U.S. using our direct sales force.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application for CE Mark approval of the red blood cell system in December 2018 under the Medical Device Directive, and in June 2021, we completed the resubmission of our application under the new European Medical Device Regulation. However, we do not expect a decision concerning certification will occur for at least another 12 months, if ever. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals” under “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q for additional information with respect timing of the ultimate approval decision on our CE Certificate of Conformity application. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a

Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. Due to the COVID-19 pandemic, many of the hospital sites conducting our RedeS and ReCePI studies suspended enrollment to focus on their response to the pandemic. Should the COVID-19 pandemic persist or heighten, we could see renewed or further delays to trial enrollment. In addition, we will need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. We must demonstrate to the FDA an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice and ISO standards for the manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system from the FDA.

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

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. Beginning in 2021, we began supplying INTERCEPT Blood System for Cryoprecipitation to select blood centers that manufacture IFC for us, and in 2021, we completed our first sale of IFC to a hospital customer. We plan to sell the finished IFC made by our manufacturing blood center partners directly to hospitals. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete its process validations and obtain site-specific licenses from CBER before we or they can sell finished IFC to hospital customers outside of the states producing IFC. While three of our manufacturing partners received their BLAs from CBER, we plan to continue working with our other U.S.-based blood centers manufacturing partners to support these activities and any delay in obtaining these licenses would adversely impact the nationwide availability of our finished IFC in the U.S. In addition, we have entered into certain agreements with blood centers and blood center affiliate organizations to sell the INTERCEPT Blood System for Cryoprecipitation kits which will allow those blood centers and blood center affiliate organizations to produce finished IFC for their own sales efforts to hospitals.

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

As a result of economic conditions, general global economic uncertainty, political change, and other factors, including uncertainty associated with the COVID-19 pandemic, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, the COVID-19 pandemic has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past two years, the U.S. and many countries are currently experiencing an inflationary environment. This has led to the U.S. Federal Reserve taking action to raise interest rates, which in turn has negatively impacted equity values, including the value of our common stock. Furthermore, we expect that the costs of our business will increase as suppliers raise prices in the current inflationary environment, transportation costs increase, and global supply chain constraints impact availability of our products. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval in Europe, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time our existing operations provide sufficient cash flow to conduct these trials.

Although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts continue to be largely focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. In addition, to address the entire market in the U.S., customers will need to modify their operating practices, or we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. On October 1, 2021, all U.S. blood centers had to be compliant with the FDA guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion,” or the Final Guidance Document. Although the INTERCEPT Blood System is one of the options available to U.S. blood centers for compliance, we cannot predict if U.S. customers will continue to adopt INTERCEPT over other options or at what levels. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customers with implementing the INTERCEPT Blood System, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. Hospitals in regions seeing a surge in COVID-19 cases may disallow access to their sites or personnel which will delay our ability to market and sell our products, including IFC. Should the COVID-19 pandemic persist or heighten, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they may have more familiarity.

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

Fresenius

Fresenius Kabi AG, or Fresenius, manufactures and supplies the platelet and plasma systems to us under a supply agreement, or the Supply Agreement. Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for our platelet, plasma and red blood cell systems. The Supply Agreement permits us to purchase platelet, plasma and red blood cell systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Pricing terms for 2022 have remained consistent with those in 2021. For a discussion of the risks presented to our supply chain by the COVID-19 pandemic, see “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q.

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

This agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of March 31, 2022, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $126.5 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $223.5 million through December 31, 2023. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. If certain additional Option Periods are exercised by BARDA, we will be responsible for up to $9.6 million of co-investment. See Note 10, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with BARDA.

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

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and business around the world. To date, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and non-essential business shutdowns, which have led to severe disruptions to the global and U.S. economies that may continue for a prolonged duration and has triggered a recession or a period of economic slowdown. We do not yet know the full extent of potential impacts on our product revenues, business operations, clinical trials, or overall financial projections. Should our employees, notably laboratory-based personnel, experience a surge in infections, our ability to complete research and development activities may be impaired. As such, certain studies and trials may be delayed for an extended period of time. Furthermore, key deployment and technical service personnel, if infected, will not be able to support customers timely or effectively which could negatively impact our ability to support customers looking to begin INTERCEPT use or those experiencing any operational difficulties. The extent and duration of the pandemic is highly uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, which could also impact trends and expectations as described in more detail below.

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Three months ended March 31, 2022 and 2021

Revenue

	Three Months Ended
	March 31,
(in thousands, except percentages)	2022	2021	Change
Product revenue	$37,444	$23,379	$14,065	60%
Government contract revenue	5,576	6,187	(611)	(10%)
Total revenue	$43,020	$29,566	$13,454	46%

Product revenue increased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to year-over-year sales volume growth in disposable platelet system kit sales to U.S. customers. We anticipate product revenue for INTERCEPT disposable kits will increase in future periods driven by the expected continued expansion of U.S. sales, increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway. In addition, we expect to see IFC product revenue increase in future periods. However, a deterioration of the Euro relative to the U.S. dollar has in the recent past, and could in the future, have a material impact on our product revenues, as a significant portion of our product revenue is still expected to be derived from Euro based customers. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

Government contract revenue decreased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to slightly less activity under our government contracts, resulting in a decrease in the reimbursement of the direct and indirect contract costs incurred under our government contracts as a result of the ongoing COVID19 pandemic. Given the ongoing effects that the COVID-19 pandemic has on our BARDA funded activities, we do not anticipate that government contracts revenue will materially change from historical long-term trends.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2022	2021	Change
Cost of product revenue	$18,076	$11,095	$6,981	63%

Cost of product revenue increased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to the volume of product sold driven largely by a year-over-year increase in platelet kit sales to U.S. customers, and the impact of foreign exchange rates.

Our gross margin on product sales was generally flat at 52% during the three months ended March 31, 2022, compared to 53% during the three months ended March 31, 2021. Margins were impacted by the mix of geographies into which products were sold, with the U.S. kit sales growing over sales in other regions and, to a lesser extent product mix, with platelet kit sales representing a larger proportion of overall sales during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. In addition, freight costs during the three months ended March 31, 2022, were higher than the same period in the prior year. Changes in our gross margin on product sales are affected by various factors, including the volume of product manufactured and the relative per unit pricing in our Supply Agreement with Fresenius, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which products are sold. Furthermore, we expect that our suppliers will raise prices in an inflationary environment, resulting in increased costs to produce our product, increased transportation costs and an adverse impact on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, including those related to the COVID-19 pandemic, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2022	2021	Change
Research and development	$14,057	$15,748	$(1,691)	(11%)

Research and development expenses decreased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to certain projects completing in the prior year, the timing of activities related to new product development and a reduction in government contract related work.

We expect to incur additional research and development costs associated with our pursuit of potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., in support of our completed application for a CE Certificate of Conformity for our red blood cell system in Europe, new product development and product enhancements, including potential new label claims, design efforts on our illuminator, and costs associated with performing the activities under our government contracts, and inflationary pressures on labor and study costs. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of the COVID-19 pandemic, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2022	2021	Change
Selling, general and administrative	$20,735	$19,170	$1,565	8%

Selling, general, and administrative expenses increased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by costs associated with increased hiring and stock-based compensation.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	March 31,
(in thousands, except percentages)	2022	2021	Change
Foreign exchange loss	$(198)	$(396)	$198	(50%)
Interest expense	(1,380)	(972)	(408)	42%
Other (expense) income, net	(782)	456	(1,238)	(271%)
Total non-operating expense, net	$(2,360)	$(912)	$(1,448)	159%

Foreign Exchange Loss

Foreign exchange losses decreased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to more favorable foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense increased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the higher underlying balance per our Term Loan Credit Agreement, Tranche 2, of $15.0 million drawn on March 29, 2021.

Other (Expense) Income, Net

Other (expenses) income, net decreased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the decrease of fair value of our investments in certain preferred stocks and warrants.

Provision for Income Taxes

	Three Months Ended
	March 31,
(in thousands, except percentages)	2022	2021	Change
Provision for income taxes	$76	$98	$(22)	(22%)

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of March 31, 2022 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2022.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of March 31, 2022 and December 31, 2021, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$38,372	$48,759
Short-term investments	70,185	80,600
Restricted cash	2,003	2,285
Total	$110,560	$131,644

Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of March 31, 2022 and December 31, 2021, we had the following indebtedness (in thousands):

	March 31, 2022	December 31, 2021
Debt – current	$15,011	$14,697
Debt – non-current	54,769	54,724
Total	$69,780	$69,421

Operating Activities

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(21,456)	$(17,455)

The increase in net cash used in operating activities was primarily related to the timing of payments and continued inventory related purchases and payments related to incentive compensation, partially offset by the increased product sales and underlying gross profit during the three months ended March 31, 2022, compared to the same period in 2021. We expect to continue to make investments in inventory ahead of our future forecasted demand and to ensure component availability and mitigate obsolescence, if any.

Investing Activities

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net cash provided by investing activities	$8,622	$21,392

The decrease in net cash provided by investing activities was primarily the result of lower proceeds from the maturity and sale of our investments to support operations, during the three months ended March 31, 2022, compared to the same period in 2021.

Financing Activities

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net cash provided by financing activities	$2,449	$17,488

The decrease in net cash provided by financing activities for the three months ended March 31, 2022, was primarily due to the borrowings under our Term Loan Credit Agreement of $15.0 million during the three months ended March 31, 2021. See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information.

Working Capital

(in thousands)	March 31, 2022	December 31, 2021
Working capital	$106,153	$108,546

Working capital decreased as of March 31, 2022, compared to December 31, 2021, primarily due to continued overall use of cash from operations to support the increased costs associated with product enhancements, initiatives for expanded platelet label claims, preliminary design efforts on our next generation illuminator, and investments associated with the commercial launch of IFC, offset by proceeds from increased product sales and collections.

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

While we expect to receive significant funding under our agreement with BARDA, our ability to obtain the funding we expect to receive under this agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under this agreement, and including with respect to the conduct of the RedeS and ReCePI studies, enrollment for which has been suspended or slowed at many of the hospital sites due to the COVID-19 pandemic. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. In addition, if we are unable to generate sufficient prerequisite Phase 3 clinical data, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. Furthermore, while BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

We did not have any off-balance sheet arrangements as of March 31, 2022.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three months ended March 31, 2022 and 2021, respectively. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in Part I of this Quarterly Report on Form 10-Q for more information on new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2022, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended March 31, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
A significant portion of the funding for the development of the red blood cell system is expected to come from our BARDA agreement, and if BARDA were to eliminate, reduce or delay, or object to extensions for funding of our agreement, it would have a significant, negative impact on our government contract revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding.
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

Our sales efforts have historically involved significant in-person interaction with potential customers and distributors. With respect to our commercial activities, many of our hospital and blood bank customers continue to have requirements or restrictions on vendors and visitors meeting with their personnel in person. We have attempted to shift our sales activities to video conferencing and other similar customer interaction models and we have found these alternative approaches to have varying degrees of effectiveness in comparison to in-person sales efforts. As a result, our ability to reinitiate sales and marketing efforts may be slower than expected or may require compliance with new credentialing certifications by our personnel. To the extent that our employees’ ability to gain access to hospitals and their personnel remains limited, our commercial and sales interactions with those hospitals and our ability to introduce the INTERCEPT Blood System, including IFC, may continue to be impaired. We have deferred certain of our customer events and many planned trade shows have been cancelled and we may further defer or cancel additional customer, employee or industry events, or our participation in such events, in the future. In addition, many new customers and prospective customers have been impacted by the COVID-19 pandemic and their ability to on-board, train staff and implement new technologies, including INTERCEPT, has and may continue to be negatively impacted, which may lead such customers to instead choose to utilize other allowable methods with which they have more familiarity. Moreover, we understand that due to the COVID-19 pandemic, many hospitals are consolidating, are laying off workers or are filing for bankruptcy protection, and other hospitals may have such significant budget shortages that they are unable to afford pathogen-reduced blood components. Blood products are currently in extremely short supply which is impacting our customers. Customers whose operations have been impacted may have difficulty paying timely, may ask for price reductions or may delay or cancel public tenders. In addition, we understand that use of blood components may at times be negatively impacted due to the COVID-19 pandemic and the resulting deferrals of elective procedures requiring use of blood components, including those treated with INTERCEPT. These events, in turn, may negatively impact our potential product revenues from existing and prospective customers. Conversely, during the pendency of the pandemic, certain existing, new and prospective customers have and may continue to ask for increased utilization of our products beyond what was forecast, and we may not be able to timely satisfy this increase in demand. In addition, while our suppliers have initiated business continuity plans with minimal expected disruption to our supply, we cannot be certain that any prolonged, intensified or worsened effect from the pandemic including the impact of emerging variant strains of the SARS-CoV-2 virus would not negatively impact our supply chain. For example, Fresenius, our primary manufacturing partner for our disposable kits, had to reconfigure production workflow to safely produce INTERCEPT disposable kits and in the future, restrictions and other limitations on Fresenius’ ability to conduct business in the ordinary course could negatively impact production of INTERCEPT disposable kits. All of the aforementioned could adversely affect our sales, operating results and overall financial performance.

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

Our business is dependent on our ability to grow and sustain commercialization of the INTERCEPT Blood System in the U.S. Significant product revenue from customers in the U.S. may not occur consistently, if at all, if we are unable to demonstrate that our products are economical, safe and efficacious for potential customers. Similar to our experience in foreign jurisdictions, some potential customers in the U.S. have chosen to first validate our technology or conduct other pre-adoption activities prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. Further, new hospital customers of any of our blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S.

On October 1, 2021, all U.S. blood centers were required to be compliant with the FDA guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion,” or the Final Guidance Document. Although the INTERCEPT Blood System is one of the options available to U.S. blood centers for compliance with the Final Guidance Document, we cannot predict if U.S. customers will continue to adopt INTERCEPT over other options or at what levels. If we are unable to successfully support the commercialization of our platelet system to U.S. customers that have elected to use the INTERCEPT Blood System, then those customers may be required to adopt competing products in order to comply with the Final Guidance Document. Further, U.S. blood centers will be required to change their historical operating practices to conform to our product specifications, or they or their hospital customers may be required to elect more than one option under the Final Guidance Document in order to comply, or they or their hospital customers may choose competing products to comply with the Final Guidance Document. We may be unable to subsequently convert blood centers that chose competing products to the platelet system, which would limit our market potential. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial product revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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

In order to maintain or increase market adoption of the INTERCEPT Blood System and to increase market demand, we must address issues and concerns from broad constituencies involved in the healthcare system, from blood centers to patients, transfusing physicians, key opinion leaders, hospitals, private and public sector payors, regulatory bodies and public health authorities. We may be unable to demonstrate to these constituencies that the INTERCEPT Blood System is safe, effective and economical or that the benefits of using the INTERCEPT Blood System products justify their cost and/or outweigh their risks.

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

The INTERCEPT Blood System does not inactivate all known pathogens, which may limit its market adoption. For example, our products have not been demonstrated to be effective in the reduction of certain non-lipid-enveloped viruses, including hepatitis A and E viruses, and human parvovirus B-19, due to the biology of these viruses. Although we have shown high levels of reduction of a broad spectrum of lipid-enveloped viruses, INTERCEPT’s inability to inactivate, or limited reduction of certain non-lipid-enveloped viruses may negatively impact the decision to adopt by prospective customers. Similarly, although our products have been demonstrated to effectively inactivate spore-forming bacteria, our products have not been shown to be effective in reducing bacterial spores once formed. Furthermore, due to limitations of detective tests, we cannot exclude that a sufficient quantity of pathogen or pathogens beyond the detection limits may still be present in active form, which could present a risk of infection to the transfused patient. Should INTERCEPT-treated components contain detectable levels of pathogens after treatment, the efficacy of INTERCEPT may be called into question, whether or not any remaining pathogens are the result of INTERCEPT’s efficacy, the limitations of testing methodologies or other factors. Such uncertainties may limit the market adoption of our products.

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

Market adoption of our products is also affected by blood center and healthcare facility budgets and the availability of coverage and adequate reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the federal and, in some cases, state levels, regulators, healthcare facilities and third-party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third-party payors for health care services and may never be covered. In addition, the costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third-party payors, the costs and expenses specific to the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. Governmental or third-party payors may change reimbursement rates, year-over-year, or in reaction to submitted claims for reimbursement of costs and expenses related to blood components treated with INTERCEPT. If the costs to the hospital for INTERCEPT processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, or if reimbursement rates are insufficient or decreased in any given year for blood components treated with INTERCEPT, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products. In addition, even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may in the future provide adoption incentives which may negatively impact our reported sales.

We are exposed to risks associated with the highly concentrated market for the INTERCEPT Blood System.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. Our ability to gain and maintain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT-treated blood components by the American Red Cross. The American Red Cross is a large organization. Given the large relative size of the American Red Cross, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both.

In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other parts of the EU and other third countries where we rely on CE Certificate of Conformity to CE Mark our devices, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our products. The review period for a new MAA can be 12 months or longer following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. Without approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our business, results of operations and financial condition. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. Similar to the U.S., German blood centers will need to successfully market and sell to their hospital customers and understand and assist with the steps that are needed at the hospital level in Germany to administer pathogen-reduced platelets.

While we have entered into agreements with Établissement Français du Sang, or EFS, to supply illuminators and platelet and plasma disposable kits and maintenance services for illuminators to EFS, we cannot provide any assurance that the national deployment of the platelet system in France will be sustainable or that we will be able to secure any contracts subsequent to our existing contract with EFS. If we are unable to continue to successfully support EFS’ national adoption of the platelet system, EFS’ use of the plasma system, our business, results of operations and financial condition may be adversely impacted. Our contracts with EFS do not contain purchase volume commitments and as such, we may see variability in purchase levels or an altogether cessation. In addition, we understand that EFS is inspecting and testing samples of each lot that it purchases from us prior to accepting the products shipped to fulfill orders. We have little insight into the time to test, testing conditions or ultimate results. Other customers may require similar conditions of purchase.

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

While we are beginning to develop an understanding about marketing and selling directly to hospitals we have no prior experience selling directly to hospitals nor do we have prior experience or expertise complying with regulations governing finished biologics. In order to be successful with a direct-to-hospital sales effort, we may need to contemplate the replacement of expired IFC with new units of IFC at no cost or a reduced cost. We have no experience selling products under this consignment model. The introduction of these new models of doing business require extensive training of our personnel and may lengthen the time it takes for this business unit to be fully operational. In this regard, our blood center customers may view the sale of biologics directly to hospitals as a competitive threat, which may adversely affect our customer relationships, could negatively impact our business prospects and could result in loss of business and revenue. Conversely, we may also sell the disposable kits directly to blood centers for the manufacture of IFC for their own account. As a result, we may be directly competing with these blood centers for the sale of IFC. These blood centers have more experience and existing contracts with hospitals and may be able to offer synergies that we cannot, each of which may negatively impact our ability to compete successfully.

In addition, until we are successful in selling INTERCEPT Blood System for Cryoprecipitation kits to blood center affiliate organizations or hospitals with in-house blood centers, our ability to directly commercialize finished IFC throughout the U.S. is dependent on the approval of manufacturing site BLAs by the FDA. While certain sites have received their BLAs, we cannot be sure that all of the sites will receive such authorizations in a timely manner, if at all. In addition, in order to market and sell finished IFC to hospital customers throughout the U.S., we may need to identify and validate additional manufacturing partners or sell INTERCEPT Blood System for Cryoprecipitation kits to blood center affiliate organizations or hospitals with in-house blood centers. We cannot guarantee that we will be able to successfully negotiate additional agreements with manufacturing partners on terms that are acceptable to us. IFC is a product derived from our INTERCEPT Blood System for plasma. As such, any supply disruptions or failures that could impact our plasma system will have a direct negative impact on the production of IFC. Such supply disruptions could negatively impact our ability to fulfill customer orders, which will have an adverse effect on our business reputation and the successful introduction and adoption of our new products. Further, unless or until we negotiate committed volume purchase agreements with our customers, we can provide no assurance that sales of IFC product will occur in consistent or predictable manner.

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

We are exposed to potential liability risks inherent in the testing and marketing of medical devices and biologic products. We may be liable if any of our products cause injury, illness or death. Although we complete preclinical and clinical safety testing prior to marketing our products, there may be harmful effects caused by our products that we are unable to identify in preclinical or clinical testing. In particular, unforeseen, rare reactions or adverse side effects related to long-term use of our products may not be observed until the products are in widespread commercial use. Because of the limited duration and number of patients receiving blood components treated with the INTERCEPT Blood System products in clinical trials, it is possible that harmful effects of our products not observed in preclinical and clinical testing could be discovered after a marketing approval, or CE Certificate of Conformity has been received for our CE marked products. For example, in cases where we have obtained regulatory approval or have CE Certificates of Conformity for our CE Marked products, we have demonstrated pathogen reduction to specified levels based on well-established tests. However, there is no way to determine, after treatment by our products, whether our products have completely inactivated all of the pathogens that may be present in blood components. In addition, even if our products inactivate all pathogens in a blood product, it is often difficult to determine if pathogens are introduced after treatment with INTERCEPT due to blood center or hospital mishandling, shipping or other possibilities. For example, we have recently learned of instances where, following treatment with INTERCEPT, mishandling of the treated blood components has introduced environmental bacterium. We must help our blood center customers to remain or increase their vigilance in adopting best practices regarding blood component handling. Failure to adequately address this risk may call into question the efficacy of using pathogen reduction. There is also no way to determine whether any residual amount of a pathogen remains in the blood component treated by our products and there is no way to exclude that such residual amount would be enough to cause disease in the transfused patient or was a result of a potential defect or lack of efficacy of our products. We could be subject to a claim from a patient that tests positive, even though that patient did not contract a disease. In addition, should personnel at clinical study sites or ultimately, potential customers, be harmed by amustaline, or believe they have been or could be harmed by amustaline, our insurance coverage may be insufficient to provide coverage for any related potential liabilities. Amustaline is considered a potent chemical and is the active compound of our red blood cell system.

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

We understand that several third-party manufacturers of pooling sets are planning to discontinue producing pooling sets due to the requirement to comply under the new European Union Regulation (EU) 2017/745, the Medical Device Regulation, or MDR. Our

customers’ ability to use our INTERCEPT products may be impaired should manufacturers of those products cease production or if our customers are unable to find an alternate pooling set meeting their quality and production requirement for their production of INTERECEPT-treated blood components. In addition, should other manufacturers of collection devices, compatible assays and blood bags, pooling sets or platelet additive solutions fail to obtain or maintain regulatory approval, including a CE Certificate of Conformity necessary for affixing the CE Mark to our product under the MDR, experience unexpected production disruption, or decide to cease distribution of those respective products to customers and prospective customers, or prohibitively increase costs, our ability to sell the INTERCEPT Blood System may be impaired and acceptance within the marketplace could be harmed.

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. While we have trained many customers to break down such donations to volumes and doses compatible with our products other prospective customers may not want to modify their operating practices and may therefore choose alternative compliant practices. In order to address these customers, we would need to develop future configurations of the platelet system to treat platelet donations with such processing parameters, which is not in our current plans. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. While we are seeking to generate acceptable data for Amicus collected platelets stored in 100% plasma, we cannot assure you that the data will be acceptable to the FDA or that we will receive timely approval, if ever. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product. Given the current blood component shortage, increased collection volumes may not be achievable or use of INTERCEPT may be considered less efficient than other operating practices. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. We may also need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. In any event, any failures or delays in obtaining FDA, CE Certificate of Conformity and other regulatory approvals for any new configurations would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could materially harm our product revenue and prospects for potential future profitability.

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

We are currently conducting multiple clinical trials for our products and product candidates and plan to commence additional clinical trials of our products and product candidates in the future. We cannot be certain that the design or conduct of, or data collected from, these trials will be sufficient to support FDA, a CE Certificate of Conformity prior to affixing a CE Mark or any other regulatory approvals outside the U.S. If we fail to produce positive results in our ongoing or planned clinical trials, the development timeline and regulatory approval and commercialization prospects for our products and our product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, extreme weather or other natural forces, terrorist activity or general concerns over employee safety. In this regard, we have experienced delays in our RedeS and ReCePI studies related to the COVID-19 pandemic and other factors. For example, in addition to COVID-19 related delays, some clinical sites for the RedeS study are located in areas that are subject to disruption by severe weather such as flooding, hurricanes or other natural forces such as earthquakes, which have delayed enrollment and progress of the RedeS study in the past. In addition, our ReCePI study in complex cardiovascular surgery patients had been slower to enroll due to a variety of factors including low frequency of administering red blood cells to the patient population and reticence to participate in research studies. If we are unable to enroll a sufficient number of patients from the ReCePI study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system, including the potential for additional Phase 3 clinical trials beyond what is currently contemplated with the RedeS and ReCePI studies. In any event, we cannot be certain that further delays in the RedeS study, the ReCePI study or other clinical trials will not occur because of the COVID-19 pandemic or other factors.

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

While we are in the process of submitting for a CE Certificate of Conformity prior to affixing a CE Marking of our red blood cell system, it has not been approved for marketing or commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary CE Certificate of Conformity and other regulatory approvals for the product. For instance, regulators or Notified Bodies may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far and submitted for Certificate of Conformity does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In any event, any failure or further delays in completing the development activities for the red blood cell system would prevent or continue to delay its commercialization, which would materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system.

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

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for CE Certificate of Conformity related to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. While a Notified Body has agreed to review our CE Certificate of Conformity application for the red blood cell system, delays can occur for multiple reasons, including due to clock stops for questions on our application for a CE Certificate of Conformity or work load for the Notified Body. In addition, we are currently in discussions with our sole supplier of key components of the red blood cell system with respect to a dispute over the timing of the termination of our manufacturing and supply agreement with that supplier and its willingness to continue to supply us with such components through a CE Certificate of Conformity. Because our CE Certificate of Conformity application under the new MDR for the red blood cell system is specific to this supplier’s existing manufacturing site and manufacturing processes, if we are unable to reach satisfactory resolution of this dispute, or if this supplier is otherwise unable or unwilling to supply us with these components through a CE Certificate of Conformity using its existing manufacturing site and manufacturing processes, any approval decision on our CE Certificate of Conformity application would be delayed beyond our current expectations, and we may be required to engage and validate a new supplier for these components, which would substantially delay the timing of an approval decision on our CE Certificate of Conformity application, perhaps indefinitely. Accordingly, the timing of the ultimate decision on our CE Mark application remains subject to the satisfactory resolution of this dispute, including our current supplier’s willingness to continue to supply us with these components using is existing manufacturing site and manufacturing processes through grant of a CE Certificate of Conformity approval decision, or alternatively, the engagement and validation of a new supplier of these key components, and in any event will be based on questions about our application for a CE Certificate of Conformity and the timing of the responses, and we do not otherwise expect a related decision will occur for at least another 12 months, if ever. Moreover, we do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to support a CE Certificate of Conformity, even if limited to a target patient population having chronic anemia. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We will likely need to generate additional safety and efficacy data in order to achieve broad label claim or market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. These data may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials.

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

Outside of the U.S., regulations vary by country, including the requirements for regulatory and marketing approvals or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to technical documentation supporting CE marking of our product, countries outside the E.U. may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require in-country clinical trial data, among other requirements, or that our products be widely adopted commercially in Europe and the U.S., or may delay such approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the U.S., Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products and the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. Significant product changes or changes in the way customers use our products may require amendments or supplemental approvals to licenses already obtained. Blood centers that do submit applications, supplements or amendments for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

In March 2020, we received extensions of our CE Certificate of Conformity for the platelet and plasma systems to 2024 under the MDD. We submitted our CE Mark application for approval of the platelet system under the new MDR in November 2021 and expect to complete our CE Mark submission for the plasma system under the new MDR later this year, but cannot currently assure you that our products will timely meet the requirements of the new MDR prior to the expirations of the current MDD extensions. Our failure to meet the requirements of the new MDR could materially and adversely affect our business, financial condition, results of operations and growth prospects. We or our customers have received approval for the sale and/or use of INTERCEPT-treated platelets and plasma within Europe in France, Switzerland, Germany and Austria. However, we have recently learned that Swiss regulators will no longer accept CE Certificate of Conformity issued on the basis of the MDR for European Union based medical devices. While we are currently in the process of completing the requirements to maintain regulatory approval of our products in Switzerland, we cannot assure you that we will be successful in doing so. In addition, we or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE Mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law, our inability to maintain compliance with regulations or other factors. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our business, financial condition, results of operations and growth prospects would be materially and adversely impacted.

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

Federal and state governments in the U.S. have enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The ACA continues to significantly impact the health care industry. Among other things, the ACA:

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

More recently, there has been heightened governmental scrutiny in the U.S. to control the rising cost of healthcare. For example, such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to pricing and reform government program reimbursement methodologies for healthcare products. State legislatures are also increasingly passing legislation and implementing regulations designed to control the cost of healthcare, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system in the United States will come from our agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $223.5 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has exercised approximately $126.5 million under the base period of the agreement and associated options. Accordingly, our ability to receive any of the unexercised $97.0 million in additional funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. In addition, activities covered under the base period and exercised options may ultimately take longer than is allowed or cost more than is covered by the BARDA contract. Exercised and unexercised options under the BARDA contract will likely require a longer performance period to complete than is remaining on our agreement; if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. In addition, should there be a temporary funding shortfall with any of the activities contemplated, we may need to cease, delay or defer completion of the activities until the funding shortfall is resolved, if ever. We have hired and maintain staffing, as well as having entered into agreements with third parties to perform activities associated with the BARDA contract. Should we be unable to fully utilize the personnel or third parties as planned, either because of BARDA funding or time limitations, or other reasons, we may be forced to bear costs that we had anticipated would be covered under the contract. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. The uncertainty regarding the duration of the COVID-19 pandemic, and its impact on participating blood centers, hospitals and their patients, severe weather or other natural disaster impacts to sites enrolling our clinical trials may all negatively impact our ability to complete our clinical trials. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreement, our ability to meet the anticipated milestones may be impaired.

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

In February 2021, we entered into an Equity Joint Venture Contract with Shandong Zhongbaokang Medical Implements Co., Ltd. (“ZBK”), to establish Cerus Zhongbaokang (Shandong) Biomedical Co., LTD. (the “JV”) for the purpose of developing, obtaining regulatory approval for, and eventual manufacturing and commercialization of the INTERCEPT blood transfusion for platelets and red blood cells in the People’s Republic of China. We own 51% of equity in the JV and consolidate the JV. The JV will need to obtain regulatory approval for the INTERCEPT Blood System for Platelets and Red Blood Cells before it can begin commercializing in China. In order to obtain that regulatory approval, the JV may need to run additional clinical studies in China. We cannot assure you the JV will be successful in meeting the endpoint, once defined, or that it will ever receive regulatory approval.

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

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. In addition, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits is likely to fully utilize the production capacity of our third-party manufacturer(s). As a result, we may need to allocate manufacturing resources in order to mitigate potential adverse impacts on our supply and mix of platelet kits or plasma kits. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. Although we are actively evaluating alternate suppliers and working with suppliers to make the capital investments to operationalize additional sites within our existing supplier’s networks for certain components and finished kits, we do not have qualified additional sites or suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

We have purchased a last time build of our current model illuminator, which is being phased out of manufacture due to obsolescence of certain components. As a result, we do not intend to continue manufacturing the current model illuminator. We are currently redesigning the illuminator which is expected to take more than twelve months to complete and obtain regulatory approval. Until such time as we obtain approval for the redesigned illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. We understand that components used in the current model illuminator are no longer commercially available beyond what we have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As component become unavailable or obsolete, we may be required to identify and qualify replacement components for the current model illuminator and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. We anticipate that we will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. We and our customers rely on the availability of spare parts to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts for the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so.

We recently signed an agreement with a supplier to produce the new redesigned illuminator. We must transfer over the design documentation and validate our new supplier, as well as secure components for the new redesigned illuminator. Some on the new components require long order lead times and may require that we procure the components in advance of receiving regulatory approval in order to satisfy demand for our products. Until we are able to validate our new supplier, obtain regulatory approvals and sell our newly designed illuminator, sales of illuminators will be limited to the quantity of the current model illuminator that we have on hand. Any failure to, or delays in, receiving regulatory approvals for the redesigned illuminator, or increased costs associated with mitigating any such delays, could materially and adversely affect our business, financial condition, results of operations and growth prospects and impair our sales and ability to penetrate new markets.

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

Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. While our net losses are narrowing, at our expected and guided sales levels of the platelet, plasma and cryoprecipitation systems, and of IFC, our costs to manufacture, distribute, market, sell, support the systems and develop new products are likely to continue to be in excess of our product revenue. We expect to incur additional research and development costs associated with the development of different configurations of existing product candidates and products and our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies or registry studies we are and may be required to conduct in connection with the approvals of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE Certificate of Conformity and CE Marking for our red blood cell system in Europe. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities. In addition, we may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales.

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

As of March 31, 2022, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $69.8 million. All of our current and future assets, except for intellectual and certain investments in subsidiaries and affiliates, are secured, are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement.

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

In the past, a meaningful amount of our product revenue has come from sales to distributors for the Russian, other CIS countries, as well as Middle Eastern markets. While we believe that all patients wanting access to INTERCEPT-treated blood components should have access, Russia’s ongoing war against Ukraine and the elevated U.S. and EU sanctions imposed against Russia has made servicing our distributor in Russia more difficult. Furthermore, because of the severe devaluation of the Ruble in the currency markets, our products have become more costly for the Russian market. Should the situation persist or worsen, including sanctions in response to the war, we may be unable to service our Russian distributor. Weakness and/or instability in worldwide oil demand and/or prices, civil, political and economic disturbances any potential spillover effect may have a negative impact on markets that we service.

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

For example, product sales of the INTERCEPT Blood System sold in many countries outside of the U.S. are typically invoiced to customers in Euros. In addition, we purchase finished INTERCEPT disposable kits for our platelet and plasma systems and incur certain operating expenses in Euros and other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and cash payments for expenses to support our international operations. Significant fluctuations in the volatility of foreign currencies relative to the U.S. dollar may materially affect our results of operations. In addition, in a period where the U.S. dollar is strengthening/weakening as compared to Euros and other currencies we transact in, our product revenues and expenses denominated in Euros or other foreign currencies are translated into U.S. dollars at a lower/higher value than they would be in an otherwise constant currency exchange rate environment. Currently we do not have a formal hedging program to mitigate the effects of foreign currency volatility. As our commercial operations grow globally, our operations are exposed to more currencies and as a result our exposure to foreign exchange risk will continue to grow.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

10.1	2021 and 2022 Executive Officer Compensation Arrangements.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (6)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CERUS CORPORATION

Date: May 5, 2022	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)