Form 10-Q
period 2022-06-30
CERUS CORP
filed 2022-08-04
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 22, 2022, there were 177,090,364 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,309	$48,759
Short-term investments	74,738	80,600
Accounts receivable	26,837	25,129
Current inventories	27,758	26,793
Prepaid and other current assets	3,030	5,821
Total current assets	164,672	187,102
Non-current assets:
Property and equipment, net	11,201	12,208
Operating lease right-of-use assets	13,259	12,971
Goodwill	1,316	1,316
Restricted cash	2,014	2,285
Other assets	23,994	21,617
Total assets	$216,456	$237,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,355	$35,608
Accrued liabilities	18,275	25,673
Debt – current	28,680	14,697
Operating lease liabilities – current	1,994	1,905
Deferred product revenue	975	673
Total current liabilities	79,279	78,556
Non-current liabilities:
Debt – non-current	41,065	54,724
Operating lease liabilities – non-current	16,221	16,260
Other non-current liabilities	3,130	2,342
Total liabilities	139,695	151,882
Commitments and contingencies
Stockholders' equity:
Common stock	177	174
Additional paid-in capital	1,062,760	1,048,936
Accumulated other comprehensive loss	(2,153)	(149)
Accumulated deficit	(985,015)	(964,342)
Total Cerus Corporation stockholders' equity	75,769	84,619
Noncontrolling interest	992	998
Total liabilities and stockholders' equity	$216,456	$237,499

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Product revenue	$40,999	$31,484	$78,443	$54,863
Cost of product revenue	19,718	15,323	37,794	26,418
Gross profit on product revenue	21,281	16,161	40,649	28,445
Government contract revenue	6,632	6,279	12,208	12,466
Operating expenses:
Research and development	15,216	17,083	29,273	32,831
Selling, general and administrative	19,532	19,758	40,267	38,928
Total operating expenses	34,748	36,841	69,540	71,759
Loss from operations	(6,835)	(14,401)	(16,683)	(30,848)
Non-operating expense, net:
Foreign exchange (loss) gain	(104)	118	(302)	(278)
Interest expense	(1,348)	(1,338)	(2,728)	(2,310)
Other (expense) income, net	(30)	337	(812)	793
Total non-operating expense, net	(1,482)	(883)	(3,842)	(1,795)
Loss before income taxes	(8,317)	(15,284)	(20,525)	(32,643)
Provision for income taxes	78	77	154	175
Net loss	(8,395)	(15,361)	(20,679)	(32,818)
Net loss attributable to noncontrolling interest	(6)	—	(6)	—
Net loss attributable to Cerus Corporation	$(8,389)	$(15,361)	$(20,673)	$(32,818)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.05)	$(0.09)	$(0.12)	$(0.19)
Weighted average shares outstanding:
Basic and diluted	176,944	171,240	175,718	170,039

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(8,395)	$(15,361)	$(20,679)	$(32,818)
Other comprehensive loss
Unrealized losses on available-for-sale investments, net of taxes	(518)	(139)	(2,004)	(357)
Comprehensive loss	(8,913)	(15,500)	(22,683)	(33,175)
Comprehensive loss attributable to noncontrolling interest	(6)	—	(6)	—
Total comprehensive loss attributable to Cerus Corporation	$(8,907)	$(15,500)	$(22,677)	$(33,175)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2021	173,670	$174	$1,048,936	$(149)	$(964,342)	$998	$85,617
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	3,134	3	2,135	—	—	—	2,138
Stock-based compensation	—	—	6,426	—	—	—	6,426
Other comprehensive loss	—	—	—	(1,486)	—	—	(1,486)
Net loss	—	—	—	—	(12,284)	—	(12,284)
Balances as of March 31, 2022	176,804	$177	$1,057,497	$(1,635)	$(976,626)	$998	$80,411
Issuance of common stock from exercise of stock options and vesting of restricted stock units	274	—	256	—	—	—	256
Stock-based compensation	—	—	5,007	—	—	—	5,007
Other comprehensive loss	—	—	—	(518)	—	—	(518)
Net loss	—	—	—	—	(8,389)	(6)	(8,395)
Balances as of June 30, 2022	177,078	$177	$1,062,760	$(2,153)	$(985,015)	$992	$76,761

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2020	168,170	$168	$1,012,932	$674	$(909,968)	$103,806
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	2,621	—	1,171	—	—	1,171
Stock-based compensation	—	—	5,333	—	—	5,333
Other comprehensive loss	—	—	—	(218)	—	(218)
Net loss	—	—	—	—	(17,457)	(17,457)
Balances as of March 31, 2021	170,791	$168	$1,019,436	$456	$(927,425)	$92,635
Issuance of common stock from exercise of stock options and vesting of restricted stock units	781	4	1,290	—	—	1,294
Stock-based compensation	—	—	5,808	—	—	5,808
Other comprehensive loss	—	—	—	(139)	—	(139)
Net loss	—	—	—	—	(15,361)	(15,361)
Balances as of June 30, 2021	171,572	$172	$1,026,534	$317	$(942,786)	$84,237

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(20,679)	$(32,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,627	1,571
Stock-based compensation	11,433	11,141
Non-cash operating lease cost	704	706
Changes in valuation of warrant investment	236	(402)
Net loss on sale of available-for-sale securities	91	—
Unrealized gain on investments	(587)	(249)
Impairment of long-lived assets	542	—
Non-cash interest expense	921	481
Foreign currency remeasurement loss	571	197
Changes in operating assets and liabilities:
Accounts receivable	(1,844)	(2,134)
Inventories	(2,722)	(8,006)
Prepaid and other assets	1,677	(2,580)
Accounts payable	(6,013)	7,389
Accrued liabilities and other non-current liabilities	(8,060)	(1,708)
Deferred product revenue	302	294
Net cash used in operating activities	(21,801)	(26,118)
Investing activities
Capital expenditures	(191)	(225)
Purchases of investments	(13,216)	(2,026)
Proceeds from maturities and sale of investments	16,554	33,500
Net cash provided by investing activities	3,147	31,249
Financing activities
Net proceeds from equity incentives	2,512	2,094
Offering costs from public offerings	(94)	(292)
Net proceeds on revolving line of credit	233	813
Proceeds from loans	—	15,000
Net cash provided by financing activities	2,651	17,615
Effect of exchange rates on cash, cash equivalents, and restricted cash	(718)	(363)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,721)	22,383
Cash, cash equivalents, and restricted cash, beginning of period	51,044	38,903
Cash, cash equivalents, and restricted cash, end of period	$34,323	$61,286

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation, its subsidiary, and its variable interest entity in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance, after elimination of all intercompany accounts and transactions (together with Cerus Corporation, hereinafter “Cerus” or the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any future periods.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021, which were included in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on February 22, 2022. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements as of that date.

Use of Estimates

The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the nature and timing of satisfaction of performance obligations, the timing when the customer obtains control of products or services, the standalone selling price (“SSP”) of performance obligations, variable consideration, the collectability of accounts receivable, inventory classification and related reserves, fair values of investments, the allowance for credit losses, stock-based compensation, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, accrued liabilities, and incremental borrowing rate, among others. The Company bases its estimates on historical experience, future projections, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

Revenue

Revenue is recognized by applying the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s main source of revenue is product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems” or “disposable kits”), UVA illumination devices (“illuminators”), INTERCEPT Fibrinogen Complex (“IFC”), spare parts and storage solutions, and maintenance services of illuminators. The Company sells its platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. The Company sells its IFC primarily to hospitals and blood banks. The Company uses a binding purchase order or signed sales contract as evidence of a contract and satisfaction of its policy. Generally, the Company’s sales contracts for disposable kits and illuminators with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. The contracts with customers can include various combinations of products and, to a lesser extent, services. The Company must determine whether products or services are capable of being distinct and accounted for as separate performance obligations, or are accounted for as a combined performance obligation. The Company must allocate the transaction price to each performance obligation on a relative SSP basis and recognize the product revenue when the performance obligation is satisfied. The Company determines the SSP by using the historical selling price of the products and services. If the amount of consideration in a contract is variable, the Company estimates the amount of variable consideration that should be included in the transaction price using the most likely amount method, to the extent it is probable that a significant future reversal of cumulative product revenue under the contract will not occur. Product revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those products or services. Product revenue from the sale of illuminators, disposable kits, IFC, spare parts and storage solutions are recognized upon the transfer of control of the products to the customer. Product revenue from maintenance services are recognized ratably on a straight-line basis over the term of maintenance as customers simultaneously consume and receive benefits. Freight costs charged to customers are recorded as a component of product revenue. Taxes that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such tax from product revenue.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and six months ended June 30, 2022 and 2021, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Product revenue:
North America	$25,579	$14,647	$47,777	$24,311
Europe, Middle East and Africa	14,898	16,231	29,700	29,508
Other	522	606	966	1,044
Total product revenue	$40,999	$31,484	$78,443	$54,863

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally requires payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration is estimated to be unconditional. The Company had no product revenue related contract assets at June 30, 2022 and December 31, 2021.

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

Research and Development Expenses

Research and development (“R&D”) expenses are charged to expense when incurred, including cost incurred pursuant to the terms of the Company’s U.S. government contracts. R&D expenses include salaries and related expenses for scientific and regulatory personnel, payments to consultants, supplies and chemicals used in in-house laboratories, costs of R&D facilities, depreciation of equipment and external contract research expenses, including clinical trials, preclinical safety studies, other laboratory studies, process development and product manufacturing for research use.

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

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities that are designated as available-for-sale and classified as short-term investments. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities are recorded in “Unrealized gains (losses) on available-for-sale investments, net of taxes” on the Company’s condensed consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments, if any, are determined on a specific identification method, and are recorded in “Other (expense) income, net” on the Company’s condensed consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of June 30, 2022 and December 31, 2021, $1.8 million and $1.1 million, respectively, were included in “Other assets” on the Company’s condensed consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of June 30, 2022 and December 31, 2021, $0.2 million and zero, respectively, were included in “Accrued liabilities” on the Company's condensed consolidated balance sheets, and $1.7 million and $1.2 million, respectively, were included in “Other non-current liabilities” on the Company's condensed consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income (expense), net”, on the Company’s condensed consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of June 30, 2022 and December 31, 2021, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of June 30, 2022 and December 31, 2021, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At June 30, 2022, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers and two customers that accounted for more than 10% of the Company’s outstanding accounts receivable at June 30, 2022 and December 31, 2021, respectively. These customers cumulatively represented approximately 67% and 48% of the Company’s outstanding trade receivables at June 30, 2022 and December 31, 2021, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At June 30, 2022 and December 31, 2021, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 month shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished

INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Other assets” in the condensed consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At June 30, 2022 and December 31, 2021, the Company had $0.4 million and $0.2 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

Goodwill

Goodwill is not amortized, but instead is subject to an impairment test performed on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Such impairment analysis is performed on August 31 of each year, or more frequently if indicators of impairment exist. The test for goodwill impairment may be assessed using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the Company must then proceed with performing the quantitative goodwill impairment test. The Company may choose not to perform the qualitative assessment to test goodwill for impairment and proceed directly to the quantitative impairment test; however, the Company may revert to the qualitative assessment to test goodwill for impairment in any subsequent period. The quantitative goodwill impairment test compares the fair value of each reporting unit with its respective carrying amount, including goodwill. The Company has determined that it operates as one reporting unit and estimates the fair value of its one reporting unit using the enterprise approach under which it considers the quoted market capitalization of the Company as reported on the Nasdaq Global Market. The Company considers quoted market prices that are available in active markets to be the best evidence of fair value. The Company also considers other factors, which include future forecasted results, the economic environment and overall market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, limited to the carrying amount of goodwill in the Company’s one reporting unit.

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

During September 2021, the Company contributed certain intangible intellectual property rights with zero recorded cost basis and recognized the $1.0 million equity funding contributed by ZBK as cash and as Noncontrolling interest in the Stockholders’ equity section of the condensed consolidated balance sheet. Operating expenses for the JV are de minimis for all periods presented.

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns for years 2001 through 2020, California tax returns for years through 2020, and Netherlands tax returns for years 2018 through 2020 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a valuation allowance on substantially all of its net deferred tax assets.

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and six months ended June 30, 2022 and 2021, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2022 and 2021 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average number of anti-dilutive potential shares:
Stock options	16,051	16,863	15,716	16,760
Restricted stock units	7,775	6,777	7,568	6,581
Employee stock purchase plan rights	—	33	76	40
Total	23,826	23,673	23,360	23,381

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company did not have finance leases.

ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease, when the options are reasonably certain to be exercised. Operating leases are recognized on a straight-line basis over the lease term.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at June 30, 2022 and December 31, 2021.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at June 30, 2022 (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$6,351	$—	$—	$—	$6,351
United States government agency securities	25,364	4	(618)	—	24,750
Corporate debt securities	48,354	4	(1,372)	—	46,986
Mortgage-backed securities	3,173	4	(175)	—	3,002
Total available-for-sale securities	$83,242	$12	$(2,165)	$—	$81,089

The following is a summary of available-for-sale securities at December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$7,170	$—	$—	$—	$7,170
United States government agency securities	25,761	1	(77)	—	25,685
Corporate debt securities	52,611	105	(156)	—	52,560
Mortgage-backed securities	2,377	—	(22)	—	2,355
Total available-for-sale securities	$87,919	$106	$(255)	$—	$87,770

Available-for-sale securities at June 30, 2022 and December 31, 2021, consisted of the following by contractual maturity (in thousands):

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$32,200	$32,044	$44,873	$44,952
Greater than one year and less than five years	51,042	49,045	43,046	42,818
Total available-for-sale securities	$83,242	$81,089	$87,919	$87,770

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$44,197	$(1,372)	$—	$—	$44,197	$(1,372)
United States government agency securities	23,614	(618)	—	—	23,614	(618)
Mortgage-backed securities	2,702	(175)	—	—	2,702	(175)
Total	$70,513	$(2,165)	$—	$—	$70,513	$(2,165)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$27,909	$(153)	$998	$(3)	$28,907	$(156)
United States government agency securities	18,367	(75)	1,019	(2)	19,386	(77)
Mortgage-backed securities	2,355	(22)	—	—	2,355	(22)
Total	$48,631	$(250)	$2,017	$(5)	$50,648	$(255)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and six months ended June 30, 2022 and 2021, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The Company recorded no gross realized gains or losses from the sale or maturity of available-for-sale investments during the six months ended June 30, 2021. The Company recorded no gross realized gains and $0.1 million of gross realized losses from the sale or maturity of available-for-sale investments during the six months ended June 30, 2022.

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

To estimate the fair value of Level 2 debt securities as of June 30, 2022, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

To estimate the fair value of the Company’s Level 3 warrant investments as of June 30, 2022, the Company uses a standard Black-Scholes option pricing model, using a class volatility consistent with the seniority and preference rights of the underlying preferred stock. Key assumptions used in the valuation include the privately held company’s preferred stock price, warrant exercise price, equity volatility, expected term of warrant, risk-free interest rates, and details specific to the warrant. The Company recognizes the changes in the fair value of this warrant in “Other income, net” on the Company’s condensed consolidated statements of operations.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at June 30, 2022 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$6,351	$6,351	$—	$—
United States government agency securities	Short-term investments	24,750	—	24,750	—
Corporate debt securities	Short-term investments	46,986	—	46,986	—
Mortgage-backed securities	Short-term investments	3,002	—	3,002	—
Total short-term investments		81,089	6,351	74,738	—
Warrants	Other assets	334	—	—	334
Total financial assets		$81,423	$6,351	$74,738	$334

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2021 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$7,170	$7,170	$—	$—
United States government agency securities	Short-term investments	25,685	—	25,685	—
Corporate debt securities	Short-term investments	52,560	—	52,560	—
Mortgage-backed securities	Short-term investments	2,355	—	2,355	—
Total short-term investments		87,770	7,170	80,600	—
Warrants	Other assets	570	—	—	570
Total financial assets		$88,340	$7,170	$80,600	$570

The Company did not have any transfers among fair value measurement levels during the three and six months ended June 30, 2022 and 2021.

The following table provides a summary of the total gain recognized in the Company’s condensed consolidated statements of operations due to changes in the fair value of the warrant (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Loss) gain from changes in the fair value of level 3 investments	$(44)	$182	$(236)	$402

Note 3. Inventories, net

Inventories, net at June 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$13,557	$15,664
Work-in-process	14,337	5,044
Finished goods	17,570	22,129
Total inventories	45,464	42,837
Less: non-current inventories	17,706	16,044
Total current inventories	$27,758	$26,793

Non-current inventories, which primarily consists of raw materials and work-in-process, is included in “Other assets” in the condensed consolidated balance sheets.

Note 4. Accrued Liabilities

Accrued liabilities at June 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation and related costs	$12,330	$18,506
Other accrued expenses	5,945	7,167
Total accrued liabilities	$18,275	$25,673

Note 5. Debt

Term Loan Debt at June 30, 2022, consisted of the following (in thousands):

	Principal	Unamortized Discount	Total
Term Loan Credit Agreement	$55,000	$(185)	$54,815
Less: current portion of term loan	(13,750)	—	(13,750)
Non-current portion of term loan	$41,250	$(185)	$41,065

Term Loan Debt at December 31, 2021, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan Credit Agreement	$55,000	$(276)	$54,724
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$55,000	$(276)	$54,724

Principal, interest and fee payments on Term Loan Credit Agreement at June 30, 2022, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2022	$—	$2,097	$2,097
2023	41,250	3,134	44,384
2024	13,750	1,826	15,576
Total	$55,000	$7,057	$62,057

Loan Agreements

On March 29, 2019, the Company entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) with MidCap Financial Trust (“MidCap”) to borrow up to $70 million in three tranches (collectively “2019 Term Loan”), with a maturity date of March 1, 2024. The first advance of $40.0 million (“Tranche 1”) was drawn by the Company on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under a prior loan agreement. The second advance of $15.0 million (“Tranche 2”) was drawn by the Company on March 29, 2021. The third advance of $15.0 million (“Tranche 3”) expired on December 31, 2021. The borrowings under the 2019 Term Loan bear interest at the sum of a fixed percentage spread and the greater of (i) 1.8% or (ii) one month LIBOR. At June 30, 2022, the effective interest rate on the Term Loan was approximately 7.50%. This debt requires interest-only payments through March 1, 2023, followed by 12 months of payments with interest and equal payment of principal. Prepayments of the 2019 Term Loan under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary of the applicable funding date, at which time there is no early termination fee. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company. The Company uses the effective interest method to recognize the final payment over the term of the debt.

The Company also maintains a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) with MidCap. The borrowing limit under the Revolving Loan Credit Agreement is $15.0 million. The amount borrowed under the Revolving Loan Credit Agreement can be increased, upon request by the Company, by up to an additional $5.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Revolving Loan Credit Agreement has a maturity date of March 1, 2024. Amounts drawn under the Revolving Loan Credit Agreement bear interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one-month LIBOR. There are also fractional fees based on the amounts either drawn or undrawn. If the Revolving

Loan Credit Agreement is terminated before maturity or the funding obligation is permanently reduced, there are termination fees which decline each anniversary until the third anniversary, at which time there is no termination fee. As of June 30, 2022 and December 31, 2021, the Company had borrowed $14.9 million and $14.7 million under the Revolving Loan Credit Agreement, respectively, which is included in “Debt – current” in the Company's condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at June 30, 2022. Additionally, both agreements are secured by substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cash payments for operating leases	$1,686	$1,792
Right-of-use assets obtained in exchange for operating lease obligations	1,315	51

	Six Months Ended
	June 30,
	2022	2021
Weighted-average remaining lease term	6.9 years	8.1 years
Weighted-average discount rate	8.4%	8.9%

Future minimum non-cancelable payments under operating leases as of June 30, 2022, were as follows (in thousands):

Operating Leases
2022 (remainder)	$2,173
2023	3,452
2024	3,313
2025	2,975
2026	3,010
Thereafter	10,765
Total future lease payments	25,688
Less imputed interest	7,473
Present value of lease liabilities	$18,215

The operating lease expense for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease expense	$721	$843	$1,569	$1,645

As of June 30, 2022, the Company had no leases that have not yet commenced.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of June 30, 2022, the Company had $19.0 million of short-term purchase commitments and $2.7 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

Note 7. Stockholders’ Equity

Sales Agreement

On December 11, 2020, the Company entered into the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (each a “Sales Agent” and collectively, the “Sales Agents”), under which the Company may issue and sell from time to time up to $100.0 million of the Company’s common stock through or to the Sales Agents, as sales agent or principal. Under the Sales Agreement, each Sales Agent receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of the Company’s common stock. The issuance and sale of these shares by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the six months ended June 30, 2022, no shares of the Company’s common stock were sold under the Sales Agreement. At June 30, 2022, the Company had approximately $96.8 million of common stock available to be sold under the Sales Agreement.

Note 8. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. At June 30, 2022, the Company had 1.5 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12 million shares. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock granted under the Amended 2008 Plan are limited to 500,000 shares of common stock per calendar year. Performance-based cash awards granted under the Amended 2008 Plan are limited to $1.0 million per recipient per calendar year. At June 30, 2022, 1.4 million shares of performance-based stock awards were outstanding.

At June 30, 2022, the Company had approximately 39.4 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 16.1 million shares and 7.9 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 15.4 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2021	15,092	$5.02
Granted	1,624	5.62
Exercised	(507)	3.85
Forfeited/canceled	(86)	6.05
Balance at June 30, 2022	16,123	5.11

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2021	6,689	$5.90
Granted (1)	4,382	5.72
Vested (1)	(2,788)	5.65
Forfeited (1)	(420)	5.90
Balance at June 30, 2022	7,863	5.90
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

Note 9. Income Taxes

The Company recorded income tax expense of $0.1 million for the three months ended June 30, 2022 and 2021, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of $0.2 million for the six months ended June 30, 2022 and 2021, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary.

Note 10. Development and License Agreements

Agreements with Fresenius

In May 2022, the Company entered into the Second Amended and Restated Supply and Manufacturing Agreement (“2022 Agreement”) with Fresenius Kabi AG, Fenwal France SAS, and Fenwal International, Inc. (collectively, “Fresenius”) for the manufacture and production of disposable sets for the INTERCEPT Blood System until December 31, 2031. Under the terms of the 2022 Agreement, Fresenius is obligated to manufacture, and Company is obligated to purchase, finished disposable kits for the platelet and plasma systems. Fresenius sources most of the components used in the production of disposable kits, except for certain other components that the Company sources from other third-parties and provides to Fresenius for inclusion into the finished disposable kits. The 2022 Agreement permits the Company to purchase sets for the platelet and plasma systems from third-parties to the extent necessary to maintain supply qualifications with such third-parties or where local or regional manufacturing is needed to obtain product registrations or sales. Fresenius will expand manufacturing of the disposable sets to three production facilities, following qualification and licensure of such additional facilities. The term of the 2022 Agreement will automatically renew for successive two-year periods unless terminated by either party upon two years’ prior written notice, in the case of the initial term, or one year prior written notice, in the case of any successive renewal term. Each party has normal and customary termination rights, including termination for material breach. Pricing under the 2022 Agreement for the initial term is based on volume purchases by the Company and subject to an annual adjustment based on variation in a price index.

Government contracts

In June 2016, the Company entered into an agreement with Biomedical Advanced Research and Development Authority (“BARDA”) to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In June 2022, BARDA committed an additional $23 million raising the committed funding to up to $149.5 million as of June 30, 2022, and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $246.5 million through December 31, 2025. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for up to $10 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

As of June 30, 2022 and December 31, 2021, $5.7 million and $4.7 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

In September 2020, the Company entered into a five-year agreement with the U.S. Food and Drug Administration for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total potential contract value is $11.1 million. As of June 30, 2022 and December 31, 2021, $0.3 million and $0.2 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to FDA.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
American Red Cross	35%	27%	35%	24%
Établissement Français du Sang	12%	18%	13%	20%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of results that may occur in future periods.

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

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System. Our INTERCEPT Blood System is intended for use with blood components and certain of their derivatives: plasma, platelets, red blood cells and to produce IFC, and pathogen reduced plasma, cryoprecipitate reduced. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received a broad range of regulatory approvals and certifications, including but not limited to U.S. Food and Drug Administration, or FDA, approval in the U.S., and CE Certificates of Conformity for our Class III products allowing us to affix the CE Mark to these products in the European Union, or the EU, and approvals or certifications in other jurisdictions that recognize the CE Mark, and are being marketed and sold in a number of countries around the world, including the U.S., certain countries in Europe, the Commonwealth of Independent States, or CIS, the Middle East, and Latin America and selected countries in other regions of the world. Additionally, we have received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. The INTERCEPT Blood System for Cryoprecipitation uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. In addition, the INTERCEPT Blood System for Cryoprecipitation is used to produce pathogen reduced plasma, cryoprecipitate reduced. We currently sell the platelet and plasma systems using our direct sales force and through distributors and we sell IFC or disposable kits to manufacture IFC in the U.S. using our direct sales force.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new European Union Medical Device Regulation, or MDR. However, we do not expect a decision concerning certification will occur for at least another 12 months, if ever. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q for additional information with respect timing of the ultimate decision on our CE Certificate of Conformity application. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. Due to the COVID-19 pandemic, many of the hospital sites conducting our RedeS and ReCePI studies suspended enrollment to focus on their response to the pandemic. Should the COVID-19 pandemic persist or heighten, we could see renewed or further delays to trial enrollment. In addition, we will need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. We must demonstrate to the FDA an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice and ISO standards for the manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system from the FDA.

In June 2022, we extended portions our agreement with BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, through December 2025. The agreement provides funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of emerging pathogens. The RedeS and ReCePI and other studies are being funded as part of our agreement with BARDA. Under the contract, BARDA reimburses us for allowable direct contract costs, as such costs are incurred, and for allowable indirect costs. See the discussion under “BARDA” below for more information. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment for the RedeS and ReCePI studies because of the COVID-19 pandemic or any other reason, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. Beginning in 2021, we began supplying INTERCEPT Blood System for Cryoprecipitation to select blood centers that manufacture IFC for us, and in 2021, we completed our first sale of IFC to a hospital customer. We plan to sell the finished IFC made by our manufacturing blood center partners directly to hospitals. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete its process validations and obtain site-specific licenses from FDA Center for Biologics Evaluation and Research, or CBER, before we or they can sell finished IFC to hospital customers outside of the states producing IFC. While three of our manufacturing partners received their Biologics License Application, or BLAs from CBER, we plan to continue working with our other U.S.-based blood centers manufacturing partners to support these activities and any delay in obtaining these licenses would adversely impact the nationwide availability of our finished IFC in the U.S. In addition, we have entered into certain agreements with blood centers and blood center affiliate organizations to sell the INTERCEPT Blood System for Cryoprecipitation kits which will allow those blood centers and blood center affiliate organizations to produce finished IFC for their own sales efforts to hospitals.

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

As a result of economic conditions, general global economic uncertainty, political change, and other factors, including uncertainty associated with the COVID-19 pandemic, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, the COVID-19 pandemic and the ensuing monetary policies of many countries has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past two years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which in turn has negatively impacted equity values, including the value of our common stock. Furthermore, we expect that the costs of our business may increase as labor rates and prices rise in the current inflationary environment, transportation costs increase, and global supply chain constraints impact availability of our products. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval or certification in the EU, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time our existing operations provide sufficient cash flow to conduct these trials.

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

Fresenius

Fresenius Kabi AG, Fenwal France SAS, and Fenwal International, Inc., or Fresenius, manufactures and supplies the platelet and plasma systems to us under our Second Amended and Restated Supply and Manufacturing Agreement, or the 2022 Agreement, until December 31, 2031. Fresenius is obligated to sell, and we are obligated to purchase finished disposable kits for the platelet and plasma systems. The 2022 Agreement permits us to purchase sets for the platelet and plasma systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. The term of the 2022 Agreement will automatically renew for successive two-year periods unless terminated by either party upon two years’ prior written notice, in the case of the initial term, or one year prior written notice, in the case of any successive renewal term. Each party has normal and customary termination rights, including termination for material breach. Pricing under the 2022 Agreement for the initial term is based on volume purchases by us and subject to an annual adjustment based on variation in a price index. For a discussion of the risks presented to our supply chain by the COVID-19 pandemic, see “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q.

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

This agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of June 30, 2022, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $149.5 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $246.5 million through December 31, 2025. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. If certain additional Option Periods are exercised by BARDA, we will be responsible for up to $10 million of co-investment. See Note 10, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with BARDA.

In September 2020, we entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. Under the agreement, we are reimbursed and will recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The total potential contract value is $11.1 million. See Note 10, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with the FDA.

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

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and business around the world. At times, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and non-essential business shutdowns, which have led to severe disruptions to the global and U.S. economies that may continue for a prolonged duration and has triggered a recession or a period of economic slowdown. We do not yet know the full extent of potential impacts on our product revenues, business operations, clinical trials, or overall financial projections. Should our employees, notably laboratory-based personnel, experience a surge in infections, our ability to complete research and development activities may be impaired. As such, certain studies and trials may be delayed for an extended period of time. Furthermore, key deployment and technical service personnel, if infected, will not be able to support customers timely or effectively which could negatively impact our ability to support customers looking to begin INTERCEPT use or those experiencing any operational difficulties. The extent and duration of the pandemic is highly uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, which could also impact trends and expectations as described in more detail below.

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2021. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Three and six months ended June 30, 2022 and 2021

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Product revenue	$40,999	$31,484	$9,515	30%	$78,443	$54,863	$23,580	43%
Government contract revenue	6,632	6,279	353	6%	12,208	12,466	(258)	(2%)
Total revenue	$47,631	$37,763	$9,868	26%	$90,651	$67,329	$23,322	35%

Product revenue increased during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, primarily due to year-over-year sales volume growth in disposable platelet system kit sales to U.S. customers, due in part to the FDA Guidance Document on platelet safety that went into effect on October 1, 2021. We anticipate product revenue for INTERCEPT disposable kits will increase in future periods driven by the expected continued expansion of U.S. sales, increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway. In addition, we expect to see IFC product revenue increase in future periods. However, a deterioration of the Euro relative to the U.S. dollar has in the recent past, and could in the future, have a material impact on our product revenues, as a significant portion of our product revenue is still expected to be derived from European based customers. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

Government contract revenue remained relatively flat during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. Given the ongoing effects that the COVID-19 pandemic has on our BARDA funded activities, we do not anticipate that government contracts revenue will materially change from historical long-term trends.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Cost of product revenue	$19,718	$15,323	$4,395	29%	$37,794	$26,418	$11,376	43%

Cost of product revenue increased during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. The increase was primarily due to the volume of product sold driven largely by a year-over-year increase in platelet kit sales to U.S. customers, and the negative impact of foreign exchange rates.

Our gross margin on product sales was 52% during the three months ended June 30, 2022, compared to 51% during the three months ended June 30, 2021. Our gross margin on product sales was 52% during the six months ended June 30, 2022, compared to 52% during the six months ended June 30, 2021. Margins were impacted by the mix of geographies into which products were sold, with the U.S. kit sales growing over sales in other regions and, to a lesser extent product mix, with platelet kit sales representing a larger proportion of overall sales during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. In addition, freight costs during the three and six months ended June 30, 2022, were higher than the same period in the prior year. Changes in our gross margin on product sales are affected by various factors, including selling prices to customers, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, the mix of product sold, and the mix of customers to which products are sold. Furthermore, we may experience cost pressure due to the inflationary environment, increased transportation costs and an adverse impact on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, including those related to the COVID-19 pandemic, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Research and development	$15,216	$17,083	$(1,867)	(11%)	$29,273	$32,831	$(3,558)	(11%)

Research and development expenses decreased during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, primarily due to reduced spend due to the completion of certain activities in the prior year and the timing of activities related to new product development.

We expect to incur additional research and development costs associated with our pursuit of potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., in support of our completed application for a CE Mark for our red blood cell system in the EU, new product development and product enhancements, including potential new label claims, design efforts on our illuminator, and costs associated with performing the activities under our government contracts, and inflationary pressures on labor and study costs. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of the COVID-19 pandemic, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock-based compensation, expenses for our commercialization efforts in a number of countries around the world including those in U.S., Europe, the CIS and the Middle East, Asia, Latin America, and expenses for accounting, tax, internal control, legal, and facility and infrastructure related expenses, and insurance premiums. We expect to incur additional selling, general and administrative costs associated with inflationary pressures on labor and vendor costs.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Selling, general and administrative	$19,532	$19,758	$(226)	(1%)	$40,267	$38,928	$1,339	3%

Selling, general and administrative expenses remained relatively flat during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Selling, general and administrative expenses increased during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily driven by increased labor costs associated and non-cash stock-based compensation.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	June 30,				June 30,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Foreign exchange (loss) gain	$(104)	$118	$(222)	(188%)	$(302)	$(278)	$(24)	9%
Interest expense	(1,348)	(1,338)	(10)	1%	(2,728)	(2,310)	(418)	18%
Other (expense) income, net	(30)	337	(367)	(109%)	(812)	793	(1,605)	(202%)
Total non-operating expense, net	$(1,482)	$(883)	$(599)	68%	$(3,842)	$(1,795)	$(2,047)	114%

Foreign Exchange (Loss) Gain

We experienced foreign exchange losses during the three months ended June 30, 2022, compared to foreign exchange gains during the three months ended June 30, 2021. Foreign exchange losses increased during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. These are primarily due to foreign exchange variations between the Euro and the U.S. dollar which began during the second half of 2021 and has steepened during the quarter ended June 30, 2022.

Interest Expense

Interest expense remained flat during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Interest expense increased during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the interest expense related to our Term Loan Credit Agreement, Tranche 2, of $15.0 million drawn on March 29, 2021. Should interest rates continue to increase, the rates that we are obligated to pay under our Credit Agreements may increase, potentially leading to higher interest expense.

Other (Expense) Income, Net

Other (expenses) income, net decreased during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, primarily due to the decrease in fair value of our investments in certain preferred stocks and warrants.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Provision for income taxes	$78	$77	$1	1%	$154	$175	$(21)	(12%)

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of June 30, 2022 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2022.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of June 30, 2022 and December 31, 2021, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$32,309	$48,759
Short-term investments	74,738	80,600
Restricted cash	2,014	2,285
Total	$109,061	$131,644

Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of June 30, 2022 and December 31, 2021, we had the following indebtedness (in thousands):

	June 30, 2022	December 31, 2021
Debt – current	$28,680	$14,697
Debt – non-current	41,065	54,724
Total	$69,745	$69,421

Operating Activities

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(21,801)	$(26,118)

The decrease in net cash used in operating activities was primarily related to the increased product sales and underlying gross profit, and the timing of payments and continued inventory related purchases and payments related to incentive compensation, during the six months ended June 30, 2022, compared to the same period in 2021. We expect to continue to make investments in inventory ahead of our future forecasted demand and to ensure component availability and mitigate obsolescence, if any.

Investing Activities

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Net cash provided by investing activities	$3,147	$31,249

The decrease in net cash provided by investing activities was primarily the result of lower proceeds from the maturity and sale of our investments to support operations, during the six months ended June 30, 2022, compared to the same period in 2021.

Financing Activities

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Net cash provided by financing activities	$2,651	$17,615

The decrease in net cash provided by financing activities for the six months ended June 30, 2022, was primarily due to the borrowings under our Term Loan Credit Agreement of $15.0 million during the six months ended June 30, 2021. See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information.

Working Capital

(in thousands)	June 30, 2022	December 31, 2021
Working capital	$85,393	$108,546

Working capital decreased as of June 30, 2022, compared to December 31, 2021, primarily due to continued overall use of cash from operations to support the costs associated with product enhancements, costs associated with increasing inventory levels, including securing a reliable supply of components, capital investments with suppliers, initiatives for expanded platelet label claims, preliminary design efforts on our next generation illuminator, and investments associated with the commercial launch of IFC, offset by proceeds from increased product sales and collections.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet, plasma systems and IFC, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our government agreements, and costs related to creating, maintaining and defending our intellectual property. In addition, both our near and long-term capital requirements will require that we continue to invest in capital purchases to support ongoing and proposed studies, in addition to manufacturing capacity expansion to support our growing business. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations, if at all, and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our government contracts, will be sufficient to meet our capital requirements for at least the next 12 months. However, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect, therefore, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit facility prior to April 1, 2023, the principal amounts outstanding under our term debt facility will begin amortizing and will require us to pay amounts as they come due in cash.

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

In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval or certification in the EU if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government agreements, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Commitments

See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

See Note 6, Commitments and Contingencies, in Part I of this Quarterly Report on Form 10-Q for more information on the operating leases and purchase commitments.

We did not have any off-balance sheet arrangements as of June 30, 2022.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three and six months ended June 30, 2022 and 2021, respectively. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2022, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended June 30, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We have no prior experience selling directly to hospitals or expertise complying with regulations governing finished biologics, and our inability to successfully commercialize the INTERCEPT Blood System for cryoprecipitation in the U.S. would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
•
If our competitors develop products superior to ours, market their products more effectively, or receive regulatory approval before our products, our commercial opportunities could be reduced or be eliminated.
•
Clinical trials are costly and time consuming, may take longer than we expect or may not be completed at all, and their outcomes are uncertain. A failure to generate data in clinical trials to support expanded label claims or to support marketing approvals or CE Certificates of Conformity for our product candidates could materially and adversely affect our business, financial condition, results of operations and growth prospects.
•
The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity.
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

As global economic conditions recover from the COVID-19 pandemic, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Continued remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the effects of the COVID-19 pandemic has materially affected and may continue to materially affect how we, our customers, and our suppliers are operating our businesses.

Our sales efforts have historically involved significant in-person interaction with potential customers and distributors. With respect to our commercial activities, many of our hospital and blood bank customers continue to have requirements or restrictions on vendors and visitors meeting with their personnel in person. We have attempted to shift our sales activities to video conferencing and other similar customer interaction models and we have found these alternative approaches to have varying degrees of effectiveness in comparison to in-person sales efforts. In addition, many of our blood center and hospital customers and study sites have experienced staffing shortages. As a result, our ability to reinitiate sales and marketing efforts may be slower than expected or may require compliance with new credentialing certifications by our personnel. To the extent that our employees’ ability to gain access to hospitals and their personnel remains limited, our commercial and sales interactions with those hospitals and our ability to introduce the INTERCEPT Blood System, including IFC, may continue to be impaired. We have deferred certain of our customer events and many planned trade shows have been cancelled and we may further defer or cancel additional customer, employee or industry events, or our participation in such events, in the future. In addition, many new customers and prospective customers have been impacted by the COVID-19 pandemic and their ability to on-board, train staff and implement new technologies, including INTERCEPT, has and may continue to be negatively impacted, which may lead such customers to instead choose to utilize other allowable methods with which they have more familiarity. Moreover, we understand that due to the COVID-19 pandemic, many hospitals are consolidating, are laying off workers or are filing for bankruptcy protection, and other hospitals may have such significant budget shortages that they are unable to afford pathogen-reduced blood components. Blood products are currently in extremely short supply which is impacting our customers. Customers whose operations have been impacted may have difficulty paying timely, may ask for price reductions or may delay or cancel public tenders. In addition, we understand that use of blood components may at times be negatively impacted due to the COVID-19 pandemic and the resulting deferrals of elective procedures requiring use of blood components, including those treated with INTERCEPT. These events, in turn, may negatively impact our potential product revenues from existing and prospective customers. Conversely, during the pendency of the pandemic, certain existing, new and prospective customers have and may continue to ask for increased utilization of our products beyond what was forecast, and we may not be able to timely satisfy this increase in demand. In addition, while our suppliers have initiated business continuity plans with minimal expected disruption to our supply, we cannot be certain that any prolonged, intensified or worsened effect from the pandemic including the impact of emerging variant strains of the SARS-CoV-2 virus would not negatively impact our supply chain. For example, Fresenius, our primary manufacturing partner for our disposable kits, had to reconfigure production workflow to safely produce INTERCEPT disposable kits and in the future, restrictions and other limitations on Fresenius’ ability to conduct business in the ordinary course could negatively impact production of INTERCEPT disposable kits. All of the aforementioned could adversely affect our sales, operating results and overall financial performance.

The COVID-19 pandemic has also negatively impacted our ability to perform many clinical trials, studies and activities, including those covered by our agreement with BARDA. Our ongoing and anticipated clinical trials, the post-approval platelet studies, as well as studies to support label expansion for the platelet system in the U.S. have been delayed because of COVID-19. For example, for a brief time, several of the hospital clinical trial sites for our RedeS and ReCePI studies suspended enrollment and several red blood cell production partners for the studies suspended production in order to conserve red blood cells to meet hospital demand during the pandemic. Many hospital sites are proceeding at a reduced capacity and many are experiencing staffing shortages. Accordingly, many of the activities expected by BARDA have been delayed and will require an extension of time and/or additional funds under the contract to complete. In addition, as the clinical studies and other activities supported by our BARDA contract get further delayed as a result of the COVID-19 pandemic, we will need to continue to rely on modifications and extensions to the BARDA agreement to fund the completion of those activities. Should BARDA disallow any modification or extension, we will need to pay for the costs to complete the activities or stop pursuing them altogether. Further delays may recur in the future if patient enrollment sites need to pause participation in our clinical trials and studies and we cannot be certain that further disruption due to the COVID-19 pandemic can be avoided. Should the COVID-19 pandemic persist, continue to worsen, or resurface at locations where we conduct studies or clinical trials, our ability to commence and complete any contemplated studies may be negatively impacted. Furthermore, should we be unable to deploy personnel, derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed under our contract with BARDA, our cash flows would be negatively impacted and/or we may have to initiate furloughs and layoffs, which would prove disruptive to our management and operations. This in turn would impair our ability to complete ongoing studies or commence new studies.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, including any variants, and the extent and effectiveness of containment actions. Despite the increased availability of vaccines, due to the continuing and evolving nature of the COVID-19 pandemic and the potential for periods of increases in case numbers and emergence and spread of virus variants in markets and communities in which we and our customers operate, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts of the pandemic and its effects on our business, results of operations, or financial condition. In addition, while the potential economic impact brought by the COVID-19 pandemic may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs put in place over the past two years, the U.S. and many countries are currently experiencing an inflationary environment. This has led to the U.S. Federal Reserve taking action to raise interest rates which in turn has negatively impacted equity values, including the value of our common stock. Furthermore, our labor and vendor costs may rise in an inflationary environment, costs to transport our products may increase, and availability and timeliness of shipping may be negatively impacted. To the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.

We depend substantially upon the commercial success of the INTERCEPT Blood System for platelets, plasma and cryoprecipitation in the U.S., and our inability to successfully commercialize the INTERCEPT Blood System in the U.S. would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our business is dependent on our ability to grow and sustain commercialization of the INTERCEPT Blood System in the U.S. Significant product revenue from customers in the U.S. may not occur consistently, if at all, if we are unable to demonstrate that our products are economical, safe and efficacious for potential customers. Similar to our experience in foreign jurisdictions, some potential customers in the U.S. have chosen to first validate our technology or conduct other pre-adoption activities prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. Further, new hospital customers of any of our blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. These administrative processes necessary for implementation of INTERCEPT are further strained due to the staffing shortages seen globally.

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
•
staffing shortages at blood centers, hospitals, study sites or suppliers;
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

In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other parts of the EU and other third countries where we rely on CE Certificates of Conformity and the CE Mark, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our products. The review period for a new MAA can be 12 months or longer following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. Without approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our business, results of operations and financial condition. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. Similar to the U.S., German blood centers will need to successfully market and sell to their hospital customers and understand and assist with the steps that are needed at the hospital level in Germany to administer pathogen-reduced platelets.

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

We have no prior experience selling directly to hospitals or expertise complying with regulations governing finished biologics, and our inability to successfully commercialize the INTERCEPT Blood System for cryoprecipitation in the U.S. would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

While we are beginning to develop an understanding about marketing and selling directly to hospitals, we have no prior experience selling directly to hospitals nor do we have prior experience or expertise complying with regulations governing finished biologics. In order to be successful with a direct-to-hospital sales effort, we may need to contemplate the replacement of expired IFC with new units of IFC at no cost or a reduced cost. We have no experience selling products under this consignment model. The introduction of these new models of doing business require extensive training of our personnel and may lengthen the time it takes for this business unit to be fully operational. In this regard, our blood center customers may view the sale of biologics directly to hospitals as a competitive threat, which may adversely affect our customer relationships, could negatively impact our business prospects and could result in loss of business and revenue. Conversely, we may also sell the disposable kits directly to blood centers for the manufacture of IFC for their own account. As a result, we may be directly competing with these blood centers for the sale of IFC. These blood centers have more experience and existing contracts with hospitals and may be able to offer synergies that we cannot, each of which may negatively impact our ability to compete successfully.

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

We are exposed to potential liability risks inherent in the testing and marketing of medical devices and biologic products. We may be liable if any of our products cause injury, illness or death. Although we complete preclinical and clinical safety testing prior to marketing our products, there may be harmful effects caused by our products that we are unable to identify in preclinical or clinical testing. In particular, unforeseen, rare reactions or adverse side effects related to long-term use of our products may not be observed until the products are in widespread commercial use. Because of the limited duration and number of patients receiving blood components treated with the INTERCEPT Blood System products in clinical trials, it is possible that harmful effects of our products not observed in preclinical and clinical testing could be discovered after a marketing approval, or CE Certificate of Conformity has been received or after affixing the CE Mark to our products. For example, in cases where we have obtained regulatory approval or have affixed the CE Mark to our products, we have demonstrated pathogen reduction to specified levels based on well-established tests. However, there is no way to determine, after treatment by our products, whether our products have completely inactivated all of the pathogens that may be present in blood components. In addition, even if our products inactivate all pathogens in a blood product, it is often difficult to determine if pathogens are introduced after treatment with INTERCEPT due to blood center or hospital mishandling, shipping or other possibilities. For example, we have recently learned of instances where, following treatment with INTERCEPT, mishandling of the treated blood components has introduced environmental bacterium. We must help our blood center customers to remain or increase their vigilance in adopting best practices regarding blood component handling. Failure to adequately address this risk may call into question the efficacy of using pathogen reduction. There is also no way to determine whether any residual amount of a pathogen remains in the blood component treated by our products and there is no way to exclude that such residual amount would be enough to cause disease in the transfused patient or was a result of a potential defect or lack of efficacy of our products. We could be subject to a claim from a patient that tests positive, even though that patient did not contract a disease. In addition, should personnel at clinical study sites or ultimately, potential customers, be harmed by amustaline, or believe they have been or could be harmed by amustaline, our insurance coverage may be insufficient to provide coverage for any related potential liabilities. Amustaline is considered a potent chemical and is the active compound of our red blood cell system.

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

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. While we have trained many customers to break down such donations to volumes and doses compatible with our products other prospective customers may not want to modify their operating practices and may therefore choose alternative compliant practices. In order to address these customers, we would need to develop future configurations of the platelet system to treat platelet donations with such processing parameters, which is not in our current plans. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. While we are seeking to generate acceptable data for Amicus collected platelets stored in 100% plasma, we cannot assure you that the data will be acceptable to the FDA or that we will receive timely approval, if ever. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product. Given the current blood component shortage, increased collection volumes may not be achievable or use of INTERCEPT may be considered less efficient than other operating practices. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. We may also need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. In any event, any failures or delays in obtaining FDA, CE Certificates of Conformity and other regulatory approvals for any new configurations would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could materially harm our product revenue and prospects for potential future profitability.

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

The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity.

While we are in the process of submitting for a CE Certificate of Conformity prior to affixing a CE Mark to our red blood cell system, it has not been approved for marketing or commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary CE Certificate of

Conformity and other regulatory approvals for the product. For instance, regulators or Notified Bodies may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far and submitted for a Certificate of Conformity does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In any event, any failure or further delays in completing the development activities for the red blood cell system would prevent or continue to delay its commercialization, which would materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system.

In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations, other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies or Notified Bodies may require us to perform additional clinical trials before delivering a CE Certificate of Conformity or approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. We must also be able to demonstrate stability of our active compounds manufactured under the FDA’s cGMP regulations and similar requirements outside of the U.S. which meets release specifications. If we are unable to demonstrate an ability to manufacture according to our specifications under cGMP with acceptable stability data, we may be unable to satisfy regulatory questions and requirements which could prevent or delay the potential approval of or our ability to commercialize the red blood cell system. In addition, existing lots of these red blood cell compounds manufactured under cGMP may be dispositioned by regulators or ourselves as unsuitable for clinical use which would impact our ability to produce INTERCEPT-treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our BARDA contract.

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

We will need to successfully conduct and complete license enabling Phase 3 clinical trials in the U.S. and to generate sufficient chronic anemia data for licensure. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in chronic anemia patients may be difficult or impractical, which could significantly delay or preclude our ability to obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete these prerequisite Phase 3 clinical trials or otherwise generate sufficient Phase 3 clinical data. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. If treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. To date, several S-303 antibody events without evidence of hemolysis have been detected in the RedeS and ReCePI studies. We do not yet know if the S-303 antibody events were in the control or test arm, and we cannot provide any assurance that additional S-303 antibody events will not occur, or if they do occur, will not be clinically significant.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for a CE Certificate of Conformity related to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. While a Notified Body has agreed to review our CE Certificate of Conformity application for the red blood cell system, delays can occur for multiple reasons, including due to clock stops for questions on our application for a CE Certificate of Conformity or work load for the Notified Body. In addition, we are currently in discussions with our sole supplier of key components of the red blood cell system with respect to a dispute over its willingness to continue to supply us with such components, without changes, throughout the application process for our CE Certificate of Conformity. Because our CE Certificate of Conformity application under the new MDR for the red blood cell system is specific to this supplier’s existing manufacturing site and manufacturing processes, if we are unable to reach satisfactory resolution of this dispute, or if this supplier is otherwise unable or unwilling to supply us with these components using its existing manufacturing site and manufacturing processes, any approval decision on our CE Certificate of Conformity application would be delayed beyond our current expectations, and we may be required to engage and validate a new supplier for these components, which would substantially delay the timing of a decision on our CE Certificate of Conformity application, perhaps indefinitely. Accordingly, the timing of the ultimate decision on our CE Certificate of Conformity application and the related timing at which we may be able to affix the CE Mark to our product, remains subject to the satisfactory resolution of this dispute, including our current supplier’s willingness to continue to supply us with these components using its existing manufacturing site and manufacturing processes throughout our CE Certificate of Conformity application and afterwards, if obtained, or alternatively, the engagement and validation of a new supplier of these key components, and in any event will be based on questions about our application for a CE Certificate of Conformity and the timing of the responses, and we do not otherwise expect a related decision will occur for at least another 12 months, if ever. Moreover, we do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to support a CE Certificate of Conformity, even if limited to a target patient population having chronic anemia. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We will likely need to generate additional safety and efficacy data in order to achieve broad label claim or market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. These data may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval and market acceptance will need to be resolved prior to the initiation of further clinical trials.

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

Risks Related to Regulatory Approval, CE Certificates of Conformity, and Oversight, and Other Legal Compliance Matters

Our company, our products, and blood products treated with the INTERCEPT Blood System are subject to extensive regulation by domestic, foreign authorities and Notified Bodies.

Our products, both those sold commercially and those under development are subject to extensive and rigorous regulation by local, state and federal regulatory authorities in the U.S. and by foreign regulatory bodies and Notified Bodies. Our products must satisfy rigorous standards of safety and efficacy and we must adhere to quality standards regarding manufacturing and customer-facing business processes in order for the FDA and international regulatory authorities and Notified Bodies to approve them for commercial use. For our product candidates, we must provide the FDA and international regulatory authorities and Notified Bodies with preclinical, clinical and manufacturing data demonstrating that our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale. The process of obtaining required regulatory approvals and certifications is expensive, uncertain and typically takes a number of years. We may continue to encounter significant delays or excessive costs in our efforts to secure necessary approvals, certifications or licenses, or we may not be successful at all. In addition, our labeling claims may not be consistent across markets. We have developed our products with the aim to standardize the volume of platelets treatable by our system, wherever possible, which may not be accepted by all regulators or customers, may require additional data to support approval or certifications or may not produce optimal transfusable blood components. For example, jurisdictions differ in the definition of what constitutes a transfusable unit of platelets and in certain jurisdictions, our approved label claims and the definition of a viable platelet unit for transfusion may allow for a significantly lower or higher platelet count per volume than certain jurisdictions may allow. This variability in platelet count per volume may result in differences in platelet quality once processed and stored using INTERCEPT, and if customers experience sub-optimal platelet quality following INTERCEPT treatment, they may limit their adoption of INTERCEPT or consider adoption of competing blood safety technologies over INTERCEPT.

Governments or regulatory authorities may impose new regulations or other changes or we may discover that we are subject to additional regulations that could further delay or preclude regulatory approval or certifications and subsequent adoption of our potential products. We cannot predict the adoption, implementation or impact of adverse governmental regulation that might arise from future legislative or administrative action.

Outside of the U.S., regulations vary by country, including the requirements for regulatory and marketing approvals, certifications or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to technical documentation supporting the CE Marking of our product, countries outside the EU may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require in-country clinical trial data, among other requirements, or that our products be widely adopted commercially in Europe and the U.S., or may delay such approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the U.S., Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products and the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. Significant product changes or changes in the way customers use our products may require amendments or supplemental approvals to licenses already obtained. Blood centers that do submit applications, supplements or amendments for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

In March 2020, we received extensions of our CE Certificate of Conformity for the platelet and plasma systems to 2024 that was issued on the basis of the MDD. We submitted our CE Certificate of Conformity application for approval of the platelet system under the new MDR in November 2021 and subsequently completed our CE Certificate of Conformity submission for the plasma system under the new MDR, but cannot currently assure you that our products will timely meet the requirements of the new MDR prior to the expirations of our CE Certificate of Conformity that was issued on the basis of the MDD. Our failure to meet the requirements of the new MDR could materially and adversely affect our business, financial condition, results of operations and growth prospects. We or our customers have received approval for the sale and/or use of INTERCEPT-treated platelets and plasma within Europe in France, Switzerland, Germany and Austria. However, we have recently learned that Swiss regulators will no longer accept CE Certificates of Conformity issued on the basis of the MDR for EU based medical devices on the basis of the mutual recognition agreement concluded between the parties. While we are currently in the process of completing the requirements to maintain regulatory approval of our products in Switzerland, we cannot assure you that we will be successful in doing so. In addition, we or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE Mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law, our inability to maintain compliance with regulations or other factors. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our business, financial condition, results of operations and growth prospects would be materially and adversely impacted.

The advertising and promotion of medical devices in the EU is subject to the national laws of EU Member States applying the MDR, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EU Member States governing the advertising and promotion of medical devices. EU Member State legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

Moreover, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products in the EU. We must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory clearances or approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

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

If a regulatory authority or Notified Body suspects or discovers problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility or the manufacturing process at the facility where the product is manufactured, or problems with the quality of product manufactured, or disagrees with the promotion, marketing, or labeling of a product, a regulatory authority may impose restrictions on use of that product, including requiring withdrawal of the product from the market. Our failure to comply with applicable regulatory requirements could result in enforcement action by regulatory agencies, which may include any of the following sanctions:

•
adverse publicity, warning letters, fines, injunctions, seizure, consent decrees and civil penalties;
•
repair, replacement, recall or seizure of our products;
•
operating restrictions or partial suspension or total shutdown of production;
•
delaying or refusing our requests for approval of new products, new intended uses or modifications to our existing products and regulatory strategies;
•
exclusion from participation in government programs, such as Medicare and Medicaid;
•
refusal to grant export or import approval for our products or refusal to allow us to enter into government contracts;
•
additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance;
•
withdrawing or variation in marketing approvals or CE Certificates of Conformity that have already been granted, resulting in prohibitions on sales of our products; and
•
criminal prosecution.

Any of these actions, in combination or alone, could prevent us from selling our products and harm our business. In addition, any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity.

Should we obtain approval or a CE Certificate of Conformity for our red blood cell system, we will likely be required by regulators or Notified Bodies to collect additional data in patients receiving INTERCEPT-treated red blood cells. In addition, assuming approval or certification, we will be required to develop a registry of patients receiving INTERCEPT-treated red blood cells for future data collection and evaluation. To commence, enroll and complete such a registry, we may incur significant costs. Further, introducing and implementing use of such a registry may face data collection challenges or resistance from transfusing physicians, hospitals or patients. We cannot ensure that the data collected in such a registry would support continued use of INTERCEPT-treated red blood cells.

In addition, the regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, increased operation costs or lower than anticipated sales. For example, complying with the new MDR will require considerable time, attention and effort by our manufacturers and us and may limit or delay any contemplated changes to our products or expansion of label claims. In addition, regulators have been impacted by the global staffing shortage, further constraining their ability to review submissions timely.

If we or our third-party suppliers fail to comply with the FDA’s or other regulatory authorities’ or foreign regulatory authorities' good manufacturing practice regulations, it could impair our ability to market our products in a cost-effective and timely manner.

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

We and our third-party suppliers are also required to comply with the cGMP and QSR requirements, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. The FDA and other regulatory authorities, including third country authorities and Notified Bodies, audit compliance with cGMP and QSR requirements through periodic announced and unannounced inspections of manufacturing and other facilities. These audits and inspections may be conducted at any time. The manufacturing facility which produces our platelet and plasma systems was recently audited by the FDA. While there were not objectionable conditions observed during the audit, the FDA or other regulatory authorities may inspect and audit facilities manufacturing or products or components at any time. Complying with and resolving any audit findings may result in additional costs, changes to our manufacturers’ quality management systems or both. Failure to timely resolve and comply to audit findings, if any, may result in enforcement actions and may result in a disruption to the supply of our products. In any event, if we or our suppliers fail to adhere to cGMP and QSR requirements, have significant non-compliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA or other regulatory agency could take enforcement action against us, which could delay production of our products and may include:

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
•
withdrawing or variation of marketing approvals or CE Certificates of Conformity that have already been granted;
•
refusal to grant export or import approval for our products; or
•
criminal prosecution.

Any of the foregoing actions could have a material adverse effect on our reputation, business, financial condition, results of operations and growth prospects.

If we modify our FDA-approved or CE Marked products, we may need to seek additional approvals, which, if not granted, would prevent us from selling our modified products.

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

For those products sold in the EU, we must notify our Notified Body if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. If a significant change is made to products which have been CE Marked on the basis of CE Certificates of Conformities delivered on the basis of the MDD, we may no longer be able to rely on our CE Certificates of Conformities delivered on the basis of the MDD and may need to obtain CE Certificates of Conformity on the basis of the MDR. Obtaining certification can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

We are subject to federal, state and foreign laws governing our business practices which, if violated, could result in substantial penalties and harm our reputation and business.

We are subject to a number of laws that affect our sales, marketing and other promotional activities by, among other things, limiting the kinds of financial arrangements we may have with hospitals, healthcare providers or other potential purchasers of our products. These laws are often broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. For example, within the EU, the control of unlawful marketing activities is a matter of national law and regulations in each of the EU Member States. There are a variety of organizations and entities within EU Member States which monitor perceived unlawful marketing activities. We could face civil, criminal and administrative sanctions if it is determined that we have breached our obligations in any EU Member State in respect of our marketing activities. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

In addition, there are numerous U.S. federal, state and local healthcare regulatory laws, and equivalent foreign laws, and equivalent third country laws, including but not limited to, anti-kickback laws, false claims laws, privacy laws, and transparency laws. Our relationships with healthcare providers and entities, including but not limited to, hospitals, blood centers, physicians, other healthcare providers, and our customers are subject to scrutiny under these laws. Violations of these laws can subject us to significant penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs, including the Medicare and Medicaid programs, or equivalent foreign programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment of our operations. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, but are not limited to:

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

In the EU, the General Data Protection Regulation, or GDPR, which is wide-ranging in scope, imposes detailed requirements relating to the control over personal data by individuals to whom the personal data relates, the information that we must provide to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater.

Further, the exit of the United Kingdom, or UK, from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the EU on January 1, 2020, subject to a transition period that ended December 31, 2020. The UK has implemented legislation similar to the GDPR, the UK GDPR, including the UK Data Protection Act, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following Brexit, including with respect to regulation of data transfers between EU Member States and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area, or EEA, to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EEA). Recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA. For example, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (“SCCs”) (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. On June 4, 2021, the European Commission published a decision adopting an updated set of SCCs designed to address issues identified by the CJEU. The revised SCCs must be used for relevant new data transfers from September 27, 2021; and existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK. The UK is not subject to the European Commission’s new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement (“IDTA”), which enables transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and the UK. GDPR and doing so will require significant effort and cost. In addition, additional measures may be required even when relying on standard contractual clauses or the IDTA, where the laws of the importer’s country do not offer an adequate level of protection, such as the United States.

The CCPA, CPRA and similar laws in other states, GDPR and other international privacy laws have increased our responsibility and potential liability in relation to personal data that we process compared to prior law, including in clinical trials and employee data, and we may be required to put in place additional mechanisms to ensure compliance with these laws, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR and the UK GDPR, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local courts and data protection authorities may have different interpretations of applicable law, leading to potential inconsistencies in application of these laws. If we are unable to implement sufficient safeguards to ensure that our transfers of personal information from the EEA are lawful, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal information from the EEA.

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

Legislative, regulatory, or other healthcare reforms may make it more difficult and costly for us to obtain regulatory approval or CE Certificates of Conformity for our products and to produce, market and distribute our products after approval is obtained.

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

Federal and state governments in the U.S. have enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The Patient Protection and Affordable Care Act, or ACA, continues to significantly impact the health care industry. Among other things, the ACA:

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2030, unless additional congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, Congress is considering additional health reform measures.

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

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action. We expect that additional U.S. federal and state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

The changes to the regulatory system implemented in the EU by the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, additional requirements for the quality management system, traceability of products and transparency as well a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfilment of the obligations imposed by the MDR may cause us to incur substantial costs. We may be unable to fulfil these obligations, or our Notified Body, where applicable, may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the MDR.

Moreover, in the EU some countries may require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. The proposed regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medical devices, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. In December 2021 the HTA Regulation was adopted and entered into force on January 11, 2022. It will apply from 2025 onward.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system in the United States will come from our agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $246.5 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has exercised approximately $149.5 million under the base period of the agreement and associated options. Accordingly, our ability to receive any of the unexercised $97.0 million in additional funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. In addition, activities covered under the base period and exercised options may ultimately take longer than is allowed or cost more than is covered by the BARDA contract. Exercised and unexercised options under the BARDA contract will likely require a longer performance period to complete than is remaining on our agreement; if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. In addition, should there be a temporary funding shortfall with any of the activities contemplated, we may need to cease, delay or defer completion of the activities until the funding shortfall is resolved, if ever. We have hired and maintain staffing, as well as having entered into agreements with third parties to perform activities associated with the BARDA contract. Should we be unable to fully utilize the personnel or third parties as planned, either because of BARDA funding or time limitations, or other reasons, we may be forced to bear costs that we had anticipated would be covered under the contract. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. The uncertainty regarding the duration of the COVID-19 pandemic, and its impact on participating blood centers, hospitals and their patients, severe weather or other natural disaster impacts to sites enrolling our clinical trials may all negatively impact our ability to complete our clinical trials. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreement, our ability to meet the anticipated milestones may be impaired.

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

Currently, a fairly concentrated number of distributors contribute a meaningful portion of our product revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In the past, we have experienced weaker than expected growth due to declining performance by certain of our distributors. Periodically, we transition certain territories to new distribution partners or our direct sales force where we believe we can improve performance relative to the distributor. Because new distribution partners or our direct sales force may have limited experience marketing and selling our products in certain territories, or at all, we cannot be certain that they will perform better than the predecessor distributor. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. Termination, loss of exclusivity or transitioning from these distributors may require us to negotiate a transfer of the applicable regulatory approvals to us or new distributors which may be difficult to do in a timely manner, or at all. We expect that our product revenue will be adversely impacted with the loss or transition of one or more of these distributors. If we choose to terminate distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all or that the distributor will honor its outstanding commitments to us. In addition, terminated distributors may own illuminators placed at customer sites and may necessitate us to repurchase those devices or require end-user customers to purchase new devices from us. Additionally, we may need terminated distributors to cooperate with us or a new distributor in transitioning sub-distributor relationships and contracts, hospital contracts, public tenders, or regulatory certificates or licenses held in their name. These factors may be disruptive for our customers and our reputation may be damaged as a result. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. As we service end-user accounts directly rather than through distributors, we incur additional expense, our working capital is negatively impacted due to longer periods from cash collection from direct sales customers when compared to the timing of cash collection from our former distribution partners and we may be exposed to additional complexity including local statutory and tax compliance. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors are responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results. In certain cases where a terminated distributor holds title to illuminators placed in the field, we may choose to buy back the illuminators from the distributor to ensure continuity of service to those customers. If this were to occur, our recognizable product revenue would be negatively impacted.

In February 2021, we entered into an Equity Joint Venture Contract with Shandong Zhongbaokang Medical Implements Co., Ltd, or ZBK, to establish Cerus Zhongbaokang (Shandong) Biomedical Co., LTD., or the JV, for the purpose of developing, obtaining regulatory approval for, and eventual manufacturing and commercialization of the INTERCEPT blood transfusion for platelets and red blood cells in the People’s Republic of China. We own 51% of equity in the JV and consolidate the JV. The JV will need to obtain regulatory approval for the INTERCEPT Blood System for Platelets and Red Blood Cells before it can begin commercializing in China. In order to obtain that regulatory approval, the JV may need to run additional clinical studies in China. We cannot assure you the JV will be successful in meeting the endpoint, once defined, or that it will ever receive regulatory approval.

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

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. In addition, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits is likely to fully utilize the production capacity of our third-party manufacturer(s). Under the terms of our new 2022 Agreement, Fresenius will expand manufacturing of the components and disposable sets to multiple production facilities, following qualification and licensure of such additional facilities. If Fresenius experiences any delays in the qualification and licensure for its new production facilities, then our ability to continue to grow the platelet business will be impaired and our supply and mix of platelet kits or plasma kits will be adversely impacted. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. Although we are actively evaluating alternate suppliers and working with suppliers to make the capital investments to operationalize additional sites within our existing supplier’s networks for certain components and finished kits, we do not have qualified additional sites or suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

We have purchased a last time build of our current model illuminator, which is being phased out of manufacture due to obsolescence of certain components. As a result, we will not be able to continue manufacturing the current model illuminator. We are currently redesigning the illuminator which is expected to take more than twelve months to complete and obtain regulatory approval. Until such time as we obtain approval for the redesigned illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. We understand that components used in the current model illuminator are no longer commercially available beyond what we have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As component become unavailable or obsolete, we may be required to identify and qualify replacement components for the current model illuminator and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. We anticipate that we will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. We and our customers rely on the availability of spare parts to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts for the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so.

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

Further, certain distributors and customers require, and potential future distributors or customers may require, product with a minimum shelf life. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we choose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins. In order to meet minimum shelf-life requirements, we may need to manufacture sufficient product to meet estimated forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. Our platelet and plasma systems’ disposable kits have 18 to 24 months shelf lives from the date of manufacture. Should we change or modify any of our product configurations or components, such future configurations of our products may not achieve the same shelf life that existing products have. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. We have entered into certain public tenders or may enter into commercial contracts with customers, that call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in penalty fees, permanent harm to our customer relations or loss of customers. In addition, certain large national prospective customers, like those in the UK or Japan, may choose to convert all of their operations to INTERCEPT. Should we or our suppliers encounter any manufacturing issues or if we and our suppliers are not able to build more manufacturing capacity, we may not be able to satisfy all of the global demand or may have to allocate available product to certain customers which may force customers to adopt competing products, which could permanently impact our ability to convert those customers to INTERCEPT users and may negatively impact our customers operations and consequently, our competitive position and reputation. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient.

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

Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. While our net losses are narrowing, at our expected and guided sales levels of the platelet, plasma and cryoprecipitation systems, and of IFC, our costs to manufacture, distribute, market, sell, support the systems and develop new products are likely to continue to be in excess of our product revenue. We expect to incur additional research and development costs associated with the development of different configurations of existing product candidates and products and our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies or registry studies we are and may be required to conduct in connection with the approvals of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE Certificate of Conformity and the CE Marking for our red blood cell system in the EU. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities. In addition, we may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and our

Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, both with MidCap Financial Trust, or MidCap, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. Should interest rates continue to increase, the rates that we are obligated to pay under our Credit Agreements may increase, potentially leading to higher interest expense. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of economic conditions, general global economic uncertainty, political change, and other factors, including uncertainty associated with the COVID-19 pandemic, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. As a result of stimulus programs put in place over the past two years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation, which in turn has negatively impacted equity values, including the value of our common stock. Furthermore, our suppliers may raise prices in an inflationary environment, costs to transport our products may increase, availability timeliness of shipping. If we are unable to raise additional capital when needed, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system if additional studies are necessary for regulatory approval or certifications in the EU, which would increase our costs and potentially delay the approval. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

As of June 30, 2022, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $69.7 million. All of our current and future assets, except for intellectual and certain investments in subsidiaries and affiliates, are secured, are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement.

The proposed discontinuation or replacement of the London Inter-Bank Offered Rate, or LIBOR, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.

In July 2017, the Chief Executive of the UK Financial Conduct Authority, or FCA, which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been certain issuances utilizing SOFR, it is unknown whether this or any other alternative reference rate will attain market acceptance as a replacement for LIBOR. The one-month U.S. dollar LIBOR is used as a benchmark rate in our Term Loan Credit Agreement and Revolving Loan Credit Agreement. The FCA had indicated that the one-month U.S. dollar LIBOR reference rate will phase out as of June 30, 2023. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on us are not yet known with certainty. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs and interest rates, the effectiveness of related transactions such as hedges, uncertainty under applicable documentation, including our Term Loan Credit Agreement and Revolving Loan Credit Agreement, or difficult and costly processes to amend such documentation. As a result, our ability to refinance our Term Loan Credit Agreement, Revolving Loan Credit Agreement or other indebtedness or to hedge our exposure to floating rate instruments may be impaired, which could adversely affect our business, financial condition and results of operations.

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

We will need to maintain and may need to increase our competence and size in a number of functions, including sales, deployment and product support, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with U.S., EU, South American, Asian and local standards and practices, including regulatory, legal and tax requirements, some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. Currently, we and third-parties we work with are experiencing an extremely tight labor market exacerbating our ability to attract and retain talent. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the product revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition. Furthermore, we may choose to seek alternative ways to sell or treat blood components with our products. These may include new business models, which may include selling kits to blood centers, performing inactivation ourselves, staffing blood centers or selling services or other business model changes. We have no experience with these types of business models, or the regulatory requirements or licenses needed to pursue such new business models. We cannot assure you that we will pursue such business models or if we do, that we will be successful. For example, in early 2021, we formed a joint venture with a Chinese entity with the intent to develop and commercialize blood transfusion products to enhance blood safety in the Peoples Republic of China. Our involvement in the joint venture may be a distraction for our management and impair our ability to successfully and timely manage our other operations. Additionally, the operations of the joint venture may require future capital infusion from us and we may never see a return from our investment in the joint venture.

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

Finally, following the result of a referendum in 2016, the UK left the EU on January 31, 2020, commonly referred to as “Brexit.” We may face new regulatory costs and challenges as a result of Brexit that could have a material adverse effect on our operations as the UK determines which EU laws to replace or replicate. Altered regulations could add time and expense to the process by which our product candidates receive regulatory approval in the EU. Given the lack of comparable precedent, it is unclear what financial, regulatory, trade and legal implications the withdrawal of the UK from the EU will ultimately have and how such withdrawal will affect us.

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

In certain countries, including EU Member States, China and India, compulsory licensing laws exist that may be used to compel a patent owner to grant licenses to third parties, for reasons such as non-use of the patented subject matter within a certain period of time after patent grant or commercializing in a manner that is cost-prohibitive in the country. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license for the INTERCEPT Blood System to a third-party, which could materially diminish the value of such patents. This could adversely impact our potential product revenue opportunities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

10.1	Amended and Restated Non-Employee Director Compensation Policy, effective February 17, 2022.

10.2†	Second Amended and Restated Supply and Manufacturing Agreement, by and between Cerus Corporation and Fresenius Kabi Deutschland GmbH, effective January 1, 2022.

10.3	Amended and Restated 2008 Equity Incentive Plan, effective June 1, 2022.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (6)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CERUS CORPORATION

Date: August 4, 2022	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)