Form 10-Q
period 2022-09-30
CERUS CORP
filed 2022-11-03
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 20, 2022, there were 177,420,943 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,875	$48,759
Short-term investments	74,952	80,600
Accounts receivable	28,151	25,129
Current inventories, net	28,329	26,793
Prepaid and other current assets	4,424	5,821
Total current assets	164,731	187,102
Non-current assets:
Property and equipment, net	10,647	12,208
Operating lease right-of-use assets	12,890	12,971
Goodwill	1,316	1,316
Restricted cash	1,998	2,285
Other assets	23,821	21,617
Total assets	$215,403	$237,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,815	$35,608
Accrued liabilities	20,059	25,673
Debt – current	42,380	14,697
Operating lease liabilities – current	2,011	1,905
Deferred product revenue	754	673
Total current liabilities	95,019	78,556
Non-current liabilities:
Debt – non-current	27,357	54,724
Operating lease liabilities – non-current	15,703	16,260
Other non-current liabilities	3,251	2,342
Total liabilities	141,330	151,882
Commitments and contingencies
Stockholders' equity:
Common stock	177	174
Additional paid-in capital	1,069,629	1,048,936
Accumulated other comprehensive loss	(3,189)	(149)
Accumulated deficit	(993,497)	(964,342)
Total Cerus Corporation stockholders' equity	73,120	84,619
Noncontrolling interest	953	998
Total liabilities and stockholders' equity	$215,403	$237,499

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product revenue	$39,571	$36,131	$118,014	$90,994
Cost of product revenue	17,662	17,582	55,456	44,000
Gross profit on product revenue	21,909	18,549	62,558	46,994
Government contract revenue	6,772	5,970	18,980	18,436
Operating expenses:
Research and development	16,220	15,288	45,493	48,119
Selling, general and administrative	19,908	20,357	60,175	59,285
Total operating expenses	36,128	35,645	105,668	107,404
Loss from operations	(7,447)	(11,126)	(24,130)	(41,974)
Non-operating expense, net:
Foreign exchange gain (loss)	234	(164)	(68)	(442)
Interest expense	(1,406)	(1,279)	(4,134)	(3,589)
Other income (expense), net	165	205	(647)	998
Total non-operating expense, net	(1,007)	(1,238)	(4,849)	(3,033)
Loss before income taxes	(8,454)	(12,364)	(28,979)	(45,007)
Provision for income taxes	67	73	221	248
Net loss	(8,521)	(12,437)	(29,200)	(45,255)
Net loss attributable to noncontrolling interest	(39)	—	(45)	—
Net loss attributable to Cerus Corporation	$(8,482)	$(12,437)	$(29,155)	$(45,255)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.05)	$(0.07)	$(0.17)	$(0.27)
Weighted average shares outstanding:
Basic and diluted	177,236	171,904	176,231	170,666

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(8,521)	$(12,437)	$(29,200)	$(45,255)
Other comprehensive loss
Unrealized losses on available-for-sale investments, net of taxes	(1,036)	(136)	(3,040)	(493)
Comprehensive loss	(9,557)	(12,573)	(32,240)	(45,748)
Comprehensive loss attributable to noncontrolling interest	(39)	—	(45)	—
Total comprehensive loss attributable to Cerus Corporation	$(9,518)	$(12,573)	$(32,195)	$(45,748)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2021	173,670	$174	$1,048,936	$(149)	$(964,342)	$998	$85,617
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	3,134	3	2,135	—	—	—	2,138
Stock-based compensation	—	—	6,426	—	—	—	6,426
Other comprehensive loss	—	—	—	(1,486)	—	—	(1,486)
Net loss	—	—	—	—	(12,284)	—	(12,284)
Balances as of March 31, 2022	176,804	$177	$1,057,497	$(1,635)	$(976,626)	$998	$80,411
Issuance of common stock from exercise of stock options and vesting of restricted stock units	274	—	256	—	—	—	256
Stock-based compensation	—	—	5,007	—	—	—	5,007
Other comprehensive loss	—	—	—	(518)	—	—	(518)
Net loss	—	—	—	—	(8,389)	(6)	(8,395)
Balances as of June 30, 2022	$177,078	$177	$1,062,760	$(2,153)	$(985,015)	$992	$76,761
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	325	—	1,101	—	—	—	1,101
Stock-based compensation	—	—	5,768	—	—	—	5,768
Other comprehensive loss	—	—	—	(1,036)	—	—	(1,036)
Net loss	—	—	—	—	(8,482)	(39)	(8,521)
Balances as of September 30, 2022	177,403	$177	$1,069,629	$(3,189)	$(993,497)	$953	$74,073

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2020	168,170	$168	$1,012,932	$674	$(909,968)	$—	$103,806
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	2,621	—	1,171	—	—	—	1,171
Stock-based compensation	—	—	5,333	—	—	—	5,333
Other comprehensive loss	—	—	—	(218)	—	—	(218)
Net loss	—	—	—	—	(17,457)	—	(17,457)
Balances as of March 31, 2021	170,791	$168	$1,019,436	$456	$(927,425)	$-	$92,635
Issuance of common stock from exercise of stock options and vesting of restricted stock units	781	4	1,290	—	—	—	1,294
Stock-based compensation	—	—	5,808	—	—	—	5,808
Other comprehensive loss	—	—	—	(139)	—	—	(139)
Net loss	—	—	—	—	(15,361)	—	(15,361)
Balances as of June 30, 2021	171,572	$172	$1,026,534	$317	$(942,786)	$-	$84,237
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	684	—	2,519	—	—	—	2,519
Stock-based compensation	—	—	5,892	—	—	—	5,892
Other comprehensive loss	—	—	—	(136)	—	—	(136)
Equity contribution from noncontrolling interest	—	—	—	—	—	1,000	1,000
Net loss	—	—	—	—	(12,437)	—	(12,437)
Balances as of September 30, 2021	172,256	$172	$1,034,945	$181	$(955,223)	$1,000	$81,075

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net loss	$(29,200)	$(45,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,335	2,336
Stock-based compensation	17,201	17,033
Non-cash operating lease cost	1,028	1,061
Changes in valuation of warrant investment	245	(485)
Net loss (gain) on sale of available-for-sale securities	102	(28)
Unrealized gain on investments	(484)	(242)
Impairment of long-lived assets	542	—
Non-cash interest expense	1,440	780
Foreign currency remeasurement loss	540	386
Changes in operating assets and liabilities:
Accounts receivable	(3,168)	(1,688)
Inventories	(2,519)	(12,130)
Prepaid and other assets	1,509	2,009
Accounts payable	(5,370)	2,497
Accrued liabilities and other non-current liabilities	(8,141)	859
Deferred product revenue	81	167
Net cash used in operating activities	(23,859)	(32,700)
Investing activities
Capital expenditures	(765)	(446)
Purchases of investments	(22,657)	(2,132)
Proceeds from maturities and sale of investments	24,503	55,556
Net cash provided by investing activities	1,081	52,978
Financing activities
Net proceeds from equity incentives	3,594	5,085
Offering costs from public offerings	(42)	(359)
Net proceeds on revolving line of credit	183	1,470
Proceeds from loans	—	15,000
Contribution from noncontrolling interest	—	1,000
Net cash provided by financing activities	3,735	22,196
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,128)	(639)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(20,171)	41,835
Cash, cash equivalents, and restricted cash, beginning of period	51,044	38,903
Cash, cash equivalents, and restricted cash, end of period	$30,873	$80,738

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation, its subsidiary, and its variable interest entity in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance, after elimination of all intercompany accounts and transactions (together with Cerus Corporation, hereinafter “Cerus” or the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any future periods.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and nine months ended September 30, 2022 and 2021, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product revenue:
North America	$26,079	$20,860	$73,856	$45,171
Europe, Middle East and Africa	13,115	14,965	42,815	44,473
Other	377	306	1,343	1,350
Total product revenue	$39,571	$36,131	$118,014	$90,994

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally require payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration is estimated to be unconditional. The Company had no product revenue related contract assets at September 30, 2022 and December 31, 2021.

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of September 30, 2022 and December 31, 2021, $1.8 million and $1.1 million, respectively, were included in “Other assets” on the Company’s condensed consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of September 30, 2022 and December 31, 2021, $0.2 million and zero, respectively, were included in “Accrued liabilities” on the Company's condensed consolidated balance sheets, and $1.7 million and $1.2 million, respectively, were included in “Other non-current liabilities” on the Company's condensed consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income (expense), net”, on the Company’s condensed consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of September 30, 2022 and December 31, 2021, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of September 30, 2022 and December 31, 2021, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At September 30, 2022, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers and two customers that accounted for more than 10% of the Company’s outstanding accounts receivable at September 30, 2022 and December 31, 2021, respectively. These customers cumulatively represented approximately 66% and 48% of the Company’s outstanding trade receivables at September 30, 2022 and December 31, 2021, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At September 30, 2022 and December 31, 2021, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally have 18 to 24 month shelf lives from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished

INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Other assets” in the condensed consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At September 30, 2022 and December 31, 2021, the Company had $0.6 million and $0.2 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

Consolidated Variable Interest Entity

In February 2021, the Company entered into an Equity Joint Venture Contract with Shandong Zhongbaokang Medical Implements Co., Ltd., (“ZBK”), to establish Cerus Zhongbaokang (Shandong) Biomedical Co., LTD., (the “JV”), for the purpose of developing, obtaining regulatory approval for, and eventual manufacturing and commercialization of the INTERCEPT blood transfusion for platelets and red blood cells in the People’s Republic of China. The Company owns 51% of equity in the JV and consolidates the JV as it has determined that the investment is a variable interest entity, and that the Company is the primary beneficiary.

During September 2021, the Company contributed certain intangible intellectual property rights with zero recorded cost basis and recognized the $1.0 million equity funding contributed by ZBK as cash and as Noncontrolling interest in the Stockholders’ equity section of the condensed consolidated balance sheet. Operating expenses for the JV are de minimis for all periods presented.

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns for years 2001 through 2020, California tax returns for years through 2020, and Netherlands tax returns for years 2019 through 2021 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a valuation allowance on substantially all of its net deferred tax assets.

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and nine months ended September 30, 2022 and 2021, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2022 and 2021 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average number of anti-dilutive potential shares:
Stock options	16,265	16,362	16,109	16,626
Restricted stock units	7,982	6,763	7,606	6,642
Employee stock purchase plan rights	144	34	230	123
Total	24,391	23,159	23,945	23,391

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at September 30, 2022 and December 31, 2021.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at September 30, 2022 (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$5,235	$—	$—	$—	$5,235
United States government agency securities	28,308	—	(895)	—	27,413
Corporate debt securities	46,280	—	(1,935)	—	44,345
Mortgage-backed securities	3,552	—	(358)	—	3,194
Total available-for-sale securities	$83,375	$—	$(3,188)	$—	$80,187

The following is a summary of available-for-sale securities at December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$7,170	$—	$—	$—	$7,170
United States government agency securities	25,761	1	(77)	—	25,685
Corporate debt securities	52,611	105	(156)	—	52,560
Mortgage-backed securities	2,377	—	(22)	—	2,355
Total available-for-sale securities	$87,919	$106	$(255)	$—	$87,770

Available-for-sale securities at September 30, 2022 and December 31, 2021, consisted of the following by contractual maturity (in thousands):

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$26,337	$26,176	$44,873	$44,952
Greater than one year and less than five years	57,038	54,011	43,046	42,818
Total available-for-sale securities	$83,375	$80,187	$87,919	$87,770

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$42,349	$(1,739)	$1,996	$(196)	$44,345	$(1,935)
United States government agency securities	27,413	(895)	—	—	27,413	(895)
Mortgage-backed securities	3,194	(358)	—	—	3,194	(358)
Total	$72,956	$(2,992)	$1,996	$(196)	$74,952	$(3,188)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$27,909	$(153)	$998	$(3)	$28,907	$(156)
United States government agency securities	18,367	(75)	1,019	(2)	19,386	(77)
Mortgage-backed securities	2,355	(22)	—	—	2,355	(22)
Total	$48,631	$(250)	$2,017	$(5)	$50,648	$(255)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The Company recorded zero and less than $0.1 million of gross realized gains from the sale or maturity of available-for-sale investments during the nine months ended September 30, 2022 and 2021, respectively. The Company recorded $0.1 million and zero of gross realized losses from the sale or maturity of available-for-sale investments during the nine months ended September 30, 2022 and 2021, respectively.

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

To estimate the fair value of Level 2 debt securities the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

To estimate the fair value of the Company’s Level 3 warrant investments, the Company uses a standard Black-Scholes option pricing model, using a class volatility consistent with the seniority and preference rights of the underlying preferred stock. Key assumptions used in the valuation include the privately held company’s preferred stock price, warrant exercise price, equity volatility, expected term of warrant, risk-free interest rates, and details specific to the warrant. The Company recognizes the changes in the fair value of this warrant in “Other income, net” on the Company’s condensed consolidated statements of operations.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at September 30, 2022 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$5,235	$5,235	$—	$—
United States government agency securities	Short-term investments	27,413	—	27,413	—
Corporate debt securities	Short-term investments	44,345	—	44,345	—
Mortgage-backed securities	Short-term investments	3,194	—	3,194	—
Total short-term investments		80,187	5,235	74,952	—
Warrants	Other assets	325	—	—	325
Total financial assets		$80,512	$5,235	$74,952	$325

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2021 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$7,170	$7,170	$—	$—
United States government agency securities	Short-term investments	25,685	—	25,685	—
Corporate debt securities	Short-term investments	52,560	—	52,560	—
Mortgage-backed securities	Short-term investments	2,355	—	2,355	—
Total short-term investments		87,770	7,170	80,600	—
Warrants	Other assets	570	—	—	570
Total financial assets		$88,340	$7,170	$80,600	$570

The Company did not have any transfers among fair value measurement levels during the three and nine months ended September 30, 2022 and 2021.

The following table provides a summary of the total gain recognized in the Company’s condensed consolidated statements of operations due to changes in the fair value of the warrant (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Loss) gain from changes in the fair value of level 3 investments	$(9)	$83	$(245)	$485

Note 3. Inventories, net

Inventories, net at September 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$12,969	$15,664
Work-in-process	14,757	5,044
Finished goods	17,534	22,129
Total inventories	45,260	42,837
Less: non-current inventories	16,931	16,044
Total current inventories	$28,329	$26,793

Non-current inventories, which primarily consists of raw materials and work-in-process, is included in “Other assets” in the condensed consolidated balance sheets.

Note 4. Accrued Liabilities

Accrued liabilities at September 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation and related costs	$13,678	$18,506
Other accrued expenses	6,381	7,167
Total accrued liabilities	$20,059	$25,673

Note 5. Debt

Term Loan Debt at September 30, 2022, consisted of the following (in thousands):

	Principal	Unamortized Discount	Total
Term Loan Credit Agreement	$55,000	$(143)	$54,857
Less: current portion of term loan	(27,500)	—	(27,500)
Non-current portion of term loan	$27,500	$(143)	$27,357

Term Loan Debt at December 31, 2021, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan Credit Agreement	$55,000	$(276)	$54,724
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$55,000	$(276)	$54,724

Principal, interest and fee payments on Term Loan Credit Agreement at September 30, 2022, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2022	$—	$1,200	$1,200
2023	41,250	3,134	44,384
2024	13,750	1,826	15,576
Total	$55,000	$6,160	$61,160

Loan Agreements

On March 29, 2019, the Company entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) with MidCap Financial Trust (“MidCap”) to borrow up to $70 million in three tranches (collectively “2019 Term Loan”), with a maturity date of March 1, 2024. The first advance of $40.0 million (“Tranche 1”) was drawn by the Company on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under a prior loan agreement. The second advance of $15.0 million (“Tranche 2”) was drawn by the Company on March 29, 2021. The third advance of $15.0 million (“Tranche 3”) expired on December 31, 2021. The borrowings under the 2019 Term Loan bear interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one month LIBOR. At September 30, 2022, the effective interest rate on the Term Loan was approximately 8.80%. This debt requires interest-only payments through March 1, 2023, followed by 12 months of payments with interest and equal payment of principal. Prepayments of the 2019 Term Loan under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary of the applicable funding date, at which time there is no early termination fee. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company. The Company uses the effective interest method to recognize the final payment over the term of the debt.

The Company also maintains a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) with MidCap. The borrowing limit under the Revolving Loan Credit Agreement is $15.0 million. The amount borrowed under the Revolving Loan Credit Agreement can be increased, upon request by the Company, by up to an additional $5.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Revolving Loan Credit Agreement has a maturity date of March 1, 2024. Amounts drawn under the Revolving Loan Credit Agreement bear interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one-month LIBOR. There are also fractional fees based on the amounts either drawn or undrawn. If the Revolving Loan Credit Agreement is terminated before maturity or the funding obligation is permanently reduced, there are termination fees which decline each anniversary until the third anniversary, at which time there is no termination fee. As of September 30, 2022 and December 31, 2021, the Company had borrowed $14.9 million and $14.7 million under the Revolving Loan Credit Agreement, respectively, which is included in “Debt – current” in the Company's condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at September 30, 2022. Additionally, both agreements are secured by substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cash payments for operating leases	$2,491	$2,605
Right-of-use assets obtained in exchange for operating lease obligations	1,354	132

	Nine Months Ended
	September 30,
	2022	2021
Weighted-average remaining lease term	6.7 years	7.8 years
Weighted-average discount rate	8.4%	8.9%

Future minimum non-cancelable payments under operating leases as of September 30, 2022, were as follows (in thousands):

Operating Leases
2022 (remainder)	$834
2023	3,443
2024	3,304
2025	2,969
2026	3,002
Thereafter	10,750
Total future lease payments	24,302
Less imputed interest	6,588
Present value of lease liabilities	$17,714

The operating lease expense for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease expense	$837	$780	$2,406	$2,425

As of September 30, 2022, the Company had no leases that have not yet commenced.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of September 30, 2022, the Company had $17.3 million of short-term purchase commitments and $15.4 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

Note 7. Stockholders’ Equity

Sales Agreement

On December 11, 2020, the Company entered into the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (each a “Sales Agent” and collectively, the “Sales Agents”), under which the Company may issue and sell from time to time up to $100.0 million of the Company’s common stock through or to the Sales Agents, as sales agent or principal. Under the Sales Agreement, each Sales Agent receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of the Company’s common stock. The issuance and sale of these shares by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the nine months ended September 30, 2022, no shares of the Company’s common stock were sold under the Sales Agreement. At September 30, 2022, the Company had approximately $96.8 million of common stock available to be sold under the Sales Agreement.

Note 8. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan, eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. At September 30, 2022, the Company had 1.3 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12 million shares. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock granted under the Amended 2008 Plan are limited to 500,000 shares of common stock per calendar year. Performance-based cash awards granted under the Amended 2008 Plan are limited to $1.0 million per recipient per calendar year. At September 30, 2022, 1.4 million shares of performance-based stock awards were outstanding.

At September 30, 2022, the Company had approximately 38.9 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 16.0 million shares and 8.3 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 14.6 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2021	15,092	$5.02
Granted	1,682	5.62
Exercised	(631)	4.03
Forfeited/canceled	(135)	6.09
Balance at September 30, 2022	16,008	5.11

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2021	6,689	$5.90
Granted (1)	5,034	5.65
Vested (1)	(2,848)	5.66
Forfeited (1)	(566)	6.01
Balance at September 30, 2022	8,309	5.83

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

Note 9. Income Taxes

The Company recorded income tax expense of $0.1 million for the three months ended September 30, 2022 and 2021, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of $0.2 million for the nine months ended September 30, 2022 and 2021, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary.

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

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In June 2022, BARDA committed an additional $23 million raising the committed funding to up to $148.9 million as of September 30, 2022, and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $245.9 million through December 31, 2025. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for up to $10 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

As of September 30, 2022 and December 31, 2021, $4.5 million and $4.7 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

In September 2020, the Company entered into a five-year agreement with the U.S. Food and Drug Administration (“FDA”) for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total potential contract value is $11.1 million. As of September 30, 2022 and December 31, 2021, $0.2 million and $0.2 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to FDA.

In September 2022, the Company entered into a two-year agreement with the U.S. Department of Defense Industrial Base Analysis and Sustainment program for the development of pathogen reduced, lyophilized cryoprecipitate to treat bleeding due to trauma. The total potential contract value is $9.1 million. As of September 30, 2022, the Company has not yet started any development work on this project.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
American Red Cross	39%	35%	36%	28%
Établissement Français du Sang	13%	16%	13%	18%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A, “Risk Factors.” These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements about:

•
the impact of macroeconomic developments, including the ongoing conflict between Ukraine and Russia and the COVID-19 pandemic on our business and operations as well as the business or operations of our customers, manufacturers, research partners, and other third parties with whom we conduct business;
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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new European Union Medical Device Regulation, or MDR. However, we do not expect that a decision concerning certification will occur for at least another 12 months, if ever. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q for additional information with respect timing of the ultimate decision on our CE

Certificate of Conformity application. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. Due to the COVID-19 pandemic, many of the hospital sites conducting our RedeS and ReCePI studies suspended enrollment to focus on their response to the pandemic. Should the COVID-19 pandemic persist or heighten, we could see renewed or further delays to trial enrollment. In addition, we will need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. We must demonstrate to the FDA an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice and ISO standards for the manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system from the FDA.

In June 2022, we extended portions of our agreement with BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, through December 2025. The agreement provides funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of emerging pathogens. The RedeS and ReCePI and other studies are being funded as part of our agreement with BARDA. Under the contract, BARDA reimburses us for allowable direct contract costs, as such costs are incurred, and for allowable indirect costs. See the discussion under “Government contracts” below for more information. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment for the RedeS and ReCePI studies because of the COVID-19 pandemic or any other reason, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. Beginning in 2021, we began supplying INTERCEPT Blood System for Cryoprecipitation to select blood centers that manufacture IFC for us, and in 2021, we completed our first sale of IFC to a hospital customer. We plan to sell the finished IFC made by our manufacturing blood center partners directly to hospitals. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete its process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before we or they can sell finished IFC to hospital customers outside of the states producing IFC. While three of our manufacturing partners received their Biologics License Application, or BLAs, from CBER, we plan to continue working with our other U.S.-based blood centers manufacturing partners to support these activities and any delay in obtaining these licenses would adversely impact the nationwide availability of our finished IFC in the U.S. In addition, we have entered into certain agreements with blood centers and blood center affiliate organizations to sell the INTERCEPT Blood System for Cryoprecipitation kits which will allow those blood centers and blood center affiliate organizations to produce finished IFC for their own sales efforts to hospitals.

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

Fresenius

Fresenius Kabi AG, Fenwal France SAS, and Fenwal International, Inc., or collectively, Fresenius, manufactures and supplies the platelet and plasma systems to us under our Second Amended and Restated Supply and Manufacturing Agreement, or the 2022 Agreement, until December 31, 2031. Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for the platelet and plasma systems. The 2022 Agreement permits us to purchase sets for the platelet and plasma systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. The term of the 2022 Agreement will automatically renew for successive two-year periods unless terminated by either party upon two years’ prior written notice, in the case of the initial term, or one year prior written notice, in the case of any successive renewal term. Each party has normal and customary termination rights, including termination for material breach. Pricing under the 2022 Agreement for the initial term is based on volume purchases by us and subject to an annual adjustment based on variation in a price index. For a discussion of the risks presented to our supply chain by the COVID-19 pandemic, see “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q.

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

This agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of September 30, 2022, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $148.9 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $245.9 million through December 31, 2025. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. If certain additional Option Periods are exercised by BARDA, we will be responsible for up to $10 million of co-investment. See Note 10, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with BARDA.

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

In September 2022, we entered into a two-year agreement with the U.S. Department of Defense (DoD) for the development of pathogen reduced, lyophilized cryoprecipitate to treat bleeding due to trauma. Under the agreement, we are reimbursed and will recognize revenue for each milestone upon completion. The total potential contract value is $9.1 million. See Note 10, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with the DoD.

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

Results of Operations

Three and nine months ended September 30, 2022 and 2021

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Product revenue	$39,571	$36,131	$3,440	10%	$118,014	$90,994	$27,020	30%
Government contract revenue	6,772	5,970	802	13%	18,980	18,436	544	3%
Total revenue	$46,343	$42,101	$4,242	10%	$136,994	$109,430	$27,564	25%

Product revenue increased during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, primarily due to year-over-year sales volume growth in disposable platelet system kit sales to U.S. customers, due in part to the FDA Guidance Document on platelet safety that went into effect on October 1, 2021. We anticipate product revenue for INTERCEPT disposable kits will increase in future periods driven by the expected continued expansion of U.S. sales, increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway. In addition, we expect to see IFC product revenue increase in future periods. However, a deterioration of the Euro relative to the U.S. dollar has in the recent past, and could in the future, have a material impact on our product revenues, as a significant portion of our product revenue is still expected to be derived from our Euro denominated based customers. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

Government contract revenue increased during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. Given the ongoing effects that the COVID-19 pandemic has on our BARDA funded activities, we do not anticipate that government contracts revenue will materially change from historical long-term trends.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Cost of product revenue	$17,662	$17,582	$80	0%	$55,456	$44,000	$11,456	26%

Cost of product revenue remained flat during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Cost of product revenue increased during the nine months ended September 30, 2022, compared the nine months ended September 30, 2021. The increase was primarily due to the volume of product sold driven largely by a year-over-year increase in platelet kit sales to U.S. customers, and offset by the strengthening of the U.S. dollar relative to the Euro.

Our gross margin on product sales was 55% during the three months ended September 30, 2022, compared to 51% during the three months ended September 30, 2021. Our gross margin on product sales was 53% during the nine months ended September 30, 2022, compared to 52% during the nine months ended September 30, 2021. Margins were impacted by the mix of geographies into which products were sold, with the U.S. kit sales growing over sales in other regions and, to a lesser extent product mix, with platelet kit sales representing a larger proportion of overall sales during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. Changes in our gross margin on product sales are affected by various factors, including selling prices to customers, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, the mix of product sold, and the mix of customers to which products are sold. Furthermore, we may experience cost pressure due to the inflationary environment, increased transportation costs and an adverse impact on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, including those related to the COVID-19 pandemic, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Research and development	$16,220	$15,288	$932	6%	$45,493	$48,119	$(2,626)	(5%)

Research and development expenses increased during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the development on our next generation illuminator. Research and development expenses decreased during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to reduced spend due to the completion of certain activities in the prior year and the timing of activities related to new product development.

We expect to incur additional research and development costs associated with our pursuit of potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., in support of our completed application for a CE Mark for our red blood cell system in the EU, new product development and product enhancements, including potential new label claims, design efforts on our illuminator, and costs associated with performing the activities under our government contracts, and inflationary pressures on labor and study costs. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of macroeconomic developments, including the ongoing conflict between Ukraine and Russia and the COVID-19 pandemic, uncertainty of future preclinical studies and clinical trial results and uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock-based compensation, expenses for our commercialization efforts in a number of countries around the world including those in U.S., Europe, the CIS and the Middle East, Asia, and Latin America, and expenses for accounting, tax, internal control, legal, facility and infrastructure related expenses, and insurance premiums. We expect to incur additional selling, general and administrative costs associated with inflationary pressures on labor and vendor costs.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Selling, general and administrative	$19,908	$20,357	$(449)	(2%)	$60,175	$59,285	$890	2%

Selling, general and administrative expenses remained relatively flat during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Foreign exchange gain (loss)	$234	$(164)	$398	(243%)	$(68)	$(442)	$374	(85%)
Interest expense	(1,406)	(1,279)	(127)	10%	(4,134)	(3,589)	(545)	15%
Other income (expense), net	165	205	(40)	(20%)	(647)	998	(1,645)	(165%)
Total non-operating expense, net	$(1,007)	$(1,238)	$231	(19%)	$(4,849)	$(3,033)	$(1,816)	60%

Foreign Exchange Gain (Loss)

We had foreign exchange gain during the three months ended September 30, 2022, compared to foreign exchange loss during the three months ended September 30, 2021. The foreign exchange losses decreased during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. These are primarily due to foreign exchange variations between the Euro and the U.S. dollar which began during the second half of 2021 and steepened during the quarter ended September 30, 2022.

Interest Expense

Interest expense increased during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021 primarily due to the interest expense related to our Term Loan Credit Agreement, Tranche 2, of $15.0 million drawn on March 29, 2021. Should interest rates continue to increase, the rates that we are obligated to pay under our Credit Agreements may increase, potentially leading to higher interest expense.

Other Income (Expense), net

Other income (expenses), net decreased during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, primarily due to the decrease in fair value of our investments in certain preferred stocks and warrants.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2022	2021	Change		2022	2021	Change
Provision for income taxes	$67	$73	$(6)	(8%)	$221	$248	$(27)	(11%)

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of September 30, 2022 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2022.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of September 30, 2022 and December 31, 2021, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$28,875	$48,759
Short-term investments	74,952	80,600
Restricted cash	1,998	2,285
Total	$105,825	$131,644

Excess cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of September 30, 2022 and December 31, 2021, we had the following indebtedness (in thousands):

	September 30, 2022	December 31, 2021
Debt – current	$42,380	$14,697
Debt – non-current	27,357	54,724
Total	$69,737	$69,421

Operating Activities

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(23,859)	$(32,700)

The decrease in net cash used in operating activities was primarily related to the increased product sales and underlying gross profit, and the timing of payments and continued inventory related purchases and payments related to incentive compensation, during the nine months ended September 30, 2022, compared to the same period in 2021. We expect to continue to make investments in inventory ahead of our future forecasted demand and to ensure component availability and mitigate obsolescence, if any.

Investing Activities

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Net cash provided by investing activities	$1,081	$52,978

The decrease in net cash provided by investing activities was primarily the result of higher purchase of investments and lower proceeds from the maturity and sale of our investments to support operations, during the nine months ended September 30, 2022, compared to the same period in 2021.

Financing Activities

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Net cash provided by financing activities	$3,735	$22,196

The decrease in net cash provided by financing activities for the nine months ended September 30, 2022, was primarily due to the borrowings under our Term Loan Credit Agreement of $15.0 million during the nine months ended September 30, 2021. See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information.

Working Capital

(in thousands)	September 30, 2022	December 31, 2021
Working capital	$69,712	$108,546

Working capital decreased as of September 30, 2022, compared to December 31, 2021, primarily due to continued overall use of cash from operations to support the costs associated with product enhancements, costs associated with increasing inventory levels, including securing a reliable supply of components, capital investments with suppliers, initiatives for expanded platelet label claims, design efforts on our next generation illuminator, and investments associated with the commercial launch of IFC, and also the increase of the short-term balance of the borrowings under our Term Loan Credit Agreement, offset by proceeds from increased product sales and collections.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit facility prior to April 1, 2023, the principal amounts outstanding under our term debt facility will begin amortizing and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital. See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

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

While we expect to receive significant funding under our agreement with BARDA, our ability to obtain the funding we expect to receive under this agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under this agreement, and including with respect to the conduct of the RedeS and ReCePI studies, enrollment for which was suspended or slowed at many of the hospital sites due to the COVID-19 pandemic. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. In addition, if we are unable to generate sufficient prerequisite Phase 3 clinical data, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. Furthermore, while BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

We did not have any off-balance sheet arrangements as of September 30, 2022.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three and nine months ended September 30, 2022 and 2021, respectively. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2022, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended September 30, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other risks described herein, our ability to successfully commercialize the INTERCEPT Blood System for platelets, plasma and cryoprecipitation in the U.S. is subject to a number of risks and uncertainties, including those related to:

•
the impact of macroeconomic developments, such as general political, health and economic conditions, including the Ukraine-Russia conflict, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets on our business;
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
•
any supply or manufacturing problems or delays arising from our customers third-party suppliers whose products are used in combination and compliance with our products including customers third-party suppliers’ ability to maintain FDA approval to manufacture the INTERCEPT Blood System and to comply with FDA-mandated current Good Manufacturing Practice, or cGMP, and Quality System Regulation, or QSR, requirements;
•
ability of our contracted blood center manufacturing partners to produce IFC at sufficient quantities and at acceptable quality levels;
•
dependency upon any third-party manufacturer that supplies products required by blood centers to process and store blood components consistent with our approved specifications and claims, including but not limited to, apheresis collection devices, disposable blood bags and reagents, and platelet additive solution, or PAS including those third-party suppliers’ ability to maintain FDA or other regulatory approvals to manufacture their products and to comply with FDA-mandated current Good Manufacturing Practice, or cGMP, and Quality System Regulation, or QSR, requirements;
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

We understand that several third-party manufacturers of pooling sets are planning to discontinue producing pooling sets due to the requirement to comply under the new European Union Regulation (EU) 2017/745, the Medical Device Regulation, or MDR. Our customers’ ability to use our INTERCEPT products may be impaired should manufacturers of those products cease production or if our customers are unable to find an alternate pooling set meeting their quality and production requirement for their production of INTERECEPT-treated blood components. Moreover, in order to alleviate any disruption to our customers should manufacturers cease production of pooling sets, we may choose to stockpile pooling sets, which would use capital faster than anticipated and we may never recapture our costs or return a profit. In addition, should other manufacturers of collection devices, compatible assays and blood bags, pooling sets or platelet additive solutions fail to obtain or maintain regulatory approval, including a CE Certificate of Conformity necessary for affixing the CE Mark to our product under the MDR, experience unexpected production disruption, or decide to cease distribution of those respective products to customers and prospective customers, or prohibitively increase costs, our ability to sell the INTERCEPT Blood System may be impaired and acceptance within the marketplace could be harmed.

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

In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations, other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies or Notified Bodies may require us to perform additional clinical trials before delivering a CE Certificate of Conformity or approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. We must also be able to demonstrate stability of our active compounds manufactured under the FDA’s cGMP regulations and similar requirements outside of the U.S. which meets release specifications. If we are unable to demonstrate an ability to manufacture according to our specifications under cGMP or similar requirements outside of the U.S. with acceptable stability data, we may be unable to satisfy regulatory questions and requirements which could prevent or delay the potential approval of or our ability to commercialize the red blood cell system. In addition, existing lots of these red blood cell compounds manufactured under cGMP may be dispositioned by regulators or ourselves as unsuitable for clinical use which would impact our ability to produce INTERCEPT-treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our BARDA contract.

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

In order to be used in clinical studies or sold in the U.S., our products are required to be manufactured in FDA-approved facilities. If any of our suppliers fail to comply with FDA’s cGMP regulations or otherwise fail to maintain FDA approval, we may be required to identify an alternate supplier for our products or components. Our products are complex and difficult to manufacture. Finding alternate facilities and obtaining FDA approval for the manufacture of the INTERCEPT Blood System at such facilities would be costly and time-consuming and would negatively impact our ability to generate product revenue from the sale of our platelet, plasma or cryoprecipitation system in the U.S. and achieve operating profitability. Our red blood cell system also needs to be manufactured in FDA-approved facilities, several of which are not currently FDA-approved. Failure of our suppliers to meet cGMP regulations and failure to obtain or maintain FDA approval will negatively impact our ability to achieve FDA approval for our products or may require that we identify, qualify and contract with alternative suppliers, if they are available, which would be time consuming, costly and result in further approval delays.

We and our third-party suppliers and third-party suppliers used by our customers in combination with our products are also required to comply with the cGMP and QSR requirements, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of products, all of which is costly and may require updating periodically. The FDA and other regulatory authorities, including third country authorities and Notified Bodies, audit compliance with cGMP and QSR requirements through periodic announced and unannounced inspections of manufacturing and other facilities. These audits and inspections may be conducted at any time. The manufacturing facility which produces our platelet and plasma systems was recently audited by the FDA. While there were not objectionable conditions observed during the audit, the FDA or other regulatory authorities may inspect and audit facilities manufacturing our products or components or products and components of third-party suppliers used by our customers in combination with our products at any time. Complying with and resolving any audit findings may result in additional costs, changes to our manufacturers’ quality management systems or both. Failure to timely resolve and comply to audit findings, if any, may result in enforcement actions and may result in a disruption to the supply of our products or other products used by our customers in combination with our products. In any event, if we or our suppliers fail to adhere to cGMP and QSR requirements, have significant non-compliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA or other regulatory agency could take enforcement action against us, which could delay production of our products and may include:

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

The changes to the regulatory system implemented in the EU by the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third-party testing by Notified Bodies, additional requirements for the quality management system, traceability of products and transparency as well a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfilment of the obligations imposed by the MDR may cause us to incur substantial costs. We may be unable to fulfil these obligations, or our Notified Body, where applicable, may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the MDR.

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

Unfavorable provisions in government contracts, including in our contracts with BARDA, FDA and Department of Defense, may harm our business, financial condition and operating results.

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

Generally, government contracts, including our agreement with BARDA, FDA and Department of Defense, or DoD, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed (plus a portion of the agreed fee) and settlement expenses on the work completed prior to termination. Except for the amount of services received by the government, termination-for-default provisions do not permit recovery of fees. In addition, in the event of termination or upon expiration of our BARDA agreement, the U.S. government may dispute wind-down and termination costs and may question prior expenses under the contract and deny payment of those expenses. Should we choose to challenge the U.S. government for denying certain payments under our BARDA agreement, such a challenge could subject us to substantial additional expenses that we may or may not recover. Further, if any of our government contracts are terminated for convenience, or if we default by failing to perform in accordance with the contract schedule and terms, a significant negative impact on our cash flows and operations could result. Our ability to receive funding under our contract with DoD for the development of pathogen reduced, lyophilized cryoprecipitate is based on achievement of milestones which cannot be guaranteed. If we are unable to achieve any of those milestones, funding may be limited, less than expected, or non-existent, which in all cases would negatively impact our cash flows and financial results.

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

If we fail to maintain compliance with these requirements, we may be subject to potential liability and to the termination of our government contracts.

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

To ensure proper administration of our government contracts, including management of third-party suppliers, consultants or contractors, we must invest and commit resources to undertake significant compliance activities. The diversion of resources from our development and commercial programs to these compliance activities, as well as the exercise by the U.S. government of any rights under these provisions, could materially harm our business.

Laws and regulations affecting government contracts, including our agreements with BARDA, FDA and DoD, make it more costly and difficult for us to successfully conduct our business. Failure to comply with laws and regulations could result in significant civil and criminal penalties and adversely affect our business.

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

In February 2021, we entered into an Equity Joint Venture Contract with Shandong Zhongbaokang Medical Implements Co., Ltd, or ZBK, to establish Cerus Zhongbaokang (Shandong) Biomedical Co., LTD., or the JV, for the purpose of developing, obtaining regulatory approval for, and eventual manufacturing and commercialization of the INTERCEPT blood system for platelets and red blood cells in the People’s Republic of China. We own 51% of equity in the JV and consolidate the JV. The JV will need to obtain regulatory approval for the INTERCEPT Blood System for Platelets and Red Blood Cells before it can begin commercializing in China. In order to obtain that regulatory approval, the JV may need to run additional clinical studies in China. We cannot assure you the JV will be successful in meeting the endpoint, once defined, or be successful in meeting any other requirements or that it will ever receive regulatory approval.

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

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. Furthermore, suppliers producing third-party components which are used by our customers and are compatible for use in combination with our products may not be available for a variety of reasons, including manufacturing problems, regulatory delays or audit deficiencies. Should that happen, customers may not be able to use our product with alternate components for which our products are compatible, which in turn, may damage our business. In addition, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits is likely to fully utilize the production capacity of our third-party manufacturer(s). Under the terms of our new 2022 Agreement, Fresenius will expand manufacturing of the components and disposable sets to multiple production facilities, following qualification and licensure of such additional facilities. If Fresenius experiences any delays in the qualification and licensure for its new production facilities, then our ability to continue to grow the platelet business will be impaired and our supply and mix of platelet kits or plasma kits will be adversely impacted. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. Although we are actively evaluating alternate suppliers and working with suppliers to make the capital investments to operationalize additional sites within our existing supplier’s networks for certain components and finished kits, we do not have qualified additional sites or suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

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

As of September 30, 2022, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $69.7 million. All of our current and future assets, except for intellectual and certain investments in subsidiaries and affiliates, are secured, are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement.

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

CERUS CORPORATION

Date: November 3, 2022	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)