Form 10-K
period 2022-12-31
CERUS CORP
filed 2023-03-01
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. o

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. 

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock listed on the Nasdaq Global Market, was $906 million. (1)

As of February 8, 2023, there were 177,617,872 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

(1) Based on a closing sale price of $5.29 per share on June 30, 2022. Excludes 5.8 million shares of the registrant’s common stock held by executive officers, directors and stockholders that the registrant has concluded were affiliates at June 30, 2022.

FORM 10-K

For the Fiscal Year Ended December 31, 2022

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
•
the timing or likelihood of regulatory submissions and approvals and other regulatory actions or interactions, including whether existing clinical data will be sufficient in order to obtain a CE Certificate of Conformity and affix a CE Mark to the red blood cell system;
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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “may,” “should,” “could,” “would,” “project,” “predict,” “potential,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on our business, results of operations and financial condition. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the rate of customer adoption in the U.S. and our ability to achieve market acceptance of our products in the U.S. and international markets, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities or Notified Bodies to grant marketing approval or receive CE Certificates of Conformity for our products or for product extensions or additional claims for our products, our ability to obtain reimbursement approval for our products, changes in regulatory approval or certification requirements for our products, our ability to complete the development and testing of additional configurations or redesigns of our products, our need for additional financing and our ability to access funding under our agreement with BARDA, the impacts of regulation of our products by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius Kabi AG and other third parties to manufacture and supply certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete our red blood cell system’s commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002, and other factors discussed below and under the caption “Risk Factors,” in Item 1A of this Annual Report on Form 10-K. We discuss many of these risks in this Annual Report on Form 10-K in greater detail in the section titled “Risk Factors” under Part I, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we incorporate by reference in and have filed as exhibits to this Annual Report on Form 10-K completely. Our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise any forward-looking statements to reflect new information or future events, even if new information becomes available in the future. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

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
•
We have very limited experience selling directly to hospitals or expertise complying with regulations governing finished biologics, and our inability to successfully commercialize the INTERCEPT Blood System for cryoprecipitation in the U.S. would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
•
If our competitors develop products superior to ours, market their products more effectively, or receive regulatory approval or certification before our products, our commercial opportunities could be reduced or be eliminated.
•
Clinical trials are costly and time consuming, may take longer than we expect or may not be completed at all, and their outcomes are uncertain. A failure to generate data in clinical trials to support expanded label claims or to support marketing approvals or certification for our product candidates could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
•
If we modify our FDA-approved or CE Marked products, we may need to seek additional approvals or certification, which, if not granted, would prevent us from selling our modified products.
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

Our INTERCEPT Blood System is intended for use with blood components and certain of their derivatives: platelets, plasma, red blood cells and to produce INTERCEPT Fibrinogen Complex, or IFC, and pathogen reduced plasma, cryoprecipitate reduced. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received a broad range of regulatory approvals and certification, including but not limited to FDA approval in the U.S., CE Certificates of Conformity delivered in accordance with the Medical Devices Directive 93/42/EEC, or MDD, permitting us to affix the CE Mark to our products and place them on the market in the European Union in accordance with the transitional provisions of the Medical Devices Regulation 2017/745, or MDR, and other jurisdictions that recognize the CE Mark, and are being marketed and sold in a number of countries around the world, including the U.S., certain countries in Europe, the Commonwealth of Independent States, or CIS, the Middle East, and Latin America and selected countries in other regions of the world. Additionally, we have received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. The INTERCEPT Blood System for Cryoprecipitation uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. In addition, the INTERCEPT Blood System for Cryoprecipitation is used to produce pathogen reduced plasma, cryoprecipitate reduced. We currently sell the platelet and plasma systems using our direct sales force and through distributors and sell IFC or disposable kits to manufacture IFC in the U.S. using our direct sales force. If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including in the U.S., we will have difficulties achieving profitability.

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development. In the U.S., we are currently conducting two Phase 3 clinical trials - the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, un-treated, red blood cells and the ReCePI study to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. In the European Union, or EU, we completed the resubmission of our application for a CE Certificate of Conformity under the new Medical Device Regulation 2017/745, or MDR, in June 2021; however, we do not expect an approval decision will occur for at least another 12 months, if ever.

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

INTERCEPT Blood System—Platelets
•
Commercialized in the U.S., Canada and a number of countries in Europe, the CIS, the Middle East, and selected countries in other regions around the world
•
Refiled for CE Certificate of Conformity under MDR; pending review
•
Post-marketing recovery and survival study underway

INTERCEPT Blood System—Plasma
•
Commercialized in the U.S. and a number of countries in Europe, the CIS, the Middle East, and selected countries in other regions around the world
•
Refiled for CE Certificate of Conformity under MDR; pending review
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
Application for CE Certificate of Conformity under MDR submitted in 2021

INTERCEPT Blood System—Cryoprecipitation	• FDA approval in November 2020 • U.S. agreement with certain blood center manufacturing partners • Limited commercialization in the U.S.

INTERCEPT Blood System for Platelets, Plasma and Cryoprecipitation

The platelet system and plasma system are designed to inactivate blood-borne pathogens in platelets and plasma donated for transfusion. Both systems received a CE Certificate of Conformity permitting us to affix the CE Mark in the European Economic Area, or EEA, and FDA approval in the U.S. and are currently marketed and sold in a number of countries around the world including the U.S., countries in Europe, the CIS, the Middle East and selected countries in other regions of the world. Separate approvals for use of INTERCEPT-treated platelet and plasma products have been obtained in France and Switzerland. In Germany and Austria, where approvals must be obtained by individual blood centers for use of INTERCEPT-treated platelets and plasma, several centers have obtained such approvals for use of INTERCEPT-treated platelets and one center has obtained such approval for use of INTERCEPT-treated plasma. Many countries outside of the European Union recognize the CE Mark and have varying additional administrative or regulatory processes that must be completed before the platelet system or plasma system can be made commercially available. In general, these processes do not require additional clinical trials. Regardless, some potential customers may desire to conduct their own clinical studies before adopting the platelet system or plasma system. We received CE Certificates of Conformity in accordance with the MDD for our INTERCEPT platelet and plasma systems, which currently will expire in May 2024. European Union regulators have enacted legislation that requires all medical devices to comply with the requirements of the new MDR, including the related transitional provisions. To continue to place our platelet and plasma systems on the European Union market, we will need to obtain new CE Certificates of Conformity under the new MDR. We have submitted our application and technical documentation for CE Certificates of Conformity under the MDR for both our INTERCEPT platelet and plasma systems which are currently under review by our Notified Body. The FDA has approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in 100% plasma or InterSol in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and as an alternative to gamma irradiation for prevention of transfusion-associated graft versus host disease. In 2021, we completed one of the two post-approval studies that FDA required as part of its approval of the platelet system - a haemovigilance study evaluating the incidence of acute lung injury following transfusion of INTERCEPT-treated platelets. The second required post-approval study - a recovery study of platelets treated with the platelet system - is currently in progress. The FDA has also approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion.

We have also received FDA approval for the INTERCEPT Blood System for Cryoprecipitation, which uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency and to produce pathogen reduced plasma, cryoprecipitate reduced.

We expect our commercial efforts in 2023 will continue to largely be focused on enabling blood centers that are using INTERCEPT to increase the number of platelet and plasma units produced and made available to patients. In addition we plan to sell the INTERCEPT Blood System for Cryoprecipitation to certain blood center customers and to sell IFC to hospital customers. In addition, we will continue to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. To enable broader patient access to IFC in the U.S., U.S.-based blood centers need to complete process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before IFC can be made available to hospital customers outside of the state of IFC production. We have contracted with several blood centers to produce IFC for us which we plan to sell directly to hospitals. All of the blood centers that we have contracted with to produce IFC for us have submitted for their interstate licenses, or BLAs. Until BLAs are more broadly obtained, we expect that our direct sales of IFC will be limited. Further, the hospital customers of blood centers may need to complete changes to their administrative processes of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories prior to receiving INTERCEPT-treated components. In addition, we estimate that the majority of platelets used in the U.S. are collected by apheresis, which is part of our FDA-approved label for the platelet system, though a significant minority are prepared from pooled random donor platelets derived from whole blood collections. While available in Europe and other regions around the world, in order to gain FDA approval for a pathogen reduction system compatible with triple dose collections and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials, and will need to obtain FDA approval of a PMA supplement. We do not currently have plans to pursue these configurations. In addition, we may pursue development projects for other plasma derived biological products, which may require the submission and approval of additional PMA supplements for the plasma system. These development activities will be costly and may not be successful should we choose to pursue them. Our failure to seek and obtain FDA and foreign regulatory approvals or certification of new configurations could limit revenues from sales of our products.

INTERCEPT Blood System for Red Blood Cells

The red blood cell system is designed to inactivate blood-borne pathogens in red blood cells intended for transfusion. We completed a series of in vitro and in vivo tests with the red blood cell system, including successfully completing recovery and survival studies measuring red cell recovery twenty-four hours after transfusion. Previously, we terminated Phase 3 clinical trials for acute and chronic anemia using a prior generation of the red blood cell system due to the detection of antibody reactivity to INTERCEPT-treated red blood cells, or RBCs, in two patients in the trial for chronic anemia. The antibody eventually cleared and the subjects had no adverse health consequences. After unblinding the data from the original Phase 3 clinical trials, we found that we had met the primary endpoint in the clinical trial for acute anemia. We evaluated the antibodies detected and developed process changes to diminish the likelihood of antibody reactivity in RBCs treated with our modified process. We have since successfully completed Phase 3 clinical trials of the red blood cell system for subjects with acute and chronic anemia patients to support an application for a CE Certificate of Conformity. We filed our application for a CE Certificate of Conformity for the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the application for a CE Certificate of Conformity under the new MDR. We have been notified that all four modules of our submission have been reviewed by our notified body, TÜV SÜD. Furthermore, the Dutch Medical Evaluation Board (CBG), the competent authority for our red blood cell product, has reviewed the relevant sections of our submission and have asked numerous questions. We will need to satisfactorily respond to those questions timely and with satisfactory data before our products will be considered for certification. We cannot predict when, if ever, we will be able to answer those questions and supply the required data or whether a decision concerning certification will occur. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificate of Conformity” under “Item 1A—Risk Factors” of this Annual Report on Form 10-K for additional information with respect timing of the ultimate decision on our application for a CE Certificate of Conformity.

We previously completed a European Phase 3 clinical trial of RBCs treated with the INTERCEPT Blood System for acute anemia in cardiovascular surgery subjects announced that the trial met its primary endpoint, with preliminary analysis demonstrating that the mean hemoglobin content (53.1g) of INTERCEPT-treated RBCs, on day 35 of storage met the protocol-defined criteria for equivalence based on the inferiority margin of 5g compared to conventional RBCs (55.8g). The randomized, double-blind, controlled, multi-center Phase 3 clinical trial of the red blood cell system evaluated the efficacy of the red blood cell system to process RBCs with quality and mean hemoglobin content (>40 g) suitable to support transfusion according to the European Directorate for the Quality of Medicines. The blood components were transfused to 51 cardiovascular surgery subjects at two German clinical trial sites to evaluate transfusion efficacy and overall safety. There were no clinically relevant trends in severe or serious treatment related adverse events by system organ class. The observed adverse events were within the expected spectrum of co-morbidity and mortality for subjects of similar age and with advanced cardiovascular diseases undergoing cardiovascular surgery requiring red cell transfusion. No subjects exhibited an immune response to INTERCEPT-treated RBCs. Additionally, we previously announced that the European Phase 3 clinical trial of chronic anemia evaluating INTERCEPT-treated RBCs in thalassemia subjects met its primary efficacy and safety endpoints. Regardless of the potential sufficiency of clinical data required to receive a CE Certificate of Conformity, we understand that we will need to generate additional safety data from commercial use in order to achieve broad market acceptance, if ever certified.

In the U.S., we successfully completed a Phase 2 recovery and lifespan study. Subsequently, we initiated a double-blind Phase 3 clinical study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated RBCs when compared to conventional RBCs in regions impacted by the Zika virus epidemic. The RedeS study was expanded to other areas at risk for transfusion-transmitted infections. The FDA has agreed to modify the criteria for a clinical pause if we see three or more treatment emergent antibodies with amustaline specificity without evidence of hemolysis in patients receiving INTERCEPT-treated RBCs in our RedeS study. We will now be allowed to continue study enrollment for the RedeS study while we investigate the clinical significance of the antibodies. If we determine that there is no clinical significance and no impact on patients, then there will be no impact on study enrollment. If treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. The trial has been further expanded to include a 6-month chronic phase for subjects requiring simple repeat transfusions and also to include up to thirty patients with Sickle Cell Disease requiring red cell exchange. Subjects that would qualify for inclusion into the chronic phase would be those with conditions such as Sickle Cell Disease, Thalassemia or Myelodysplasia. This expansion of study population requires the inclusion of additional sites beyond the nine currently engaged in the trial up to fifteen. RedeS is a double-blind, controlled, parallel group study where up to 800 subjects will be randomized to receive either 28 days, or 28 days plus 6 months of transfusion support with INTERCEPT-treated RBCs or conventional RBCs, with a primary endpoint of hemoglobin increment following transfusion. These data from the expanded RedeS study will support our chronic use assessment in our submission for approval to the FDA. We also received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study, that is designed to evaluate the efficacy and safety of INTERCEPT-treated RBCs in patients requiring transfusion for acute blood loss during surgery. Up to 600 subjects are expected to be transfused in up to 19 participating sites in the U.S. Subjects will be randomized on a 1:1 basis either to the treatment arm transfused with RBCs treated with or to the control arm transfused with conventional RBCs. The primary efficacy endpoint is the proportion of subjects experiencing acute kidney injury as an assessment of RBC efficacy in providing tissue oxygenation, measured as an increase in serum creatinine compared to pre-surgery, baseline levels within 48 hours after the surgery. Enrollment in the ReCePI study is currently underway at 15 sites. Enrollment in the ReCePI study began in 2019. Both RedeS and ReCePI trials have seen significant delays in subject recruitment due to COVID-19. Several participating institutions implemented policies that limited clinical research activities and some eligible subjects have rejected participation because of the need for follow up. Furthermore, some study sites have withdrawn from study participation. Additionally, delays in progressing new site commitments to participate in the trials were seen due to hospital clinical research staff reductions and institutional commitments to COVID-19 related activities. The RedeS and ReCePI studies are being funded as part of our agreement with BARDA. In addition to successfully conducting and completing the RedeS and ReCePI studies, we also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA before the FDA will consider our red blood cell product for approval. Should the COVID-19 pandemic resurge in areas where we are enrolling patients, our ability to complete the clinical trials timely, or at all, may be jeopardized.

Additional information regarding our interactions with the FDA, our application for a CE Certificate of Conformity in the European Union for the red blood cell system, and potential future clinical development of the INTERCEPT Blood System in Europe and in the U.S. can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factors titled “Clinical trials are costly and time consuming, may take longer than we expect or may not be completed at all, and their outcomes are uncertain. A failure to generate data in clinical trials to support expanded label claims or to support marketing approvals or certification for our product candidates could materially and adversely affect our business, financial condition, results of operations and growth prospects” and “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity,” as well as generally under the heading “Risks Related to Regulatory Approval, CE Certificates of Conformity and Oversight, and Other Legal Compliance Matters.”

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

Manufacturing and Supply

We have used, and intend to continue to use, third parties to manufacture and supply the illuminators, components, disposable kits and inactivation compounds that make up the INTERCEPT Blood System for use in clinical trials and for commercialization. With the exception of certain components, we rely solely on Fresenius Kabi AG, or Fresenius, for the manufacture of disposable kits for the platelet and plasma systems. We rely on other contract manufacturers for the production of our reagents, inactivation compounds, compound adsorption components of the disposable kits, illuminators and other disposable kits or disposable accessories used in the INTERCEPT Blood System. We currently do not have alternate manufacturers for many of the components in our products or product candidates beyond those that we rely on, but we are in the process of identifying potential alternate manufacturers for several components, reagents and compounds. On May 2, 2022, we entered into the Second Amended and Restated Supply and Manufacturing Agreement, or the 2022 Agreement, with Fresenius Kabi AG, Fenwal France SAS, Fenwal International, Inc. and Fresenius Kabi Deutschland GmbH, or collectively, Fresenius, for the manufacture and production of disposable sets for the INTERCEPT Blood System until December 31, 2031. Under the terms of the 2022 Agreement, Fresenius is obligated to manufacture, and we are obligated to purchase, finished disposable kits for the platelet and plasma systems. The 2022 Agreement permits us to purchase sets for the platelet and plasma systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. Fresenius will expand manufacturing of the disposable sets to three production facilities, following qualification and licensure of such additional facilities. The term of the 2022 Agreement will automatically renew for successive two-year periods unless terminated by either party upon two years’ prior written notice, in the case of the initial term, or one year prior written notice, in the case of any successive renewal term. We and Fresenius each have normal and customary termination rights, including termination for material breach. Pricing under the 2022 Agreement for the initial term is based on volume purchases by us and subject to an annual adjustment based on variation in a price index.

Components of the compound adsorption devices used in our platelet and plasma disposable kits are manufactured by Porex Corporation, or Porex. In April 2017, we entered into an amended and restated manufacturing and supply agreement with Porex for the continued supply of the compound adsorption devices. Porex is our sole supplier for certain components of and manufacturing of the compound adsorption devices. Under the amended and restated Porex agreement, we are no longer subject to a minimum annual purchase requirement; however, Porex has the right to terminate the agreement, upon twelve months’ prior written notice, if annual production falls below a mutually agreed threshold. The amended and restated Porex agreement was renewed in December 2021 and will continue until December 31, 2024. Commercially viable alternatives, if ever available, are likely several years away.

We also have an amended and restated supply agreement with Purolite LLC, formerly Purolite Corporation, or Purolite, for the supply of raw materials used to make the compound adsorption devices. The amended supply agreement expires in April 2024, and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Neither party has delivered notice of its intent to terminate the agreement. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap.

Pursuant to a contract that we and Nova Biomedical Corporation, or Nova, entered into in September 2008, Nova had been manufacturing the current model of illuminators for us. In February 2022, Nova completed a last time build of our current model illuminator, which is being phased out of manufacture due to obsolescence of certain components. Although still in development, we have completed the redesign of the new illuminator, which is expected to take more than twelve months to obtain regulatory approval. Until such time as we obtain approval for the redesigned illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. Our Nova agreement expired in September 2022.

We operate with an amended manufacturing and supply agreement with Piramal, formerly, Ash Stevens, Inc., for the synthesis of amotosalen, the inactivation compound used in our platelet and plasma systems. Under this amended agreement, we are subject to minimum annual purchase requirements. The term of the amended manufacturing and supply agreement with Piramal will expire on December 31, 2023 and will continue to automatically renew for successive two-year periods, unless terminated by either party upon providing at least one year prior written notice, in our case, or at least two years prior written notice, in the case of Piramal. Neither party has delivered notice of its intent to terminate the agreement.

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

In Germany, decisions on product adoption are made on a regional or blood center-by-blood center basis. While our obtaining a CE Certificate of Conformity permitting us to affix the CE Mark and sell the platelet and plasma systems to blood centers in Germany, blood centers in Germany must still obtain both local manufacturing approval and national marketing authorization from the Paul Ehrlich Institute, or PEI, a German governmental regulatory body overseeing the marketing authorization of certain medical products, before being allowed to sell platelet and plasma components treated with the INTERCEPT Blood System to transfusing hospitals and physicians. To date, several blood centers in Germany have received such requisite approvals and authorizations for the platelet system. Given the competitive nature of the German blood banking market, pricing for blood components is relatively low compared to other markets. INTERCEPT-treated platelets received national reimbursement in Germany in 2018 at a premium to untreated platelets. While this dynamic has the potential to generate economic value for blood centers in Germany, we cannot ensure that blood centers will understand or act on the potential economic and logistical benefits of using INTERCEPT compared to conventional blood components as well as the potential safety benefits of INTERCEPT-treated blood components. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using the INTERCEPT Blood System. The review period for a new MAA can be twelve months or longer following submission and we cannot predict which German customers or potential customers will obtain an MAA. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect the potential for growth in that region. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. We do not yet know if or how German blood centers plan to market and sell to their hospital customers nor do we have the ability to influence and control implementation in hospitals in Germany to administer pathogen-reduced platelets. Should German blood centers be ineffective in marketing and selling INTERCEPT-treated platelets or if hospitals object, or are slow implementing the steps needed to procure and administer pathogen reduced platelets, our market in Germany may be limited or be slow to realize acceptance.

In France, broad product adoption is dependent on a central decision by the Établissement Français du Sang, or EFS, a public organization responsible for all collection, testing preparation and distribution of blood products in France. In October 2021, we entered into a new agreement with EFS to supply platelet disposable kits. The agreement for supply of platelet disposable kits provides for a base term of two years, with two options for EFS to extend for one year each. In January 2020, we entered into a new agreement with EFS to supply plasma disposable kits and maintenance services for illuminators for a base term of two years, with two options for EFS to extend for one year each. EFS exercised the second option in September 2022. While EFS has standardized production of its platelets using the INTERCEPT Blood System, we cannot provide any assurance that the national deployment of INTERCEPT to treat platelets in France will be sustainable, or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contracts. If we are unable to continue to successfully support EFS’ national adoption of the INTERCEPT Blood System for platelets, EFS’ use of the INTERCEPT Blood System for Plasma or the final commercial terms of any subsequent contract for platelet or plasma disposable kits are less favorable than the terms under our existing contracts, our financial results may be adversely impacted.

In England, decisions on product adoption are centralized in the National Blood Service, or NHSBT, which collects, tests, processes and supplies blood products to hospitals in England and North Wales. The National Blood Service has implemented bacterial detection for platelets for several years. We do not know when, if ever, the NHBST will consider adoption of a product for pathogen reduction, including INTERCEPT.

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

The FDA has granted Breakthrough Device Designation and has since approved the INTERCEPT Blood System for Cryoprecipitation, which uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency and to produce the derivative product, pathogen reduced plasma, cryoprecipitate reduced. We have entered into manufacturing agreements with certain blood centers to produce IFC for us. In addition, we have entered into agreements with certain blood centers and blood center affiliate organizations to sell the INTERCEPT Blood System for Cryoprecipitation. In order to successfully commercialize IFC, we will need to generate commercial use data in order to influence the market and sell directly to hospital users and blood center producers of cryoprecipitate. We are adding to and reorganizing our existing commercial teams to commercialize IFC. We do not know if IFC will be perceived as clinically, operationally, or economically attractive to hospital customers or at what price, if any, or if the investment needed to sell IFC will be sustainable. Should our sale of kits to produce IFC alienate our contracted manufacturing partners, it may put pressure on the pricing for IFC in the marketplace or limit commercialization of IFC in the U.S.

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

The costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third-party payors, the costs and expenses specific to the INTERCEPT Blood System may not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. Governmental or third-party payors may change reimbursement rates, year over year, or in reaction to submitted claims for reimbursement of costs and expenses related to blood components treated with INTERCEPT. If the costs to the hospital for INTERCEPT processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, or if reimbursement rates are insufficient or decreased in any given year for blood components treated with INTERCEPT, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

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

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our products directly. In certain of these jurisdictions, we rely on these distributors to obtain any necessary in-country regulatory approvals, in addition to marketing and selling the INTERCEPT Blood System, providing customer and technical product support, maintaining inventories, and adhering to our quality system in all material respects, among other activities. Selected areas where we have entered into geographically exclusive distribution agreements include but are not limited to certain countries in the CIS, the Middle East, Latin America, and Southeast Asia. Our success in these regions is dependent on our ability to support our distributors and our distributors’ ability to market and sell our products and to maintain and service customer accounts, including technical service. Our distribution agreements meaningfully contribute to our revenues. As such, declining performance or the outright termination or loss of certain distributor relationships could harm our existing business, may impact our growth potential, and could result in higher operating costs for us. As our distributors play a critical role in our commercialization efforts, we evaluate their performance on an ongoing basis. As we continue to evaluate our distributors, we may take further actions in the future which may have an impact on our operating results. In the past, we have transitioned certain territories to new distribution partners who we felt were capable of improved performance relative to their predecessors as well as transitioned some of these territories to a Cerus direct option for EFS to extend for one year each sales effort, which we believed would provide us with better visibility into and control of sales execution. We may undertake similar changes in the future. As a result, we may experience a decrease in the volume of INTERCEPT disposable kit sales for the impacted territories as outgoing distribution partners sell through their disposable kit inventory. In addition, any new distributors or our own direct sales force may require some time to develop the market with the same proficiency as previous distributors. We cannot provide assurance that any such changes will achieve the same level of operations or proficiency as previous distributors.

Government Contracts

We operate directly under three contracts with U.S. Federal Agencies, one with BARDA, one with the FDA, and another with the Department of Defense, or DoD. Revenue from the cost reimbursement provisions under our BARDA and the FDA government contracts varies by year. A portion of our government contract revenue is subject to renegotiation of reimbursement rates or termination of the contract at the election of the U.S. government. Our ability to recognize revenue under our contract with DoD for the development of pathogen reduced, lyophilized cryoprecipitate is based on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. In addition, U.S. government contracts typically contain unfavorable provisions and are subject to audit and modification by the government at its sole discretion. Generally, government contracts, including our agreements with BARDA, the FDA, and the DoD, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. See Note 2 in the Notes to Consolidated Financial Statements under “Item 15—Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for information on significant accounting policies related to our government contract revenue and other financial information for the years ended December 31, 2022, 2021 and 2020. Further discussion of the factors impacting our government contracts revenue and the related impact on our ability to operate our business can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factors titled “A significant portion of the funding for the development of the red blood cell system is expected to come from our BARDA agreement, and if BARDA were to eliminate, reduce, delay, or object to extension for funding of our agreement, it would have a significant, negative impact on our government contract revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding” and “Unfavorable provisions in government contracts, including in our contracts with BARDA, FDA and DoD, may harm our business, financial condition and operating results.”

Competition

Our products face a wide variety of competition from entities competing directly with alternative pathogen reduction technologies for platelets and/or plasma, as well as from entities developing and selling diagnostic screening products to detect and prevent contaminated products from being transfused, and from process and procedural decisions involving blood banking operations including but not limited to shortened shelf-life of blood components. Many of our competitors have mature, well-established products or have other products which are sold to U.S. based blood centers and many have more commercial resources than we do. In addition, competitors may choose to seek a lower class of regulatory approval or certification than our products, which may be easier and less costly for them to maintain and may be perceived as sufficient by the marketplace. We believe that the INTERCEPT Blood System has certain competitive advantages over competing blood-borne pathogen reduction methods that are either on the market or known to us to be in development. The INTERCEPT Blood System is designed for use in blood centers, which allows for integration with current blood collection, processing and storage procedures. Certain competing products currently on the market, such as solvent detergent-treated plasma, use centralized processing that takes blood products away from the blood center in order to be treated at a central facility before being shipped back out to the blood centers or hospitals for ultimate transfusion, which may result in higher costs.

Our INTERCEPT Blood System for cryoprecipitation competes with traditional cryoprecipitate, a by-product of thawing frozen plasma and with human plasma derived fibrinogen concentrates. While we believe that IFC has many advantages over competitors, conventional cryoprecipitate and fibrinogen concentrates are well established within hospital use. Hospitals may not perceive the advantage of IFC over the competing products, we may be ineffective in selling blood components directly to hospitals or be unable to convince hospitals of the economic or patient advantages relative to the competitors.

In Europe, several companies, including Grifols, Octapharma AG, MacoPharma International and Kedrion Biopharma, are developing or selling commercial pathogen reduction systems or services to treat fresh frozen plasma. Terumo BCT, a subsidiary of Terumo Corporation, has developed a pathogen reduction system for blood products and has received a Class II CE Certificate of Conformity and affixed the CE Mark for such system for both platelets and plasma and received Swissmedic approval for platelets treated with their system. MacoPharma has received a CE Certificate of Conformity for a UVC-based pathogen reduction product for platelets. MacoPharma completed a Phase 3 clinical trial in Germany to generate additional data for possible expanded approvals. We understand that Terumo BCT also developed a pathogen reduction system for whole blood receiving a Class II CE Certificate of Conformity. Each of these companies’ products may offer competitive advantages over our INTERCEPT Blood System.

In the U.S., INTERCEPT-treated plasma faces competition from Octapharma AG, which is currently commercializing treated fresh frozen plasma for certain indications in the U.S. Our platelet product faces competition from a number of diagnostic and testing companies currently approved for the detection of pathogens including bacterial and viral pathogens in donated blood products and may face competition from other technologies if approved.

Terumo BCT’s platelet, plasma or whole blood pathogen reduction product may be viewed as favorable by the Japanese Red Cross. Terumo Corporation is a large Japan-based, multinational corporation with more mature products and relationships than we have. Our ability to commercialize our products in certain markets, particularly in Japan, may be negatively affected by Terumo’s resources and their pre-existing relationships with regulators and customers. Should Terumo BCT’s product be approved for use and commercialized in Japan, our products would likely directly compete against its products and we believe we would likely need to either establish operations in Japan or partner with a local Japanese company.

We believe that the primary competitive factors in the market for pathogen reduction of blood products include the breadth and effectiveness of pathogen reduction processes, the amount of demonstrated reduction in transfusion related adverse events subsequent to adopting pathogen reduction technology, robustness of treated blood components upon transfusion, the scope and enforceability of patent or other proprietary rights, perceived product value relative to perceived risk, product supply, perceived ease of use, perception of safety, efficacy and economics of pathogen reduction systems, and marketing and sales capability. In addition, we believe the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval are also important competitive factors. We believe that the INTERCEPT Blood System will compete favorably with respect to these factors, although there can be no assurance that it will be able to do so. Our success will depend in part on our ability to convince prospective customers of the benefits of and need to adopt pathogen reduction technology and specifically our system relative to other technologies, our ability to obtain and retain regulatory approvals or certifications for our products, and our ability to continue supplying quality and effective products to our customers and prospective customers.

Patents, Licenses and Proprietary Rights

Our commercial success will depend in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2022, we owned 10 issued or allowed U.S. patents and approximately 70 issued or allowed foreign patents related to the INTERCEPT Blood System. Our patents expire at various dates between 2025 and 2040. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fresenius to U.S. and foreign patents relating to the INTERCEPT Blood System, which expire at various dates in 2023 and 2024. Due to the complexity of our products, we believe it is the protection afforded to our products by the portfolio of intellectual property rights that best protect our proprietary system rather than any one particular patent or trade secret. Proprietary rights relating to our planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

Inventory Requirements and Product Return Rights

Our platelet and plasma disposable kits have received regulatory approval and certification for shelf lives ranging from 6 to 24 months. Our INTERCEPT Blood System for Cryoprecipitation has received regulatory approval and certification for a shelf life of 12 months. Although we have regulatory approval and certification for our products in most regions for up to a 24 month shelf life, the FDA has limited our platelet product to a six month shelf life and has asked for additional stability and aging data on newly manufactured lots which will require us to manage our U.S. supply chain closely until we generate the requested data and receive approval for longer shelf lives from the FDA. Illuminators and replacement parts do not have regulated expiration dates. We own raw materials, work-in-process inventory for certain components of INTERCEPT disposable kits, finished INTERCEPT disposable kits, illuminators, and certain replacement parts for our illuminators. Our supply chain for certain of these finished goods and separately, components, held as work-in-process on our consolidated balance sheets, may potentially take over one year to sell or complete production before being utilized in finished disposable kits or illuminators. We maintain inventory based on our current and future sales projections, and at each reporting period, we evaluate whether our work-in-process inventory would be used for production within the next 12-month period and evaluate our finished units in order to sell to existing and prospective customers within the next 12-month period. Except for our active pharmaceutical ingredients, illuminators and certain raw materials used in the production of certain components, it is not customary for our production cycle for inventory to exceed twelve months. Instead, we use our best judgment to factor in lead times for the production of our finished units to meet our current demands. Occasionally, we make last-time-buys of certain components or raw materials when such components or raw materials are considered at risk of being discontinued which allows us to ensure continuity of production and sufficient time to develop or identify, qualify and secure alternate raw materials or components. Inventory is recorded at the lower of cost, determined on a first in, first out basis, or market value. We use judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable and frequently review such determinations. We rely on our direct sales team and distributors to provide accurate forecasts of sales in their territory. If our forecasts or those of our distributors are inaccurate, we could face backlog situations or conversely, may produce and carry an abundance of inventory that would consume cash faster than we have currently planned. Generally, we write-down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use to net realizable value in the period that it is first recognized, by using a number of factors, including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of our inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods.

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

Research and Development Expenses

A significant portion of our operating expenses is related to research and development, and we intend to maintain a balanced yet strong commitment to our research and development efforts. As we look ahead, we anticipate that the regulatory submission processes related to potential PMA supplements for the platelet and plasma systems or post market approval requirements will require substantial continued investment in research and development activities, as will our ongoing clinical, development and chemistry manufacturing and control, or CMC, work for our red blood cell system in Europe as well as our whole-blood initiative in collaboration with the FDA. In the U.S., we expect to incur research and development expenses associated with pursuing licensure of the red blood cell system including the RedeS study, the ReCePI study and an additional Phase 3 clinical trial for chronic anemia, in vitro studies, and other activities to pursue FDA approval of our red blood cell system. To the extent available, many of the U.S. red blood cell activities may be reimbursed by BARDA, though no guarantee can be made that our progress will be satisfactory to BARDA or that funds will be available to either BARDA or us. Similarly, most of our whole blood program is expected to be reimbursed by the FDA, though no guarantee can be made that our progress will be satisfactory to the FDA or that funds will be available to the FDA or us. Our ability to receive funding under our contract with DoD for the development of pathogen reduced, lyophilized cryoprecipitate is based on achievement of milestones which cannot be guaranteed. If we are unable to achieve any of those milestones, funding may be limited, less than expected, or non-existent for that particular milestone, which in all cases would negatively impact our cash flows and financial results. In addition, we plan to continue spending on new product development and enhancements to our illumination device and next generation of our INTERCEPT Blood System kits, which may increase research and development expenses. See Note 2 in the Notes to Consolidated Financial Statements under “Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for the years ended December 31, 2022, 2021 and 2020.

Government Regulation

We and our products are comprehensively regulated in the U.S. by the FDA and by comparable governmental authorities in other jurisdictions.

Our European Union investigational plan has been based on the INTERCEPT Blood System being categorized as Class III drug/device combination under the MDD. Medical devices, including INTERCEPT will need to be re-registered and approved under the new MDR which entered into application on May 26, 2021.

We initially received a CE Certificate of Conformity for our platelet system and separately for our plasma system in 2002 and 2006, respectively. In March 2020, we received an extension of the CE Certificate of Conformity to 2024, under the MDD. While our current extension of registration is based on the MDD for the platelet and plasma systems, we cannot assure you that these products will timely meet the requirements of the MDR prior to the expiration of the CE Certificate of Conformity granted on the basis of the MDD. A separate CE Certificate of Conformity in accordance with the MDR must be received for the red blood cell system to be sold in the European Union and in other countries recognizing the CE Mark. We filed our application for a CE Certificate of Conformity of the red blood cell system in December 2018 under the MDD, and in June 2021, we completed the process to resubmit our application under the new MDR. However, we do not expect that a decision under the MDR will occur for at least another 12 months, if ever. In addition, France, Switzerland, Germany, and Austria require separate approvals for INTERCEPT-treated blood products.

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

As a condition to the FDA approval of the platelet system, we were required to conduct two post-approval studies of the platelet system studies - a haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT-treated platelets; and a recovery study of platelets treated with the platelet system. The haemovigilance study has completed, met its end point, and results have been published in a peer-reviewed journal. However, we will need to successfully complete the recovery and survival study of the platelet system. Should we be unsuccessful in meeting the criteria for the recovery and survival study, use of the platelet system may be limited, require label and use restrictions or have a revocation or suspension of approval. In addition to these studies, the FDA has also required us to perform many studies to support changes to our products and to commit to perform other lengthy post-marketing studies, for which we will have to expend significant additional resources. In addition, there is a risk that post-approval studies will show results inconsistent with our previous studies.

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

The changes to the regulatory system implemented in the EU by the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfilment of the obligations imposed by the MDR may cause us to incur substantial costs. We may be unable to fulfill these obligations or our Notified Body may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity under the MDR.

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

We believe that in deciding whether the INTERCEPT Blood System is safe and effective regulatory authorities have taken, and are expected to take, into account whether it adversely affects the therapeutic efficacy of blood components as compared to the therapeutic efficacy of blood components not treated with INTERCEPT. Data from human clinical studies must demonstrate the safety of treated blood components and their therapeutic comparability to untreated blood components. In addition, regulatory authorities will weigh INTERCEPT’s safety, including potential toxicities of the inactivation compounds, and other risks against the benefits of using the system in a blood supply that has become safer. We have conducted many toxicology studies designed to demonstrate the INTERCEPT Blood System’s safety. There can be no assurance that regulatory authorities will not require further toxicology or other studies of our products. Based on discussions with the FDA and European Union regulatory authorities, we believe that data only from laboratory and animal studies, not data from human clinical studies, will be required to demonstrate the system’s efficacy in reducing pathogens. In light of these criteria, our clinical trial programs for the INTERCEPT Blood System consist of studies that differ from typical Phase 1, Phase 2 and Phase 3 clinical studies.

We have relatively little human or commercial use data supporting our IFC product. Accordingly, prospective blood center manufacturing partners, hospitals or physicians may require additional commercially derived data before choosing to use IFC. Such studies may be costly and require the use of third-party clinical research organizations, or CROs, or data capture methods and may take a considerable amount of time to generate sufficient data before we can achieve broad market acceptance, if ever.

We may be subject to diverse laws and regulations relating to data privacy and security as a result of our employee data or other personal information that we may collect. In addition, if we do collect personal data as part of any clinical trials or other testing, we would be subject to regulatory obligations. This includes, in the U.S., the California Consumer Privacy Act of 2018, or CCPA, in the European Economic Area, or EEA, the EU General Data Protection Regulation, or GDPR (Regulation 2016/679) and the related national rules of the individual EEA countries, and in the United Kingdom, or UK, the UK GDPR. New privacy rules are being enacted in the U.S. and globally, and existing ones are being expanded, updated and strengthened. Effective May 25, 2018, the EU GDPR, a broad data protection framework that expanded the scope of EU data protection laws to entities that process the personal information of EU subjects, including employee data and clinical trial data that may be processed outside the EU entered into application. The EU GDPR introduced more stringent operational requirements than its predecessor legislation.

Further, the Court of Justice of the European Union ruled in July 2020 that the Privacy Shield, used by thousands of companies to transfer data between the European Union and United States, was invalid and could no longer be used. In September 2020, Switzerland concluded that the Swiss-U.S. Privacy Shield Framework did not provide an adequate level of protection for data transfers from Switzerland to the United States. Alternative transfer mechanisms may be used, including the standard contractual clauses, or SCCs, while the authorities interpret the decisions and scope of the invalidated Privacy Shield, but the SCCs have also been called into question in the same ruling that invalidated Privacy Shield. Other states have enacted data privacy laws. For example, Virginia passed the

Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CCPA and became effective in 2023.

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

Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020, election. Effective starting on January 1, 2023, the CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

Further discussion of our regulatory and clinical trial status can be found in “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factors titled “Clinical trials are costly and time consuming, may take longer than we expect or may not be completed at all, and their outcomes are uncertain. A failure to generate data in clinical trials to support expanded label claims or to support marketing approvals or certification for our product candidates could materially and adversely affect our business, financial condition, results of operations and growth prospects” and “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity,” as well as generally under the heading “Risks Related to Regulatory Approval, CE Certificates of Conformity and Oversight, and Other Legal Compliance Matters.”

U.S. Health Care Reimbursement and Reform

Our ability to commercialize our products successfully in the U.S. will depend in part on the extent to which coverage and appropriate reimbursement levels for the cost of the products and related treatment are obtained. The INTERCEPT Blood System is currently sold to U.S. based blood collection entities. Because our INTERCEPT processing kits are not directly reimbursable by governmental or commercial third-party payors, adoption of the INTERCEPT Blood System will, in part, require coverage and adequate reimbursement to be provided for the procedures and treatments which utilize INTERCEPT-processed blood products. There is no uniform policy of coverage and reimbursement among third-party payors, as such, coverage and reimbursement can differ significantly from payor to payor. Even if favorable coverage and reimbursement status is attained for a particular procedure or treatment, less favorable coverage policies and reimbursement rates may be implemented in the future. If the costs to hospitals for INTERCEPT-processed blood products acquired from blood collection entities cannot be easily, readily, or fully incorporated into the hospital’s existing coverage and reimbursement structure, adoption of our products may be negatively affected.

In the U.S., there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and ongoing cost saving efforts may have an impact on our ability to profitably commercialize the INTERCEPT Blood System in the U.S. and elsewhere. The ACA and other health care reform in the U.S. include provisions that place downward pressure on the pricing of medical products, which could further impact our profit margins.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA. In addition, President Trump signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties as of January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the health care reform measures of the Biden administration will impact the ACA.

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

Further discussion of the impact of health care reform and laws governing our business practices on our business can be found in “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factors titled “Legislative, regulatory, or other healthcare reforms may make it more difficult and costly for us to obtain regulatory approval or CE Certificates of Conformity of our products and to produce, market and distribute our products after approval or certification is obtained” and “We are subject to federal, state and foreign laws governing our business practices which, if violated, could result in substantial penalties and harm our reputation and business.”

Human Capital

As of December 31, 2022, we had 309 employees representing at least 39 nationalities which includes 6 dedicated commercial consultants. Approximately 61% of our global employees are women. In addition, of our U.S. employees, approximately 47% identify as non-white.

Below is additional demographic information about our current employee base as of December 31, 2022.

Cerus Employees	2022
Salaried workforce	289
Managers and above	73
Part-time employees	12
Average age	45 years
Average length of service in years	5.2 years
Employee turnover rate (voluntary)	14.6%

Our employees are a key factor in our ability to serve our customers and achieve our mission to establish INTERCEPT as the standard of care for transfused blood components globally and to enable our customers to do everything in their power to deliver safe and effective blood products to patients. The ability to hire and retain highly skilled professionals remains key to our success in the marketplace. To attract, maintain and motivate our employees, we offer a challenging work environment, ongoing skills development initiatives, attractive career advancement, opportunities and a culture that rewards entrepreneurial initiative and execution. Our guiding principles of integrity, perseverance, scientific rigor, and urgency are core to who we are and serve as the foundation of our values. Our guiding principles set the tone for how we work together and provide a framework for giving feedback. Service is at the core of our business and our interactions with one another. In 2022 we began creating an Employee Value Proposition, or EVP. This effort was led by an employee taskforce identified as leaders within our organization. The EVP proposition will be presented to stakeholders in early 2023.

Environmental, Social and Governance

As our business continues to grow and develop, we recognize the importance of making responsible business decisions for the benefit of all of our stakeholders, including our stockholders, customers, employees, partners, the communities in which we work and live, as well as the planet. To that end, we are in the process of implementing a corporate Environmental, Social and Governance, or ESG, program and have engaged an outside consultant to help us conduct a materiality assessment and develop a strategy, including short, intermediate and long-term objectives. We have begun implementing our ESG strategy and expect to begin reporting on our progress to our various stakeholders annually commencing in 2023.

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

Compensation and Benefits

We strive to provide pay, benefits, and services that are competitive to market and create incentives to attract and retain employees globally. Our compensation package includes market-competitive pay, broad-based stock grants and bonuses, health care and retirement benefits, paid time off, paid maternity, paternity, and family leave, among others. We are focused on pay equity globally and are striving to close the gap in pay among similar roles and responsibilities throughout our organization.

Hybrid Workforce

Following the disruption resulting from the COVID-19 pandemic, we made the decision to become a hybrid employer. We provide a stipend for IT and/or office equipment to assist our employees in creating an ergonomic home workstation. We allow flexible schedules, and support employee information technology needs. In addition, we have provided training to employees and managers on how to work from home and how to manage hybrid employees to ensure that our employees are maintaining their physical, mental and emotional wellbeing. In addition, we require all of our U.S. workforce to be vaccinated for COVID-19.

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

As global economic conditions recover from the COVID-19 pandemic, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Continued remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the effects of the COVID-19 pandemic has materially affected and may continue to materially affect how we, our customers, and our suppliers are operating our businesses.

Our sales efforts have historically involved significant in-person interaction with potential customers and distributors. With respect to our commercial activities, many of our hospital and blood bank customers have been hesitant to hold in-person meetings and continue to predominantly default to video conferencing. We have attempted to shift our sales activities to video conferencing and other similar customer interaction models and we have found these alternative approaches to have varying degrees of effectiveness in comparison to in-person sales efforts. In addition, many of our blood center and hospital customers and study sites have experienced staffing shortages. As a result, our sales and marketing efforts may be slower than expected or may require compliance with new credentialing certifications by our personnel. To the extent that our employees’ ability to gain access to hospitals and their personnel remains limited, our commercial and sales interactions with those hospitals and our ability to introduce the INTERCEPT Blood System, including IFC, may continue to be impaired. In addition, many new customers and prospective customers have been impacted by the COVID-19 pandemic and the following staffing shortages and their ability to on-board, train staff and implement new technologies, including INTERCEPT, has and may continue to be negatively impacted, which may lead such customers to instead choose to utilize other allowable methods with which they have more familiarity. Blood products are currently in extremely short supply which is impacting our customers. Customers whose operations have been impacted may have difficulty paying timely, may ask for price reductions or may delay or cancel public tenders. In addition, we understand that use of blood components may at times be negatively impacted which in turn, may negatively impact our potential product revenues from existing and prospective customers. Conversely, either due to the pandemic or ongoing concern about pandemic preparedness, certain existing, new and prospective customers have and may continue to ask for increased utilization of our products beyond what was forecast, and we may not be able to timely satisfy this increase in demand. In addition, while our suppliers have initiated business continuity plans with minimal expected disruption to our supply, we cannot be certain that any prolonged, intensified or worsened effect from the pandemic including the impact of emerging variant strains of the SARS-CoV-2 virus would not negatively impact our supply chain. For example, Fresenius, our primary manufacturing partner for our disposable kits, had to reconfigure production workflow to safely produce INTERCEPT disposable kits and in the future, restrictions and other limitations on Fresenius’ ability to conduct business in the ordinary course could negatively impact production of INTERCEPT disposable kits. All of the aforementioned could adversely affect our sales, operating results and overall financial performance.

The COVID-19 pandemic has also negatively impacted our ability to perform many clinical trials, studies and activities, including those covered by our agreement with BARDA. Our ongoing and anticipated clinical trials, the post-approval platelet studies, as well as studies to support label expansion for the platelet system in the U.S. have been delayed because of the COVID-19 pandemic. For example, for a brief time, several of the hospital clinical trial sites for our RedeS and ReCePI studies suspended enrollment and several red blood cell production partners for the studies suspended production in order to conserve red blood cells to meet hospital demand during the pandemic. Many hospital sites are proceeding at a reduced capacity and many are experiencing staffing shortages. Accordingly, many of the activities expected by BARDA have been delayed and will require an extension of time and/or additional funds under the contract to complete. In addition, should the clinical studies and other activities supported by our BARDA contract get further delayed as a result of the COVID-19 pandemic or otherwise, we will need to continue to rely on modifications and extensions to the BARDA agreement to fund the completion of those activities. Should BARDA disallow any modification or extension, we will need to pay for the costs to complete the activities or stop pursuing them altogether. Further delays may recur in the future if patient enrollment sites need to pause participation in our clinical trials and studies and we cannot be certain that further disruption due to the COVID-19 pandemic can be avoided. Should the COVID-19 pandemic persist, continue to worsen, or resurface at locations where we conduct studies or clinical trials, our ability to commence and complete any contemplated studies may be negatively impacted. Furthermore, should we be unable to deploy personnel, derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed under our contract with BARDA, our cash flows would be negatively impacted and/or we may have to initiate furloughs and layoffs, which would prove disruptive to our management and operations. This in turn would impair our ability to complete ongoing studies or commence new studies.

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

In any event, our ability to successfully commercialize the INTERCEPT Blood System for platelets, plasma, and cryoprecipitation in the U.S. will depend on our ability to:

•
adequately respond to the potential increased U.S. customer demand resulting from the implementation of the Final Guidance Document;
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

•
expand the labeled indications of use for the INTERCEPT Blood System and/or design, develop, test and obtain regulatory approval or certification for new product configurations;
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
•
our ability to meet regulatory requirements for any changes to our products, including component composition, manufacturing process, and location;
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
•
any supply or manufacturing problems or delays arising from our customers third-party suppliers whose products are used in combination and compliance with our products including customers third-party suppliers’ ability to maintain FDA approval to manufacture the INTERCEPT Blood System and to comply with FDA-mandated cGMP and QSR requirements;
•
ability of our contracted blood center manufacturing partners to produce IFC at sufficient quantities and at acceptable quality levels;
•
dependency upon any third-party manufacturer that supplies products required by blood centers to process and store blood components consistent with our approved specifications and claims, including but not limited to, apheresis collection devices, disposable blood bags and reagents, and platelet additive solution, or PAS, including those third-party suppliers’ ability to maintain FDA or other regulatory approvals to manufacture their products and to comply with FDA-mandated cGMP and QSR requirements;
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

The use of the platelet system results in some processing loss of platelets. Despite having claims elsewhere for use of INTERCEPT-treated platelets up to seven days, we have not been able to satisfy the FDAs requirement to obtain a seven-day storage claim for INTERCEPT-treated platelets. As a result, customers or prospective customers may adopt competing solutions if they perceive that:

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

Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We or others may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to educate a blood center on the benefits of treating increasing proportions of its platelet units may be negatively impacted. Moreover, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease using our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components, including IFC which we have very limited experience selling directly to hospitals. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers, blood centers, or us, which in turn may cause delays in market adoption. In addition, customers may require certain changes to our products for any number of reasons. Complying with such requests may prove costly, and may create complexities surrounding the manufacturing of disposable kits, compliance with regulatory authorities, blood center usage, or inventory management. Conversely, failure to comply with such requests from customers may result in damage to our relationship or the potential loss of customer business.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. Our ability to gain and maintain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT-treated blood components by the American Red Cross. The American Red Cross is a large organization. Given the large relative size of the American Red Cross, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. Furthermore, should the American Red Cross order our products on an inconsistent basis, either by increasing or reducing overall utilization of the INTERCEPT Blood System or by building or depleting inventory levels they hold, our results of operations will be difficult to predict and may fall short of investor expectations.

In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other parts of the EU and other third countries where we rely on CE Certificates of Conformity and the CE Mark, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our products. The review period for a new MAA can be 12 months or longer following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. We have invested in substantial commercial resources in Germany. Without approvals of MAA applications obtained by potential

German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our business, results of operations and financial condition and we may never realize a return on the investments we have made building out our commercial team in Germany. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. Similar to the U.S., German blood centers will need to successfully market and sell to their hospital customers and understand and assist with the steps that are needed at the hospital level in Germany to administer pathogen-reduced platelets.

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

We may be unable to develop and maintain an effective and qualified U.S.-based commercial organization or educate blood centers, clinicians and hospital personnel. As a result, we may not be able to successfully educate the market on the value of pathogen reduction or commercialize our products in the U.S.

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

We have very limited experience selling directly to hospitals or expertise complying with regulations governing finished biologics, and our inability to successfully commercialize the INTERCEPT Blood System for cryoprecipitation in the U.S. would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have very limited experience selling directly to hospitals nor do we have prior experience or expertise complying with regulations governing finished biologics. The introduction of new models of doing business require extensive training of our personnel and may lengthen the time it takes for this business unit to be fully operational. In this regard, our blood center customers may view the sale of biologics directly to hospitals as a competitive threat, which may adversely affect our customer relationships, could negatively impact our business prospects and could result in loss of business and revenue. Conversely, we may also sell the disposable kits directly to blood centers for the manufacture of IFC for their own account or for hospitals with whom they already have contracts in place. As a result, we may be directly competing with these blood centers for the sale of IFC. These blood centers have more experience and existing contracts with hospitals and may be able to offer synergies that we cannot, each of which may negatively impact our ability to compete successfully.

In addition, until we are successful in selling INTERCEPT Blood System for Cryoprecipitation kits to blood centers or affiliate organizations or hospitals with in-house blood centers, our ability to directly commercialize finished IFC throughout the U.S. is dependent on the approval of manufacturing site BLAs by the FDA. While certain sites have received their BLAs, we cannot be sure that all of the sites will receive such authorizations in a timely manner, if at all. In addition, in order to market and sell finished IFC to hospital customers throughout the U.S., we may need to identify and validate additional manufacturing partners or sell INTERCEPT Blood System for Cryoprecipitation kits to blood centers or affiliate organizations or hospitals with in-house blood centers. We cannot guarantee that we will be able to successfully negotiate additional agreements with manufacturing partners on terms that are acceptable to us. IFC is a product derived from our INTERCEPT Blood System for plasma. As such, any supply disruptions or failures that could impact our plasma system will have a direct negative impact on the production of IFC. Such supply disruptions could negatively impact our ability to fulfill customer orders, which will have an adverse effect on our business reputation and the successful introduction and adoption of our new products. Further, unless or until we negotiate committed volume purchase agreements with our customers, we can provide no assurance that sales of IFC product will occur in a consistent or predictable manner.

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

Although, we maintain an active safety monitoring platform with trained personnel, we cannot predict when, if ever, a safety event will occur or be able to timely or satisfactorily determine whether or not our product was a cause. We maintain product liability insurance, but do not know whether the insurance will provide adequate coverage against potential liabilities. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products.

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

If our competitors develop products superior to ours, market their products more effectively, or receive regulatory approval or certification before our products, our commercial opportunities could be reduced or be eliminated.

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

In addition, while we believe that IFC has many advantages over competitors, traditional cryoprecipitate and fibrinogen concentrates are well established within hospital use. Even if we are able to generate compelling data regarding the use of IFC over other products or traditional cryoprecipitate, hospitals may not perceive the advantage of IFC over the competing products and we may be ineffective in selling biological agents directly to hospitals or be unable to demonstrate the economic or patient advantages to customers relative to the competitors. Further, competitors may have more experience marketing and selling products directly to hospitals.

Our platelet and plasma products and product candidates are not compatible with some collection, production and storage methods or combinations thereof. Further, blood centers using INTERCEPT must have access to those certain devices, blood bags, assays or platelet additive solutions that are compatible with our products.

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the U.S. and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet collection device manufacturers may need to modify device collection parameters or software before a prospective customer could use INTERCEPT. If these manufacturers are not cooperative or are resistant to assist their customers or do not assist with making such modifications, the potential market for our products may be limited. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the U.S. Our platelet system is designed to work with platelets collected and stored in storage solutions, called InterSol and SSP+, and for platelets suspended in 100% plasma. Fresenius is the exclusive manufacturer of InterSol and MacoPharma of SSP+, both widely-used PAS. Many of our customers and prospective customers use InterSol or SSP+ in connection with INTERCEPT treatment. Similarly, some of our customers combine multiple platelet or plasma components before treating the combined product with INTERCEPT. Further, blood centers using INTERCEPT must have access to those certain devices, blood bags, assays or platelet additive solutions that are compatible with our products. We have recently learned of concerns about manufacturers’ ability to provide an uninterrupted supply of PAS solutions to our blood center customers. Should such a supply disruption occur, our customer’s ability to treat platelets using INTERCEPT may be negatively impacted or may require us to secure approval for and supply PAS, for which we do not currently have regulatory approval.

We understand that several third-party manufacturers of pooling sets are planning to discontinue producing pooling sets due to the requirement to comply under the new European Union Regulation (EU) 2017/745, the Medical Device Regulation, or MDR. Our customers’ ability to use our INTERCEPT products may be impaired should manufacturers of those products cease production or if our customers are unable to find an alternate pooling set meeting their quality and production requirement for their production of INTERECEPT-treated blood components. Moreover, in order to alleviate any disruption to our customers, we have chosen to stockpile pooling sets, which required use of capital for a marginally profitable non-core product. In addition, should other manufacturers of collection devices, compatible assays and blood bags, pooling sets or platelet additive solutions fail to obtain or maintain regulatory approval or a CE Certificate of Conformity necessary for affixing the CE Mark to our product under the MDR, experience unexpected production disruption, or decide to cease distribution of those respective products to customers and prospective customers, or prohibitively increase costs, our ability to sell the INTERCEPT Blood System may be impaired and acceptance within the marketplace could be harmed.

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses. While we have trained many customers to break down such donations to volumes and doses compatible with our products other prospective customers may not want to modify their operating practices and may therefore choose alternative compliant practices. In order to address these customers, we would need to develop future configurations of the platelet system to treat platelet donations with such processing parameters, which is not in our current plans. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. In addition, many blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for a pathogen reduction system compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. While we are seeking to generate acceptable data for Amicus collected platelets stored in 100% plasma, we cannot assure you that the data will be acceptable to the FDA or that we will receive timely approval, if ever. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product. Given the current blood component shortage, increased collection volumes may not be achievable or use of INTERCEPT may be considered less efficient than other operating practices, particularly in regions such as the U.S. where we do not maintain a seven day platelet storage claim. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the platelet and plasma systems. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. We may also need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. In any event, any failures or delays in obtaining FDA, CE Certificates of Conformity and other regulatory approvals for any new configurations would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could materially harm our product revenue and prospects for potential future profitability.

Clinical trials are costly and time consuming, may take longer than we expect or may not be completed at all, and their outcomes are uncertain. A failure to generate data in clinical trials to support expanded label claims or to support marketing approvals or certification for our product candidates could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We are currently conducting multiple clinical trials for our products and product candidates and plan to commence additional clinical trials of our products and product candidates in the future. We cannot be certain that the design or conduct of, or data collected from, these trials will be sufficient to support FDA, a CE Certificate of Conformity prior to affixing a CE Mark or any other regulatory approvals outside the U.S. If we fail to produce positive results in our ongoing or planned clinical trials, the development timeline and regulatory approval and commercialization prospects for our products and our product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, extreme weather or other natural forces, terrorist activity or general concerns over employee safety. In this regard, we have experienced delays in our RedeS and ReCePI studies related to the COVID-19 pandemic and other factors. For example, some clinical sites for the RedeS study are located in areas that are subject to disruption by severe weather such as flooding, hurricanes or other natural forces such as earthquakes, which have delayed enrollment and progress of the RedeS study in the past. In addition, our ReCePI study in complex cardiovascular surgery patients had been slower to enroll due to a variety of factors including low frequency of administering red blood cells to the patient population and reticence to participate in research studies. If we are unable to enroll a sufficient number of patients from the ReCePI study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system, including the potential for additional Phase 3 clinical trials beyond what is currently contemplated with the RedeS and ReCePI studies. In any event, we cannot be certain that further delays in the RedeS study, the ReCePI study or other clinical trials will not occur.

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

We have conducted many toxicology studies to demonstrate the safety of the platelet and plasma systems, and we have conducted and plan to conduct toxicology studies for the red blood cell system throughout the product development process. At any time, the FDA and other regulatory authorities or Notified Bodies may require further toxicology or other studies to further demonstrate our products’ safety, which could delay or preclude regulatory approval and commercialization. Furthermore, any major changes to components used in our products or configuration changes to our products may require additional toxicology studies which may not produce acceptable results. Beyond toxicology studies, changes to our products or the manufacturing process of our products may require additional aging and stability data in order to satisfy regulators and maintain historical label claims. For instance, despite having 24 month aging for our products in many territories around the world, the FDA has limited the shelf life of our platelet product to six months for any platelet kit produced using a new solvent for the manufacture of a component. In addition, the FDA or foreign regulatory authorities may alter guidance at any time as to what constitutes acceptable clinical trial endpoints or trial design, which may necessitate a redesign of our product or proposed clinical trials and cause us to incur substantial additional expense or time in attempting to gain regulatory approval. Regulatory agencies weigh the potential risks of using our pathogen reduction products against the incremental benefits, which may be difficult or impossible to quantify.

If any additional product candidates receive approval for commercial sale in the U.S., or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require one or more post-approval clinical or in vitro studies as a condition of approval, such as the post-approval clinical study that we completed in connection with the approval of the platelet system and the additional post-approval study that we are required to conduct on recovery and survival of platelets suspended in 100% plasma in connection with the expanded label claim that we received for the platelet system. In addition, the FDA has required that we successfully complete a recovery and survival study of platelets suspended in platelet additive solutions stored at five days. Each of these studies and any additional studies that the FDA may require could involve significant expense, may require us to secure adequate funding to complete and may not be successful. In addition, enrollment of post-marketing studies may be difficult to complete timely if customers of blood centers are reluctant to accept conventional, non-INTERCEPT-treated products once INTERCEPT products become available to them. Other regulatory authorities or Notified Bodies outside of the U.S. may also require post-marketing studies. Failure to successfully complete post-marketing studies may place certain restrictions on the use of our products or regulators could suspend or revoke our approvals.

The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity.

While we are in the process of submitting an application for a CE Certificate of Conformity prior to affixing a CE Mark to our red blood cell system, it has not been approved for marketing or commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary CE Certificate of Conformity and other regulatory approvals for the product. For instance, regulators or Notified Bodies may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far and submitted for a Certificate of Conformity does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In any event, any failure or further delays in completing the development activities for the red blood cell system would prevent or continue to delay its commercialization, which would materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system.

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

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for a CE Certificate of Conformity related to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. The Notified Body has reviewed all four modules of our application for CE Certificate of Conformity of the red blood cell system, though delays can occur for multiple reasons, including due to clock stops for questions on our application for a CE Certificate of Conformity or work load for the Notified Body. Furthermore, the Dutch Medicines Evaluation Board (CBG), the competent authority for our red blood cell product, has reviewed the relevant sections of our submission and have asked numerous questions. We will need to satisfactorily respond to those questions timely and with satisfactory data before our application will be considered for approval. We cannot predict when, if ever, we will be able to answer those questions and supply the required data or whether a decision concerning certification will occur. In addition, we are currently in discussions with our sole supplier of key components of the red blood cell system with respect to a dispute over its willingness to continue to supply us with such components, without changes, throughout the application process for our CE Certificate of Conformity. Because our CE Certificate of Conformity application under the new MDR for the red blood cell system is specific to this supplier’s existing manufacturing site and manufacturing processes, if we are unable to reach satisfactory resolution of this dispute, or if this supplier is otherwise unable or unwilling to supply us with these components using its existing manufacturing site and manufacturing processes, any decision on our CE Certificate of Conformity application would be delayed beyond our current expectations, and we may be required to engage and validate a new supplier for these components, which would substantially delay the timing of a decision on our CE Certificate of Conformity application, perhaps indefinitely. Accordingly, the timing of the ultimate decision on our CE Certificate of Conformity application and the related timing at which we may be able to affix the CE Mark to our product, remains subject to the satisfactory resolution of this dispute, including our current supplier’s willingness to continue to supply us with these components using its existing manufacturing site and manufacturing processes throughout our CE Certificate of Conformity application and afterwards, if obtained, or alternatively, the engagement and validation of a new supplier of these key components, and in any event will be based on questions about our application for a CE Certificate of Conformity and the timing of the responses, and we do not otherwise expect a related decision will occur for at least another 12 months, if ever. Moreover, we do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to support a CE Certificate of Conformity, even if limited to a target patient population having chronic anemia. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We will likely need to generate additional safety and efficacy data in order to achieve broad label claim or market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. These data may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals or certification in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval, certification and market acceptance will need to be resolved prior to the initiation of further clinical trials.

If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues, securing commercial manufacturing for sufficient volumes or in obtaining subsequent regulatory approvals or certification and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. When we experience delays in testing, conducting trials or approvals or certification, our product development costs will increase, which may exceed the budgets or timeframe under our BARDA agreement or which costs may otherwise not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval or certification for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Moreover, customers may not accept the manual configuration of the product and require us to develop a more operationally scalable version of the system which would be expensive and may not be successful. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system, even if approved for commercial sale.

Risks Related to Regulatory Approval, CE Certificates of Conformity, and Oversight, and Other Legal Compliance Matters

Our company, our products, and blood products treated with the INTERCEPT Blood System are subject to extensive regulation by domestic authorities, foreign authorities and Notified Bodies.

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

Outside of the U.S., regulations vary by country, including the requirements for regulatory and marketing approvals, certifications or clearance, the time required for regulatory review and the sanctions imposed for violations. In addition to technical documentation supporting the certification and CE Marking of our product, countries outside the EU may require clinical data submissions, registration packages, import licenses or other documentation. Regulatory authorities in Japan, China, Taiwan, South Korea, Vietnam, Thailand, Singapore and elsewhere may require in-country clinical trial data, among other requirements, or that our products be widely adopted commercially in Europe and the U.S., or may delay such approval decisions until our products are more widely adopted. In addition to the regulatory requirements applicable to us and to our products, there are regulatory requirements in several countries around the world, including the U.S., Germany, Canada, Austria, Australia and other countries, applicable to prospective customers of INTERCEPT Blood System products and the blood centers that process and distribute blood and blood products. In those countries, blood centers and other customers are required to obtain approved license supplements from the appropriate regulatory authorities before making available blood products processed with our pathogen reduction systems to hospitals and transfusing physicians. Our customers may lack the resources or capability to obtain such regulatory approvals. Significant product changes or changes in the way customers use our products may require amendments or supplemental approvals to licenses already obtained. Blood centers that do submit applications, supplements or amendments for manufacturing and sale may face disapproval or delays in approval that could further delay or deter them from using our products. The regulatory impact on potential customers could slow or limit the potential sales of our products.

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

Moreover, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products in the EU. We must comply with medical device reporting requirements, including the reporting of serious incidents including malfunctions related to our products and field safety corrective actions, as well as adverse events occurring during clinical investigations. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension, variation or withdrawal of regulatory clearances, certifications or approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

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

If a regulatory authority or Notified Body suspects or discovers problems with a product, such as serious incidents, adverse events of unanticipated severity or frequency, or problems with the facility or the manufacturing process at the facility where the product is manufactured, or problems with the quality of product manufactured, or disagrees with the promotion, marketing, or labeling of a product, a regulatory authority may impose restrictions on use of that product, including requiring withdrawal of the product from the market. Our failure to comply with applicable regulatory requirements could result in enforcement action by regulatory agencies, which may include any of the following sanctions:

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
•
withdrawing, suspension or variation in marketing approvals or CE Certificates of Conformity that have already been granted, resulting in prohibitions on sales of our products; and
•
criminal prosecution.

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

We, our third-party suppliers and third-party suppliers of products or components used by our customers in combination with our products are also required to comply with the cGMP and QSR requirements, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of products, all of which is costly and may require updating periodically. The FDA and other regulatory authorities, including international regulatory authorities and Notified Bodies, audit compliance with cGMP and QSR requirements through periodic announced and unannounced inspections of manufacturing and other facilities. These audits and inspections may be conducted at any time. The manufacturing facility which produces our platelet and plasma systems was recently audited by the FDA. While there were not objectionable conditions observed during the audit, the FDA or other regulatory authorities, including third country authorities and Notified Bodies, may inspect and audit facilities manufacturing our products or components or products and components of third-party suppliers used by our customers in combination with our products at any time. Complying with and resolving any audit findings may result in additional costs, changes to our manufacturers’ quality management systems or both. Failure to timely resolve and comply to audit findings, if any, may result in enforcement actions and may result in a disruption to the supply of our products or other products or components used by our customers in combination with our products. In any event, if we or our suppliers fail to adhere to cGMP and QSR requirements, have significant non-compliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA or other regulatory agency could take enforcement action against us, which could delay production of our products and may include:

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
•
withdrawing, suspension or variation of marketing approvals or CE Certificates of Conformity that have already been granted;
•
refusal to grant export or import approval for our products; or
•
criminal prosecution.

Any of the foregoing actions could have a material adverse effect on our reputation, business, financial condition, results of operations and growth prospects.

If we modify our FDA-approved or CE Marked products, we may need to seek additional approvals, or certification, which, if not granted, would prevent us from selling our modified products.

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

In addition, if the FDA or other regulatory or accrediting body were to mandate safety interventions or modify existing requirements for safety interventions, including safety interventions involving the use of pathogen reduction technology, when we had not received approval for all operational configurations, the market to which we could sell our products may be limited until we obtain such approvals, if ever, or may be permanently impaired if competing options are more broadly available.

For those products sold in the EU, we must notify our Notified Body if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. If a significant change is made to products for which CE Certificates of Conformities have been delivered on the basis of the MDD, we would no longer be able to rely on those CE Certificates of Conformities for purposes of placing the products on the EU market and would need to obtain CE Certificates of Conformity on the basis of the MDR. Obtaining certification can be a time-consuming process, and delays in obtaining required future clearances, certifications or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

We are subject to federal, state and foreign laws governing our business practices which, if violated, could result in substantial penalties and harm our reputation and business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and sensitive third-party data.

Our data processing activities may subject us to numerous data privacy and security obligations established in various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security, that affect our sales, marketing and other promotional activities by, among other things, limiting the kinds of financial arrangements we may have with hospitals, healthcare providers or other potential purchasers of our products. These laws are often broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. For example, within the EU, the control of unlawful marketing activities is a matter of national law and regulations in each of the EU Member States. There are a variety of organizations and entities within EU Member States which monitor perceived unlawful marketing activities. We could face civil, criminal and administrative sanctions if it is determined that we have breached our obligations in any EU Member State in respect of our marketing activities. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

In addition, there are numerous U.S. federal, state and local healthcare regulatory laws, and equivalent foreign laws, including but not limited to, anti-kickback laws, false claims laws, antitrust privacy laws, and transparency laws. Our relationships with healthcare providers and entities, including but not limited to, hospitals, blood centers, physicians, other healthcare providers, and our customers are subject to scrutiny under these laws. Violations of these laws can subject us to significant penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs, including the Medicare and Medicaid programs, or equivalent foreign programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment of our operations. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, but are not limited to:

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

Moreover, our business practices are also subject to regulation by national, regional, state and local agencies, including but not limited to the Department of Justice, Federal Trade Commission, HHS Office of Inspector General and other regulatory bodies. For example, on November 29, 2022, we received a civil investigative demand, or the CID, from the U.S. Department of Justice Antitrust Division, or the Division, inquiring regarding contracting and information exchange practices related to our products and services. Although we do not believe that such practices violate antitrust regulations, we are unable to predict how long this investigation will continue or its outcome. At this time, the Division has not initiated any claim or proceeding against us relating to these matters. We are working cooperatively with the Division and are currently in the process of responding to the CID. If the outcome of the CID is unfavorable to us, it may result in changes to our business practices, fines, penalties or administrative sanctions against us, negative publicity and/or other negative actions that could materially harm our financial performance and results of operations, as well as our stock price. In addition, we have incurred and we expect to continue to incur significant costs in connection with this investigation, regardless of the outcome, which could harm our ability to achieve our financial performance objectives.

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

Outside the United States, interactions between medical devices companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

In the EU, the General Data Protection Regulation, or EU GDPR, which is wide-ranging in scope, imposes detailed requirements, in particular, in relation to the control over personal data by individuals to whom the personal data relates, the information that we must provide to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification, the legal bases for processing personal data, the exceptions that allow us to process special categories of personal data and the use of third-party processors in connection with the processing of personal data. The EU GDPR also imposes strict rules on the transfer of personal data out of the EU and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. In addition, under the EU GDPR, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Further, the exit of the United Kingdom, or UK, from the EU on January 1, 2020, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. The UK has implemented legislation similar to the GDPR, the UK GDPR, including the UK Data Protection Act, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following Brexit, including with respect to regulation of data transfers between EU Member States and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area, or EEA, to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EEA). Recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA. For example, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses, or SCCs, (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK. The UK is not subject to the European Commission’s new SCCs but has published its own transfer mechanism, the International Data Transfer Agreement (“IDTA”), which enables transfers from the UK. In addition, additional measures may be required even when relying on SCCs or the IDTA, where the laws of the importer’s country do not offer an adequate level of protection, such as the United States.

The CCPA, CPRA and similar laws in other states, the EU GDPR, the UK GDPR and other international privacy laws have increased our responsibility and potential liability in relation to personal data that we process compared to prior law, including in clinical trials and employee data, and we may be required to put in place additional mechanisms to ensure compliance with these laws, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the EU GDPR and the UK GDPR, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local courts and data protection authorities may have different interpretations of applicable law, leading to potential inconsistencies in application of these laws. If we are unable to implement sufficient safeguards to ensure that our transfers of personal information from the EEA or the UK are lawful, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal information from the EEA or the UK.

Complying with our obligations under applicable privacy laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other requirements relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict or otherwise impact our business operations. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us or by the third parties on which we rely to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in governmental enforcement actions, including investigations litigation, fines, audits, inspections and other penalties or adverse publicity, additional reporting requirements and/or oversight, bans on processing personal data and orders to destroy or not use personal data. Any of these events could have an adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; or substantial changes to our business model or operations. In addition, new regulations, legislative actions or changes in interpretation of existing laws or regulations regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business.

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

Legislative, regulatory, or other healthcare reforms may make it more difficult and costly for us to obtain regulatory approval or CE Certificates of Conformity for our products and to produce, market and distribute our products after approval or certification is obtained.

Regulatory guidance and regulations are often revised or reinterpreted by the regulatory agencies in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products. Delays in receipt of, or failure to receive, regulatory approvals or certification for our new products or product configurations would have a material adverse effect on our business, results of operations and financial condition.

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

There have been executive, judicial and Congressional challenges to numerous provisions of the ACA. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a manufacturer discount program. It is unclear how any such challenges and the healthcare reform efforts of the Biden administration will impact ACA and our business. The implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will stay in effect until 2031, unless additional congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system in the United States will come from our agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $245.9 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has exercised approximately $148.9 million under the base period of the agreement and associated options. Accordingly, our ability to receive any of the unexercised $97.0 million in additional funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. In addition, activities covered under the base period and exercised options may ultimately take longer than is allowed or cost more than is covered by the BARDA contract. Exercised and unexercised options under the BARDA contract will likely require a longer performance period to complete than is remaining on our agreement; if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. In addition, should there be a temporary funding shortfall with any of the activities contemplated, we may need to cease, delay or defer completion of the activities until the funding shortfall is resolved, if ever. For example, we know that certain options are expected to run out of approved amounts under the agreement in the near-term. Should BARDA be unable to secure additional funds to support those ongoing costs timely, or at all, we will have to cease, delay, defer or pay for ongoing activities. We are uncertain how the current U.S. debt ceiling will affect BARDA funding. We have hired and maintain staffing, as well as having entered into agreements with third parties to perform activities associated with the BARDA contract. Should we be unable to fully utilize the personnel or third parties as planned, either because of BARDA funding or time limitations, or other reasons, we may be forced to bear costs that we had anticipated would be covered under the contract. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. The uncertainty regarding the after effects of the COVID-19 pandemic, and its impact on participating blood centers, hospitals and their patients, severe weather or other natural disaster impacts to sites enrolling our clinical trials may all negatively impact our ability to complete our clinical trials. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreement, our ability to meet the anticipated milestones may be impaired.

There can also be no assurance that our BARDA agreement will not be terminated, that our BARDA agreement will be extended for existing exercised options or through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreement with BARDA. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty, coupled with tight federal budgets, and the lack of congressional unanimity on the national debt ceiling and budget, has led to a general decline in the amount available for government funding. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. While BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. Furthermore, funding limitations may require certain activities to slow or be deferred which may be impractical to do. In addition, if we are unable to generate sufficient prerequisite Phase 3 clinical data, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If our BARDA agreement is terminated or suspended, if there is any reduction or delay in funding under our BARDA agreement, or if BARDA determines not to exercise some or all of the options provided for under the agreement, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted, or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. This in turn would impair our ability to complete ongoing studies or commence new studies.

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

Unfavorable provisions in government contracts, including in our contracts with BARDA, FDA and DoD, may harm our business, financial condition and operating results.

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

Generally, government contracts, including our agreement with BARDA, FDA and DoD, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed (plus a portion of the agreed fee) and settlement expenses on the work completed prior to termination. Except for the amount of services received by the government, termination-for-default provisions do not permit recovery of fees. In addition, in the event of termination or upon expiration of our BARDA agreement, the U.S. government may dispute wind-down and termination costs and may question prior expenses under the contract and deny payment of those expenses. Should we choose to challenge the U.S. government for denying certain payments under our BARDA agreement, such a challenge could subject us to substantial additional expenses that we may or may not recover. Further, if any of our government contracts are terminated for convenience, or if we default by failing to perform in accordance with the contract schedule and terms, a significant negative impact on our cash flows and operations could result. Our ability to receive funding under our contract with DoD for the development of pathogen reduced, lyophilized cryoprecipitate is based on achievement of milestones which cannot be guaranteed. If we are unable to achieve any of those milestones, funding may be limited, less than expected, or non-existent for that particular milestone, which in all cases would negatively impact our cash flows and financial results.

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

Furthermore, we have entered into and will continue to enter into agreements and subcontracts with third parties, including suppliers, consultants and other third-party contractors, in order to satisfy our contractual obligations under our government contracts. Negotiating and entering into such arrangements can be time-consuming and we may not be able to reach agreement with such third parties. Any such agreement must also be compliant with the terms of our government contracts. Any delay or inability to enter into such arrangements or entering into such arrangements in a manner that is non-compliant with the terms of our contract, may result in violations of our government contracts.

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

Currently, a fairly concentrated number of distributors contribute a meaningful minority of our product revenue and we may have little recourse, short of termination, in the event that a distributor fails to execute according to our expectations and contractual provisions. In the past, we have experienced weaker than expected growth due to declining performance by certain of our distributors. Periodically, we transition certain territories to new distribution partners or our direct sales force where we believe we can improve performance relative to the distributor. Because new distribution partners or our direct sales force may have limited experience marketing and selling our products in certain territories, or at all, we cannot be certain that they will perform better than the predecessor distributor. In certain cases, our distributors hold the regulatory approval to sell INTERCEPT for their particular geography. Termination, loss of exclusivity or transitioning from these distributors may require us to negotiate a transfer of the applicable regulatory approvals to us or new distributors which may be difficult to do in a timely manner, or at all. We expect that our product revenue will be adversely impacted with the loss or transition of one or more of these distributors. If we choose to terminate distributor agreements, we would either need to reach agreement with, qualify, train and supply a replacement distributor or supply and service end-user customer accounts in those territories ourselves. Although our distribution agreements generally provide that the distributor will promptly and efficiently transfer its existing customer agreements to us, there can be no assurance that this will happen in a timely manner or at all or that the distributor will honor its outstanding commitments to us. In addition, terminated distributors may own illuminators placed at customer sites and may necessitate us to repurchase those devices or require end-user customers to purchase new devices from us. Additionally, we may need terminated distributors to cooperate with us or a new distributor in transitioning sub-distributor relationships and contracts, hospital contracts, public tenders, or regulatory certificates or licenses held in their name. These factors may be disruptive for our customers and our reputation may be damaged as a result. In certain territories there may not be an alternate distributor capable of covering the entirety of the geography, in which case we may need to contract and manage multiple distributors for a region or a distributor and sub-distributor system. Such complexities will dilute our attention and may result in customer dissatisfaction. Our distribution partners may have more established relationships with potential end user customers than a new distributor or we may have in a particular territory, which could adversely impact our ability to successfully commercialize our products in these territories. In addition, it may take longer for us to be paid if payment timing and terms in these new arrangements are less favorable to us than those in our existing distributor arrangements. As we service end-user accounts directly rather than through distributors, we incur additional expense, our working capital is negatively impacted due to longer periods from cash collection from direct sales customers when compared to the timing of cash collection from our former distribution partners and we may be exposed to additional complexity including local statutory and tax compliance. Current or transitioning distributors may irreparably harm relationships with local existing and prospective customers and our standing with the blood banking community in general. In the event that we are unable to find alternative distributors or mobilize our own sales efforts in the territories in which a particular distributor operates, customer supply, our reputation and our operating results may be adversely affected. In addition, in territories where new distributors are responsible for servicing end-user accounts, there will be a period of transition in order to properly qualify and train these new distributors, which may disrupt the operations of our customers and adversely impact our reputation and operating results. In certain cases where a terminated distributor holds title to illuminators placed in the field, we may choose to buy back the illuminators from the distributor to ensure continuity of service to those customers. If this were to occur, our recognizable product revenue would be negatively impacted.

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

We do not own our own manufacturing facilities, but rather manufacture our products using a number of third-party suppliers, many of whom are our sole suppliers for the particular product or component that we procure. We rely on various contracts and our relationships with these suppliers to ensure that the sourced products are manufactured in sufficient quantities, timely, to our exact specifications and at prices we agree upon with the supplier. For example, Fresenius is our sole supplier for the manufacture of finished disposable kits for the platelet and plasma systems. We also rely on other third-party suppliers for other components and products that are currently our sole qualified suppliers for such components and products. In the event Fresenius or any of our other sole qualified suppliers refuses or is unable to continue operating under our supply agreements with them, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected. We may also encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. Until we are able to generate data satisfactory to the FDA regarding the stability of platelet products using a component manufactured with a new solvent, our platelet product shelf life will be limited to six months in the U.S., straining our supply chain and distribution to customers to supply product with sufficient remaining available shelf life. Any unforeseen logistical issues may result in increased outdated product which would negatively impact our results of operations. In addition, our product supply chain requires us to purchase certain components in minimum quantities or make last time purchases of obsolete components and may result in a production cycle of more than one year. Significant disruptions to any of the steps in our supply chain process may result in longer productions cycles which could lead to inefficient use of cash or may impair our ability to supply customers with product. Moreover, the price that we pay to some of our suppliers is dependent on the volume of products or components that we order. If we are unable to meet the volume tiers that afford the most favorable pricing, our gross margins will be negatively impacted.

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

We have purchased a last time build of our current model illuminator, which is being phased out of manufacture due to obsolescence of certain components. As a result, we will not be able to continue manufacturing the current model illuminator. We are currently developing the new illuminator which is expected to potentially take more than twelve months to complete and obtain regulatory approval. Until such time as we obtain approval for the redesigned illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. We anticipate that we will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. We and our customers rely on the availability of spare parts and replacement components to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts or replace components during the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. We understand that components used in the current model illuminator are no longer commercially available beyond what we have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As components become unavailable or obsolete, we may be required to identify and qualify replacement components for the current model illuminator and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so.

We recently signed an agreement with a supplier to produce the new redesigned illuminator. We must transfer over the design documentation and validate our new supplier, as well as secure components for the new redesigned illuminator. Some on the new components require long order lead times and have required that we procure the components in advance of receiving regulatory approval in order to satisfy demand for our products. Until we are able to validate our new supplier, obtain regulatory approvals and sell our newly designed illuminator, sales of illuminators will be limited to the quantity of the current model illuminator that we have on hand. Any failure to, or delays in, receiving regulatory approvals for the redesigned illuminator, or increased costs associated with mitigating any such delays, could materially and adversely affect our business, financial condition, results of operations and growth prospects and impair our sales and ability to penetrate new markets.

To meet the growing demand for our products, we are likely to invest in manufacturing capacity at existing or alternative manufacturing sites with existing and alternative suppliers, which could be costly and disruptive to our business. In order to increase and diversify manufacturing capacity, our manufacturing partners have in the past, and may in the future, require us to pay for capital investments in whole or in-part in order to offset the impact of cash flows and risk. In the event that alternate manufacturers or alternate manufacturing sites are identified and qualified, we will need to transfer know-how relevant to the manufacture of the INTERCEPT Blood System to such alternate manufacturers and manufacturing sites; however, certain of our supplier’s materials, manufacturing processes and methods are proprietary to them, which will impair our ability to establish alternate sources of supply, even if we are required to do so as a condition of regulatory approval. We may be unable to establish alternate suppliers without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review and approvals. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all.

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

Raw materials, components or finished product may not meet specifications or may be subject to other non-conformities. In the past, non-conformities in certain component lots have caused delays in manufacturing of INTERCEPT disposable kits. Similarly, we have experienced non-conformities and out of specification results in certain component manufacturing needed for clinical use, commercial sale and regulatory submissions. Non-conformities can increase our expenses and reduce gross margins or result in delayed regulatory submissions or clinical trials. Any quality failure in manufacturing by our suppliers may result in a significant write down and impact to our reported gross margins. Should non-conformities occur in the future, we may be unable to manufacture products to support our red blood cell clinical trials, or to meet customer demand for our commercial products, which would result in delays for our clinical programs, or lost sales for our commercial products, and could cause irreparable damage to our customer relationships. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product, manufacturer or facility, including withdrawal of the product from the market.

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

Further, certain distributors and customers require, and potential future distributors or customers may require, product with a minimum shelf life. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we choose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins. In order to meet minimum shelf-life requirements, we may need to manufacture sufficient product to meet estimated forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. Our platelet and plasma systems’ disposable kits have 6 to 24 months shelf lives from the date of manufacture. Should we change or modify any of our product configurations or components, such future configurations of our products may not achieve the same shelf life that existing products have. For instance, until we are able to generate data satisfactory to the FDA regarding the stability of platelet products using a component manufactured with a new solvent, our platelet product shelf life will be limited to six months in the U.S. Given the short shelf life in the U.S. and logistical challenges of producing the products in Europe before shipping to the U.S., we may incur elevated air freight costs or we may not be able to supply product to customers in the U.S. with sufficient shelf life, both which would negatively impact our results of operations. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. We have entered into certain public tenders or may enter into commercial contracts with customers, that call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in penalty fees, permanent harm to our customer relations or loss of customers. In addition, certain large national prospective customers, like those in the UK or Japan, may choose to convert all of their operations to INTERCEPT. Should we or our suppliers encounter any manufacturing issues or if we and our suppliers are not able to build more manufacturing capacity, we may not be able to satisfy all of the global demand or may have to allocate available product to certain customers which may force customers to adopt competing products, which could permanently impact our ability to convert those customers to INTERCEPT users and may negatively impact our customers operations and consequently, our competitive position and reputation. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient.

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

Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. While our net losses are narrowing, at our expected and guided sales levels of the platelet, plasma and cryoprecipitation systems, and of IFC, our costs to manufacture, distribute, market, sell, support the systems and develop new products are likely to continue to be in excess of our product revenue. In particular, it is expensive and time consuming to continually address ever-changing regulatory requirements whether those changes are due to changes in the requirements or changes in our products to expand or maintain our products’ label claims. In addition, we expect to incur additional research and development costs associated with the development of different configurations of existing product candidates and products and our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies or registry studies we are and may be required to conduct in connection with the approvals of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE Certificate of Conformity and the CE Marking for our red blood cell system in the EU. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities. In addition, we may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales.

If we fail to obtain the capital necessary to fund our future operations or if we are unable to generate positive cash flows from our operations, we will need to curtail planned development or sales and commercialization activities.

Until we are able to generate a sufficient amount of product revenue or limit expenses or capital investments and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreement with BARDA, will be sufficient to meet our working capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities. In addition, while our stated goal is to achieve profitability in the future, actual results may be different than our forecasted operating plan and may require that we make certain trade-offs to potentially achieve profitability. Such trade-offs may negatively impact our commercial potential or result in deferrals in development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and our Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, both with MidCap Financial Trust, or MidCap, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. Should interest rates continue to increase, the rates that we are obligated to pay under our Credit Agreements would likely increase, potentially leading to higher interest expense. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of economic conditions, general global economic uncertainty, political change, and other factors, including uncertainty associated with the COVID-19 pandemic, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. As a result of stimulus programs put in place over the past two years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation, which in turn has negatively impacted equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, costs to transport our products may increase and access to timely shipping may be limited. If we are unable to generate positive cash flows we may need to raise additional capital to support our operations which may be unavailable if and when needed. Should this occur, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system if additional studies are necessary for regulatory approval or certifications in the EU, which would increase our costs and potentially delay the approval. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

As of December 31, 2022, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $69.8 million. All of our current and future assets, except for intellectual and certain investments in subsidiaries and affiliates, are secured, are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement. Our existing Term Loan requires principal payments beginning in April 2023 until March 1, 2024. Should we be unable to refinance the outstanding Term Loan at consistent or better terms than we currently have or generate sufficient cash flow from operations timely, our liquidity could be negatively affected.

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

We will need to maintain and may need to increase our competence and size in a number of functions, including sales, deployment and product support, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with U.S., EU, South American, Asian and local standards and practices, including regulatory, legal and tax requirements, some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. Currently, we, third-party suppliers and vendors and customers are experiencing an extremely tight labor market exacerbating our ability to attract and retain talent. Furthermore, a significant component of our employee compensation and retention practice involves stock-based compensation. Given the pull back in our stock price, key talent may not find our stock-based compensation to be a compelling reason to stay employed at Cerus. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the product revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition. Furthermore, we may choose to seek alternative ways to sell or treat blood components with our products. These may include new business models, which may include selling kits to blood centers, performing inactivation ourselves, staffing blood centers or selling services or other business model changes. We have no experience with these types of business models, or the regulatory requirements or licenses needed to pursue such new business models. We cannot assure you that we will pursue such business models or if we do, that we will be successful. For example, in early 2021, we formed a joint venture with a Chinese entity with the intent to develop and commercialize blood transfusion products to enhance blood safety in the People's Republic of China. Our involvement in the joint venture may be a distraction for our management and impair our ability to successfully and timely manage our other operations. Additionally, the operations of the joint venture may require future capital infusion from us and we may never see a return from our investment in the joint venture.

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

In the past, a meaningful amount of our product revenue has come from sales to distributors for the Russian and CIS country markets, as well as Middle Eastern markets. While we believe that all patients wanting access to INTERCEPT-treated blood components should have access, Russia’s ongoing war against Ukraine and the elevated U.S. and EU sanctions imposed against Russia has made servicing our distributor in Russia more difficult. Furthermore, because of the severe devaluation of the ruble in the currency markets, our products have become more costly for the Russian market. Should the situation persist or worsen, including sanctions in response to the war, we may be unable to service our Russian distributor. Weakness and/or instability in worldwide oil demand and/or prices, civil, political and economic disturbances and any potential spillover effect may have a negative impact on markets that we service.

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
•
complying with other laws and regulatory requirements to which our business activities abroad are subject, such as the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws with a significant anti-corruption intent in foreign countries (as discussed in greater detail above under “Risks Related to Regulatory Approval, CE Certificates of Conformity and Oversight, and Other Legal Compliance Matters—We are subject to federal, state and foreign laws governing our business practices which, if violated, could result in substantial penalties and harm our reputation and business” and “Risks Related to Our Reliance on Third Parties—We rely on third parties to market, sell, distribute and maintain our products and to maintain customer relationships in certain countries”);
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

For example, product sales of the INTERCEPT Blood System in many countries outside of the U.S. are typically invoiced to customers in Euros. In addition, we purchase finished INTERCEPT disposable kits for our platelet and plasma systems and incur certain operating expenses in Euros and other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and cash payments for expenses to support our international operations. Significant fluctuations in the volatility of foreign currencies relative to the U.S. dollar may materially affect our results of operations. In addition, in a period where the U.S. dollar is strengthening/weakening as compared to Euros and other currencies we transact in, our product revenues and expenses denominated in Euros or other foreign currencies are translated into U.S. dollars at a lower/higher value than they would be in an otherwise constant currency exchange rate environment. Currently we do not have a formal hedging program to mitigate the effects of foreign currency volatility. As our commercial operations grow globally, our operations are exposed to more currencies and as a result our exposure to foreign exchange risk will continue to grow.

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

Finally, following the result of a referendum in 2016, the UK left the EU on January 31, 2020, commonly referred to as “Brexit.” We may face new regulatory costs and challenges as a result of Brexit that could have a material adverse effect on our operations as the UK determines which EU laws to replace or replicate. Altered regulations could add time and expense to the process by which our product candidates receive regulatory approval or certification in the EU. Given the lack of comparable precedent, it is unclear what financial, regulatory, trade and legal implications the withdrawal of the UK from the EU will ultimately have and how such withdrawal will affect us.

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

Our ability to use our federal and state net operating loss, or NOL, carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards (if any), and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards. Under current law, U.S. federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic NOL and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being utilized to reduce future income tax liabilities. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, we are aware of an expired U.S. patent issued to a third-party that covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems. In this regard, whether or not we have infringed this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to have infringed any valid claim of this patent, we may, among other things, be required to pay damages. Our patents expire at various dates between 2022 and 2038. In addition, we have a license from Fresenius to U.S. and foreign patents relating to the INTERCEPT Blood System, which expire at various dates in 2023 and 2024. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, which includes our principal executive offices, is located in Concord, California. We lease this facility, which includes 84,631 square feet and includes laboratory space for blood safety research and supports general administrative, marketing and technical support functions. Of the 84,631 square feet, we sublease 14,908 square feet to a subtenant under a three-year lease ending March 31, 2025. We also lease an office facility in Amersfoort, the Netherlands, which is used for selling and administrative functions. We believe that our current and future facilities will be adequate for the foreseeable future.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “CERS”. On February 8, 2023, we had 119 holders of record of our common stock.

Dividends

We have not declared or paid dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

Stock Performance Graph (1)

The following graph shows the total stockholder return of an investment of $100 in cash (and the reinvestment of any dividends thereafter) on December 31, 2017, and tracked the performance through December 31, 2022, for (i) our common stock, (ii) the US Benchmark Medical Suppliers TR, and (iii) the Nasdaq Stock Market (United States) Index. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

The US Health Care Innovator Index, used in prior year as a specific industry index to compare to our stock performance, was shut down as of November 30, 2022. Accordingly, we replaced it with the US Benchmark Medical Suppliers TR, which is comprised of us and companies with operations similar to ours that are in our industry. We believe that including this new index provides appropriate comparison of our stock performance.

Comparison of 5-year Cumulative Total Return on Investment

	December 31,
	2017	2018	2019	2020	2021	2022
Cerus Corporation	$100.00	$150.00	$124.85	$204.73	$201.48	$107.99
Nasdaq US Benchmark Medical Supplies TR	100.00	105.93	141.83	177.65	215.55	141.34
Nasdaq	100.00	96.12	129.97	186.69	226.63	151.61
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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the year ended December 31, 2022, are not necessarily indicative of results that may occur in future periods.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System. Our INTERCEPT Blood System is intended for use with blood components and certain of their derivatives: plasma, platelets, red blood cells and to produce INTERCEPT Fibrinogen Complex, or IFC, and pathogen reduced plasma, cryoprecipitate reduced. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received a broad range of regulatory approvals and certifications, including but not limited to U.S. Food and Drug Administration, or FDA, approval in the U.S., and CE Certificates of Conformity for our Class III products delivered in accordance with the MDD, permitting us to affix the CE Mark to these products and place them on the market in the European Union, or the EU, in accordance with the transitional provisions of the MDR, and approvals or certifications in other jurisdictions that recognize the CE Mark, and are being marketed and sold in a number of countries around the world, including the U.S., certain countries in Europe, the Commonwealth of Independent States, or CIS, the Middle East, and Latin America and selected countries in other regions of the world. Additionally, we have received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. The INTERCEPT Blood System for Cryoprecipitation uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. In addition, the INTERCEPT Blood System for Cryoprecipitation is used to produce pathogen reduced plasma, cryoprecipitate reduced. We currently sell the platelet and plasma systems using our direct sales force and through distributors and we sell IFC or disposable kits to manufacture IFC in the U.S. using our direct sales force.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new European Union Medical Device Regulation, or MDR. However, we do not know when, if ever, we will receive certification. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Annual Report on Form 10-K for additional information with respect timing of the ultimate decision on our CE Certificate of Conformity application. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. Due to the COVID-19 pandemic, many of the hospital sites conducting our RedeS and ReCePI studies suspended enrollment to focus on their response to the pandemic. Should the COVID-19 pandemic persist or heighten, we could see renewed or further delays to trial enrollment. In addition, we will need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. We must demonstrate to the FDA an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice and ISO standards for the manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system from the FDA.

In June 2022, we extended portions of our agreement with Biomedical Advanced Research and Development Authority, or BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, through December 2025. The agreement provides funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of emerging pathogens. The RedeS and ReCePI and other studies are being funded as part of our agreement with BARDA. Under the contract, BARDA reimburses us for allowable direct contract costs, as such costs are incurred, and for allowable indirect costs. See the discussion under “Government contracts” below for more information. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment for the RedeS and ReCePI studies because of the COVID-19 pandemic or any other reason, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

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

As a result of economic conditions, general global economic uncertainty, political change, and other factors, including uncertainty associated with the COVID-19 pandemic, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, the COVID-19 pandemic and the ensuing monetary policies of many countries have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which in turn has negatively impacted equity values, including the value of our common stock. Furthermore, we expect that the costs of our business may increase as labor rates and prices rise in the current inflationary environment, transportation costs increase, and global supply chain constraints impact availability of our products. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval or certification in the EU, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time our existing operations provide sufficient cash flow to conduct these trials.

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

See Note 12, Development and License Agreements, in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding the Supply Agreement with Fresenius.

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

This agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of December 31, 2022, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $148.9 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $245.9 million through December 31, 2025. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. If certain additional Option Periods are exercised by BARDA, we will be responsible for up to $10 million of co-investment. See Note 12, Development and License Agreements, in Part IV, Item 15,

“Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding the agreement with BARDA.

In September 2020, we entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. Under the agreement, we are reimbursed and will recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The total potential contract value is $11.1 million. See Note 12, Development and License Agreements, in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding the agreement with FDA.

In September 2022, we entered into a two-year agreement with the U.S. Department of Defense, or DoD, for the development of pathogen reduced, lyophilized cryoprecipitate to treat bleeding due to trauma. Under the agreement, we are reimbursed upon completion of each milestone and will recognize revenue based on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs. Revenue is recorded as a percentage of the overall contract price based on the extent of progress towards completion. The total potential contract value is $9.1 million. See Note 12, Development and License Agreements, in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding the agreement with the DoD.

Equity Agreements

See Note 9, Stockholders’ Equity, in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, or the Sales Agreement, for the issuance and sale of our common stock.

Debt Agreement

See Note 7, Debt, in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

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

Comparability

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses December 31, 2022 and December 31, 2021 items and year-to-year comparisons between 2022 and 2021, respectively. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022.

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

• Government contract revenue—Revenue related to the cost reimbursement provisions under our government contract agreements is recognized as the allowable direct contract costs plus allowable indirect costs are incurred based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. Revenue on our milestone-based DoD contract will be recognized on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs. Revenue is recorded as a percentage of the total contract price based on the extent of progress towards completion. Direct costs incurred under cost reimbursable contracts are recorded as research and development expenses or general and administrative expenses. Payments to us pursuant to our government contract agreements are provisional payments subject to adjustment upon audit by the government. These audits could result in an adjustment to revenue previously reported, which adjustments potentially could be significant. We believe that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustment is known.

Results of Operations

Years Ended December 31, 2022, 2021 and 2020

Revenue

	Year Ended December 31,			% Change
(in thousands, except percentages)	2022	2021	2020	2022 to 2021	2021 to 2020
Product revenue	$162,048	$130,859	$91,920	24%	42%
Government contract revenue	26,267	28,659	22,329	(8%)	28%
Total revenue	$188,315	$159,518	$114,249	18%	40%

Product revenue increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to year-over-year sales volume growth in disposable platelet system kit sales to U.S. customers, due in part to the FDA Guidance Document on platelet safety that went into effect on October 1, 2021, offset by a weakened Euro compared to the U.S. dollar during the year ended December 31, 2022, as compared to the year ended December 31, 2021.We anticipate product revenue for INTERCEPT disposable kits will increase in future periods driven by growth in our platelet business due in part to increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway. We anticipate the first half of 2023 to have year-over-year comparison headwinds including seasonality, foreign exchange rates and customer inventory management. We expect to see IFC product revenue increase in future periods. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

Government contract revenue decreased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the one-time true-up in revenue resulting from a mutual agreement with BARDA we realized in the fourth quarter of 2021.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2022	2021	2020	2022 to 2021	2021 to 2020
Cost of product revenue	$74,954	$63,475	$41,157	18%	54%

Cost of product revenue increased during the year ended December 31, 2022, compared to the year ended December 31, 2021. The year-over-year increase in the cost of product revenue was primarily due to the volume of product sold driven largely by a year-over-year increase in platelet kit sales to U.S. customers, and offset by the benefit of a strengthening of the U.S. dollar relative to our Euro denominated manufacturing and supply costs.

Our gross margin on product sales was 54% during the year ended December 31, 2022, compared to 51% during the year ended December 31, 2021. Margins were impacted by the mix of geographies into which products were sold, with the U.S. kit sales growing over sales in other regions and, to a lesser extent product mix, with platelet kit sales representing a larger proportion of overall sales during the year ended December 31, 2022, compared to the year ended December 31, 2021. Changes in our gross margin on product sales are affected by various factors, including prices of products sold, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, the mix of product sold, and the mix of customers to which products are sold. Furthermore, we may experience cost pressure due to the inflationary environment, increased transportation costs and an adverse impact on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, including those related to the COVID-19 pandemic, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria. However, until we are able to generate data satisfactory to the FDA regarding the stability of platelet products using a component manufactured with a new solvent, our platelet product shelf life will be limited to six months in the U.S., straining our supply chain and distribution to customers to supply product with sufficient remaining available shelf life.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2022	2021	2020	2022 to 2021	2021 to 2020
Research and development	$64,107	$63,691	$64,410	1%	(1%)

Research and development expenses were relatively flat during the year ended December 31, 2022, compared to the year ended December 31, 2021.

We expect to incur additional research and development costs associated with inflationary pressures on labor and study costs, pursuing our pursuit of potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., completing activities in support of our completed application for a CE Certificate of Conformity for our red blood cell system in the EU, new product development and product enhancements, including potential new label claims, design efforts on our illuminator, and costs associated with performing the activities under our government contracts, and inflationary pressures on labor and study costs. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of macroeconomic developments, including the ongoing conflict between Ukraine and Russia and the COVID-19 pandemic, the uncertainty of future preclinical studies and clinical trial results and the uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part I of this Annual Report on Form 10-K.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock-based compensation, expenses for our commercialization efforts in a number of countries around the world including those in U.S., Europe, the CIS and the Middle East, Asia, and Latin America, and expenses for accounting, tax, internal control, legal, and facility and infrastructure related expenses, and insurance premiums. We expect to incur additional selling, general and administrative costs associated with inflationary pressures on labor and vendor costs, as well as with increased legal expenses associated with the ongoing civil investigative demand from the Department of Justice Antitrust Division (see Item 1A—Risk Factors “We are subject to federal, state and foreign laws governing our business practices which, if violated, could result in substantial penalties and harm our reputation and business.”)

	Year Ended December 31,			% Change
(in thousands, except percentages)	2022	2021	2020	2022 to 2021	2021 to 2020
Selling, general and administrative	$83,335	$81,288	$67,015	3%	21%

Selling, general, and administrative expenses increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by costs associated with increased hiring, legal, commercialization efforts, and non-cash stock-based compensation.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2022	2021	2020	2022 to 2021	2021 to 2020
Foreign exchange (loss) gain	$(690)	$(572)	$793	21%	(172%)
Interest expense	(5,831)	(4,923)	(3,746)	18%	31%
Other (expense) income, net	(1,735)	374	1,713	(564%)	(78%)
Total non-operating expense, net	$(8,256)	$(5,121)	$(1,240)	61%	313%

Foreign Exchange (Loss) Gain

Foreign exchange losses increased during the year ended December 31, 2022, compared to the year ended December 31, 2021. This is primarily due to foreign exchange variations between the Euro and the U.S. dollar which began during 2022.

Interest Expense

Interest expense increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the interest expense related to our Term Loan Credit Agreement, Tranche 2, of $15.0 million drawn on March 29, 2021. Should interest rates continue to increase, the rates that we are obligated to pay under our Credit Agreements would likely increase, potentially leading to higher interest expense.

Other (Expense) Income, Net

We had other expense, net during the year ended December 31, 2022, compared to other income, net during the year ended December 31, 2021, primarily driven by the impairment of our holdings of certain preferred stock and warrants during the year ended December 31, 2022.

Provision for Income Taxes

	Year Ended December 31,			% Change
(in thousands, except percentages)	2022	2021	2020	2022 to 2021	2021 to 2020
Provision for income taxes	$488	$319	$284	53%	12%

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s operations.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of December 31, 2022, will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of December 31, 2022.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of December 31, 2022 and December 31, 2021, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$35,585	$48,759
Short-term investments	66,569	80,600
Restricted cash	1,773	2,285
Total	$103,927	$131,644

Cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of December 31, 2022 and December 31, 2021, we had the following indebtedness (in thousands):

	December 31, 2022	December 31, 2021
Debt – current	$56,159	$14,697
Debt – non-current	13,644	54,724
Total	$69,803	$69,421

Operating Activities

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Net cash used in operating activities	$(25,615)	$(33,922)

The decrease in net cash used in operating activities was primarily related to increased product sales, underlying gross profit, the timing of cash collections and payments, and continued inventory related purchases and payments related to incentive compensation during the year ended December 31, 2022, compared to the same period in 2021. We expect to continue to make investments in inventory ahead of our future forecasted demand and to ensure component availability and mitigate obsolescence, if any.

Investing Activities

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Net cash provided by investing activities	$8,464	$12,688

The decrease in net cash provided by investing activities was primarily the result of lower proceeds from the maturity and sale of our investments to support operations, partially offset by lower purchases of investments during the year ended December 31, 2022, compared to the same period in 2021.

Financing Activities

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Net cash provided by financing activities	$4,192	$34,294

The decrease in net cash provided by financing activities for the year ended December 31, 2022, was primarily due to the borrowings under our Term Loan Credit Agreement of $15.0 million and the borrowings under our Revolving Loan Credit Agreement during the year ended December 31, 2021, as well as the decreased proceeds from equity incentives during the year ended December 31, 2022, compared to the same period in 2021. See Note 7, Debt, in Part I of this Annual Report on Form 10-K for more information.

Working Capital

(in thousands)	December 31, 2022	December 31, 2021
Working capital	$53,086	$108,546

Working capital decreased as of December 31, 2022, compared to December 31, 2021, primarily due to the increase of $41.5 million of the short-term balance of the borrowing under our Term Loan Credit Agreement, continued overall use of cash from operations to support costs associated with product enhancements, costs associated with increasing inventory levels, including securing a reliable supply of components, capital investments with suppliers, initiatives for expanded platelet label claims, design efforts on our next generation illuminator, and investments associated with the commercial launch of IFC, as well as the increase of the short-term balance of the borrowings under our Term Loan Credit Agreement, offset by proceeds from increased product sales and collections.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet, plasma systems and IFC, costs to develop different configurations of existing products and new products, including our illuminator, costs associated with planning, enrolling and completing ongoing studies, and the post-approval studies we are required to conduct in connection with the FDA approval of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our government agreements, costs related to legal compliance and cooperating with the ongoing civil investigative demand from the Department of Justice Antitrust Division, and costs related to creating, maintaining and defending our intellectual property. In addition, both our near and long-term capital requirements will require that we continue to invest in capital purchases to support ongoing and proposed studies, in addition to manufacturing capacity expansion to support our growing business. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations, if at all, and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our government contracts, will be sufficient to meet our capital requirements for at least the next 12 months. However, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect, therefore, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit facility prior to April 1, 2023, the principal amounts outstanding under our term debt facility will begin amortizing and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital beyond the next 12 months. See Note 7, Debt, in Part I of this Annual Report on Form 10-K for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

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

While we expect to receive significant funding under our agreement with BARDA, our ability to obtain the funding we expect to receive under this agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under this agreement, including the conduct of the RedeS and ReCePI studies, enrollment for which was suspended or slowed at many of the hospital sites due to the COVID-19 pandemic. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty associated with the COVID-19 pandemic, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. In addition, if we are unable to generate sufficient prerequisite Phase 3 clinical data, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. Furthermore, while BARDA has provided funding for and has indicated a potential for future funding for many activities associated with combating COVID-19, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Commitments

See Note 7, Debt, in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

See Note 8, Commitments and Contingencies, in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for more information on the operating leases and purchase commitments.

We did not have any off-balance sheet arrangements as of December 31, 2022.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the years ended December 31, 2022, 2021 and 2020. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2022, we held cash, cash equivalents, short-term investments and investments in marketable equity securities of $102.2 million. We do not believe our exposure to interest rate risk to be material given we held cash in interest-bearing accounts with financial institutions and the short-term nature of our investment portfolio consisted of highly liquid money market instruments and corporate debt and U.S. government agency securities with short-term maturities. The weighted average interest rates of our cash and cash equivalents at December 31, 2022, were 3.7%.

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

With respect to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, we are exposed to risks associated with changes in interest rates in connection with our related borrowings. Based on our indebtedness under the Term Loan Credit Agreement of $55.0 million and Revolving Loan Credit Agreement of $14.9 million as of December 31, 2022, and the interest rate on such borrowings then in effect, a hypothetical 100 basis point increase in interest rates could increase our net interest expense in 2022 by approximately $0.7 million subject to certain limitations in each agreement.

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

Product sales for our blood safety products are predominantly made in Europe and generally are invoiced to customers in Euro. In addition, we incur operating expenses, including payment for finished goods inventory of disposable kits for the platelet and plasma systems. These inventory purchases and operating expenses are generally paid in Euro and, to a much lesser degree, other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of non-operating expense, net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the United States dollar may materially impact our results of operations. An unfavorable 10% change in foreign currency exchange rates for our cash, accounts receivable, accounts payable and accrued liabilities that are denominated in foreign currencies at December 31, 2022, would have negatively impacted our annual financial results by $0.6 million. Currently we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended December 31, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cerus Corporation

Opinion on Internal Control over Financial Reporting

We have audited Cerus Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cerus Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

San Mateo, California

March 1, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2023 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is to be included in our 2023 Proxy Statement as follows:

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

(3) Exhibits

Exhibit Number	Description of Exhibit

3.1(11)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(11)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(15)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4(31)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5(2)	Amended and Restated Bylaws of Cerus Corporation.

4.1(1)	Specimen Stock Certificate.

4.2(26)	Description of securities registered under Section 12 of the Exchange Act of 1934.

Supply and/or Manufacturing Agreements

10.1(16)†	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

10.2(29)	First Amendment to Amended and Restated Supply Agreement, dated December 1, 2020, by and between Cerus Corporation and Purolite Corporation.

10.3(20)†	Amended and Restated Supply and Manufacturing Agreement, dated April 1, 2017, by and between Cerus Corporation and Porex Corporation.

10.4(23) †	First Amendment to Supply and Manufacturing Agreement, by and between Cerus Corporation and Porex Corporation, dated June 22, 2018.

10.5(30) †	Letter Agreement, by and between Cerus Corporation and Porex Corporation, dated January 6, 2021.

10.6(33)††	Second Amendment to Supply and Manufacturing Agreement by and between Cerus Corporation and Porex Corporation, dated December 21, 2021.

10.13(9)†	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

10.14(13)†	Addendum 1 to Amended and Restated Supply Agreement, dated August 1, 2013, by and between Cerus Corporation and Ash Stevens, Inc.

10.15(35) ††

Second Amended and Restated Manufacturing and Supply Agreement, by and between Cerus Corporation and Fresenius Kabi AG, Fenwal France SAS, and Fenwal International, Inc, effective as of January 1, 2022.

Loan and Security Agreements

10.16(25) †	Credit, Security and Guaranty Agreement (Term Loan), dated March 29, 2019, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.17(29)	Amendment No. 1 to Credit, Security and Guaranty Agreement (Term Loan), dated December 31, 2020, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.18(32)	Amendment No. 2 to Credit, Security and Guaranty Agreement (Term Loan), dated September 30, 2021, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.19(25) ††	Credit, Security and Guaranty Agreement (Revolving Loan), dated March 29, 2019, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.20(29) ††	Amendment No. 1 to Credit, Security and Guaranty Agreement (Revolving Loan), dated December 31, 2020, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.21(33) ††	Amendment No. 2 to Credit, Security and Guaranty Agreement (Revolving Loan), dated December 23, 2021, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

Real Estate Lease Agreements

10.22(21) †	Lease, dated February 16, 2018, between Cerus Corporation and 1200 Concord LLC.

10.23(22)	First Amendment to Lease, dated May 11, 2018, between Cerus Corporation and 1200 Concord LLC.

10.24(23)	Second Amendment to Lease, dated August 10, 2018, between Cerus Corporation and 1200 Concord LLC.

10.25(24)	Third Amendment to Lease, dated October 5, 2018, between Cerus Corporation and 1200 Concord LLC.

10.26(24)	Fourth Amendment to Lease, dated November 30, 2018, between Cerus Corporation and 1200 Concord LLC.

Employment Agreements or Offer Letters

10.27(8)*	Employment Letter, by and between Cerus Corporation and William M. Greenman, dated May 12, 2011.

10.28(12)*	Addendum to Employment Agreement for William M. Greenman, dated December 5, 2012.

10.29(22)*	Amendment to Employment Letter, by and between Cerus Corporation and William M. Greenman, dated April 17, 2018.

10.30(14)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated July 30, 2009.

10.31(7)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated March 2, 2010.

10.32(5)*	Employment Letter for Kevin D. Green, dated May 1, 2009.

10.33(22)*	Amendment to Employment Letter, by and between Cerus Corporation and Kevin Green, dated April 17, 2018.

10.34(12)*	Employment Letter, by and between Cerus Corporation and Chrystal Menard, dated October 19, 2012.

10.35(14)*	Employment Letter, by and between Cerus Corporation and Carol Moore, dated December 14, 2007.

10.36(17)*	Employment Letter, by and between Cerus Corporation and Richard J. Benjamin MBChB, PhD, FRCPath, dated May 12, 2015.

10.37(19)*	Employment Letter, by and between Cerus Corporation and Vivek Jayaraman, dated May 31, 2016.

Stock Plans and Related Forms

10.38(27)*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 3, 2020.

10.39(35)*	Amended and Restated 2008 Equity Incentive Plan, effective June 1, 2022.

10.40(10)*	Form of Option Agreement for employees under the Amended and Restated 2008 Equity Incentive Plan.

10.41(10)*	Form of Option Agreement for non-employee directors under the Amended and Restated 2008 Equity Incentive Plan.

10.42(10)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan.

10.43(18)*	Cerus Corporation Inducement Plan.

10.44(18)*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Cerus Corporation Inducement Plan.

10.45(18)*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Cerus Corporation Inducement Plan.

10.46(22)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan, amended as of April 17, 2018.

10.47(22)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2008 Equity Incentive Plan, amended as of April 17, 2018.

Other Compensatory Plans or Agreements

10.48(12)*	Bonus Plan for Senior Management of Cerus Corporation, as amended December 5, 2012.

10.49(22)*	Cerus Corporation Change of Control Severance Benefit Plan, amended as of April 17, 2018.

10.50(4)*	Form of Severance Benefits Agreement.

10.51(35)*	Amended and Restated Non-Employee Director Compensation Policy, effective February 17, 2022.

10.53(30)*	2020 and 2021 Executive Officer Compensation Arrangements.

10.54(34)*	2021 and 2022 Executive Officer Compensation Arrangements.

10.55(27)*	Nonqualified Plan Service and Expense Agreement, by and between Cerus Corporation and Principal Life Insurance Company, dated May 21, 2020.

10.56(27)*	The Executive Nonqualified Excess Plan Adoption Agreement, dated May 21, 2020.

Other Material Agreements

10.55(1)	Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers.

10.56(3)	Form of Amended and Restated Indemnity Agreement, adopted April 24, 2009.

10.57(28)	Controlled Equity OfferingSM Sales Agreement, dated December 11, 2020, by and among Cerus Corporation, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.

10.58(6)†	License Agreement, dated as of February 2, 2005, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

21.1	List of Registrant’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(36)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain portions of this exhibit are subject to a confidential treatment order.
††

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

*	Compensatory Plan.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 19, 2008.

(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2009.

(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2009.

(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.

(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2009.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2010.

(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2011.

(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011.

(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.

(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012.

(12)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2012.

(13)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013.

(14)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2013.

(15)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014.

(16)	Incorporated by reference to the like-described exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A, for the quarter ended June 30, 2014.

(17)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015.

(18)	Incorporated by reference to the like-described exhibit to Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2016.

(19)	Incorporated by reference to the like-described exhibit to Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2016.

(20)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2017.

(21)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2018.

(22)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018.

(23)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2018.

(24)	Incorporated by reference to the like-described exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

(25)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2019.

(26)	Incorporated by reference to the like-described exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

(27)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

(28)	Incorporated by reference to the like-described exhibit to Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2020.

(29)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2020.

(30)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

(31)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

(32)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

(33)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2021.

(34)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

(35)	Incorporated by reference to the like-described exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cerus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cerus Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter

In the year ended December 31, 2022, the Company recognized $162.0 million of product revenue. As discussed in Note 2 to the consolidated financial statements, product revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those products or services. Product revenue from the sale of illuminators, disposable kits, INTERCEPT Fibrinogen Complex, spare parts and storage solutions are recognized upon the transfer of control of the products to the customer.

Auditing the Company’s revenue recognition was challenging due to variability in terms and conditions within certain customer contracts and as certain customer contracts include multiple products and/or services requiring management to apply judgment to determine whether the products and services are distinct performance obligations or should be accounted for as a combined performance obligation. Customer contracts must be carefully evaluated for terms that might affect the timing or measurement of revenue recognition.

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

San Mateo, California

March 1, 2023

CERUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$35,585	$48,759
Short-term investments	66,569	80,600
Accounts receivable	34,426	25,129
Current inventories, net	29,003	26,793
Prepaid and other current assets	4,561	5,821
Total current assets	170,144	187,102
Non-current assets:
Property and equipment, net	10,969	12,208
Operating lease right-of-use assets	12,512	12,971
Goodwill	1,316	1,316
Restricted cash	1,773	2,285
Other assets	21,378	21,617
Total assets	$218,092	$237,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,002	$35,608
Accrued liabilities	25,203	25,673
Debt – current	56,159	14,697
Operating lease liabilities – current	2,105	1,905
Deferred product revenue	589	673
Total current liabilities	117,058	78,556
Non-current liabilities:
Debt – non-current	13,644	54,724
Operating lease liabilities – non-current	15,329	16,260
Other non-current liabilities	3,499	2,342
Total liabilities	149,530	151,882
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, issuable in series; zero shares issued and outstanding at December 31, 2022 and 2021, respectively
Common stock, $0.001 par value; 400,000 and 225,000 shares authorized; 177,582 and 173,670 shares issued and outstanding at December 31, 2022 and 2021, respectively	177	174
Additional paid-in capital	1,077,341	1,048,936
Accumulated other comprehensive loss	(2,787)	(149)
Accumulated deficit	(1,007,121)	(964,342)
Total Cerus Corporation stockholders' equity	67,610	84,619
Noncontrolling interest	952	998
Total liabilities and stockholders' equity	$218,092	$237,499

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Product revenue	$162,048	$130,859	$91,920
Cost of product revenue	74,954	63,475	41,157
Gross profit on product revenue	87,094	67,384	50,763
Government contract revenue	26,267	28,659	22,329
Operating expenses:
Research and development	64,107	63,691	64,410
Selling, general and administrative	83,335	81,288	67,015
Total operating expenses	147,442	144,979	131,425
Loss from operations	(34,081)	(48,936)	(58,333)
Non-operating expense, net:
Foreign exchange (loss) gain	(690)	(572)	793
Interest expense	(5,831)	(4,923)	(3,746)
Other (expense) income, net	(1,735)	374	1,713
Total non-operating expense, net	(8,256)	(5,121)	(1,240)
Loss before income taxes	(42,337)	(54,057)	(59,573)
Provision for income taxes	488	319	284
Net loss	(42,825)	(54,376)	(59,857)
Net loss attributable to noncontrolling interest	(46)	(2)	—
Net loss attributable to Cerus Corporation	$(42,779)	$(54,374)	$(59,857)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.24)	$(0.32)	$(0.37)
Weighted average shares outstanding:
Basic and diluted	176,545	171,279	163,949

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(42,825)	$(54,376)	$(59,857)
Other comprehensive loss
Unrealized (losses) gains on available-for-sale investments, net of taxes	(2,638)	(823)	560
Comprehensive loss	(45,463)	(55,199)	(59,297)
Comprehensive loss attributable to noncontrolling interest	(46)	(2)	—
Total comprehensive loss attributable to Cerus Corporation	$(45,417)	$(55,197)	$(59,297)

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance at December 31, 2019	144,291	$144	$906,905	$114	$(850,111)	$—	$57,052
Issuance of common stock from public offering, net of offering costs	19,338	19	76,253	—	—	—	$76,272
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	4,541	5	11,745	—	—	—	$11,750
Stock-based compensation	—	—	18,029	—	—	—	$18,029
Other comprehensive income	—	—	—	560	—	—	$560
Net loss	—	—	—	—	(59,857)	—	$(59,857)
Balance at December 31, 2020	168,170	168	1,012,932	674	(909,968)	—	103,806
Issuance of common stock from public offering, net of offering costs	400	1	3,068	—	—	—	3,069
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	5,100	5	9,365	—	—	—	9,370
Stock-based compensation	—	—	23,571	—	—	—	23,571
Other comprehensive loss	—	—	—	(823)	—	—	(823)
Equity contribution from noncontrolling interest	—	—	—	—	—	1,000	1,000
Net loss	—	—	—	—	(54,374)	(2)	(54,376)
Balance at December 31, 2021	173,670	174	1,048,936	(149)	(964,342)	998	85,617
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	3,912	3	3,949	—	—	—	3,952
Stock-based compensation	—	—	24,456	—	—	—	24,456
Other comprehensive loss	—	—	—	(2,638)	—	—	(2,638)
Net loss	—	—	—	—	(42,779)	(46)	(42,825)
Balance at December 31, 2022	177,582	$177	$1,077,341	$(2,787)	$(1,007,121)	$952	$68,562

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Operating activities
Net loss	$(42,825)	$(54,376)	$(59,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,984	3,148	3,109
Stock-based compensation	24,456	23,571	18,029
Non-cash operating lease cost	1,575	1,422	1,435
Impairment (unrealized gain) in private company investment	2,183	239	(422)
Net loss (gain) on sale of available-for-sale securities	108	(21)	234
Unrealized gain on investments	(564)	(267)	—
Impairment of long-lived assets	—	—	274
Non-cash interest expense	609	591	478
Foreign currency remeasurement loss (gain)	1,911	511	(887)
Changes in operating assets and liabilities:
Accounts receivable	(9,200)	(4,215)	(4,125)
Inventories	(1,768)	(19,610)	(4,030)
Prepaid and other assets	1,168	2,738	(597)
Accounts payable	(4,905)	12,204	1,984
Accrued liabilities and other non-current liabilities	(1,263)	47	2,557
Deferred product revenue	(84)	96	7
Net cash used in operating activities	(25,615)	(33,922)	(41,811)
Investing activities
Capital expenditures	(2,000)	(910)	(1,615)
Purchases of investments	(29,640)	(52,066)	(98,793)
Proceeds from maturities and sale of investments	40,104	65,664	50,850
Net cash provided by (used in) investing activities	8,464	12,688	(49,558)
Financing activities
Net proceeds from equity incentives	4,084	9,370	11,750
Net (costs) proceeds from public offerings	(104)	2,743	76,534
Net proceeds on revolving line of credit	212	6,181	3,499
Proceeds from loans	—	15,000	—
Contribution from noncontrolling interest	—	1,000	—
Net cash provided by financing activities	4,192	34,294	91,783
Effect of exchange rates on cash, cash equivalents, and restricted cash	(727)	(919)	1,068
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,686)	12,141	1,482
Cash, cash equivalents, and restricted cash, beginning of period	51,044	38,903	37,421
Cash, cash equivalents, and restricted cash, end of period	$37,358	$51,044	$38,903
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,100	$4,181	$3,269
Cash paid for income taxes	270	278	265
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

Immaterial Correction of an Error

The Company determined the historical classification of the effects of foreign currency movements on the Company’s period-end foreign denominated cash balances was incorrectly presented as a component of the Company’s net cash used in operating activities as opposed to being presented separately as effect of exchange rates on cash. The Company determined that the impact of the error to previously issued financial statements was not material and has corrected the immaterial error in the comparative period within these financial statements. The impact of this correction for the twelve months ended December 31, 2020, was an increase to net cash used in operating activities of $1.1 million with corresponding amounts presented separately as the effect of exchange rates on cash, cash equivalents, and restricted cash, for the period corrected.

Use of Estimates

The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, the collectability of accounts receivable, inventory classification and related reserves, fair values of investments, the allowance for credit losses, stock-based compensation, goodwill, useful lives of property and equipment, income taxes, and incremental borrowing rate, among others. The Company bases its estimates on historical experience, future projections, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the years ended December 31, 2022, 2021 and 2020, was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Product revenue:
North America	$103,978	$68,968	$32,380
Europe, Middle East and Africa	56,297	60,124	57,427
Other	1,773	1,767	2,113
Total product revenue	$162,048	$130,859	$91,920

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally require payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration is estimated to be unconditional. As of December 31, 2022, the Company had $0.1 million of contract assets included in the “Prepaid and other current assets” on the Company’s consolidated balance sheets. The Company did not have any contract assets as of December 31, 2021.

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

Research and Development Expenses

Research and development (“R&D”) expenses are charged to expense when incurred, including cost incurred pursuant to the terms of the Company’s U.S. government contracts. R&D expenses include salaries and related expenses for scientific and regulatory personnel, non-cash stock-based compensation, payments to consultants, supplies and chemicals used in in-house laboratories, costs of R&D facilities, depreciation of equipment and external contract research expenses, including clinical trials, preclinical safety studies, other laboratory studies, process development and product manufacturing for research use.

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

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities that are designated as available-for-sale and classified as short-term investments. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities are recorded in “Unrealized gains (losses) on available-for-sale investments, net of taxes” on the Company’s consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments, if any, are determined on a specific identification method, and are recorded in “Other (expense) income, net” on the Company’s consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security in an unrealized loss position has expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Expected credit losses, if any, are recorded in “Other (expense) income, net” on the Company’s consolidated statements of operations.

During the year ended December 31, 2022, the Company recorded $2.2 million of impairment on investments in certain preferred stock and warrants in “Other (expense) income, net” on the Company’s consolidated statements of operations. The Company had no impairment of investments during the year ended December 31, 2021.

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of December 31, 2022 and December 31, 2021, $1.9 million and $1.1 million, respectively, were included in “Other assets” on the Company’s consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of December 31, 2022 and December 31, 2021, $1.9 million and $1.2 million, respectively, were included in "Other non-current liabilities" on the Company’s consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other (expense) income, net”, on the Company’s consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of December 31, 2022 and December 31, 2021, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of December 31, 2022 and December 31, 2021, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At December 31, 2022, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

On a regular basis, including at the time of sale, the Company performs credit evaluations of its significant customers that it expects to sell to on credit terms. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines credit losses may occur, the Company maintains an allowance for estimated credit losses on its consolidated balance sheets and records a charge on its consolidated statements of operations as a component of selling, general and administrative expenses.

The Company had two customers that accounted for more than 10% of the Company’s outstanding accounts receivables at both December 31, 2022 and December 31, 2021, respectively. These customers cumulatively represented approximately 49% and 48% of the Company’s outstanding trade receivables at December 31, 2022 and December 31, 2021, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At December 31, 2022 and December 31, 2021, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain replacement parts for the illuminators. Platelet and plasma systems’ disposable kits generally expire no later than 24 months from the date of manufacture. Illuminators and replacement parts do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Other assets” in the consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s consolidated statements of operations. At December 31, 2022 and December 31, 2021, the Company had $0.7 million and $0.2 million, respectively, recorded for potential obsolete, expiring or unsalable product.

Property and Equipment, net

Property and equipment is comprised of furniture, equipment, leasehold improvements, construction-in-progress, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. During the twelve months ended December 31, 2022 and 2021, the Company had non-cash purchases of capital expenditures of $0.7 million and $0.1 million, respectively.

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

During the year ended December 31, 2022, 2021 and 2020, the Company did not dispose of, impair or recognize additional goodwill.

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

Foreign Currency Remeasurement

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars using historical exchange rates. Product revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in “Foreign exchange (loss) gain” on the Company’s consolidated statements of operations.

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

Consolidated Variable Interest Entity

In February 2021, the Company entered into an Equity Joint Venture Contract with Shandong Zhongbaokang Medical Implements Co., Ltd. (“ZBK”), to establish Cerus Zhongbaokang (Shandong) Biomedical Co., LTD. (the “JV”) for the purpose of developing, obtaining regulatory approval for, and eventual manufacturing and commercialization of the INTERCEPT blood transfusion for platelets and red blood cells in the People’s Republic of China. The Company owns 51% of equity in the JV and consolidates the JV as it has determined that the investment is a variable interest entity and that the Company is the primary beneficiary.

For the year ended December 31, 2021, the Company contributed certain intangible intellectual property rights with zero recorded cost basis and recognized the $1.0 million equity funding contributed by ZBK as cash and as Noncontrolling interest in the Stockholders’ equity section of the consolidated balance sheet. Operating expenses for the JV were $0.2 million during the year ended December 31, 2022, and were de minimis during the year ended December 31, 2021.

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns filed for years 2002 through 2021, California tax returns filed for years through 2021, and Netherlands tax returns filed for 2020 remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a valuation allowance on substantially all of its net deferred tax assets.

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

For the years ended December 31, 2022, 2021 and 2020, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator for Basic and Diluted:
Net loss attributable to Cerus Corporation	$(42,779)	$(54,374)	$(59,857)
Denominator:
Basic weighted average number of shares outstanding	176,545	171,279	163,949
Effect of dilutive potential shares	—	—	—
Diluted weighted average number of shares outstanding	176,545	171,279	163,949
Net loss per share attributable to Cerus Corporation:
Basic and diluted	$(0.24)	$(0.32)	$(0.37)

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the years ended December 31, 2022, 2021 and 2020 (shares in thousands):

	Year Ended December 31,
	2022	2021	2020
Weighted average number of anti-dilutive potential shares:
Stock options	16,072	16,345	17,692
Restricted stock units	7,966	6,798	5,485
Employee stock purchase plan rights	252	153	32
Total	24,290	23,296	23,209

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheets. As of December 31, 2022 and December 31, 2021, the Company did not have finance leases.

ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when the options are reasonably certain to be exercised. Operating leases are recognized on a straight-line basis over the lease term.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at December 31, 2022 and December 31, 2021.

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

Note 3. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$14,472	$—	$—	$—	$14,472
United States government agency securities	27,200	41	(818)	—	26,423
Corporate debt securities	38,496	2	(1,703)	—	36,795
Mortgage-backed securities	3,660	7	(316)	—	3,351
Total available-for-sale securities	$83,828	$50	$(2,837)	$—	$81,041

The following is a summary of available-for-sale securities at December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$7,170	$—	$—	$—	$7,170
United States government agency securities	25,761	1	(77)	—	25,685
Corporate debt securities	52,611	105	(156)	—	52,560
Mortgage-backed securities	2,377	—	(22)	—	2,355
Total available-for-sale securities	$87,919	$106	$(255)	$—	$87,770

Available-for-sale securities at December 31, 2022 and December 31, 2021, consisted of the following by effective contractual maturity dates (in thousands):

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$28,284	$27,907	$44,873	$44,952
Greater than one year and less than five years	55,544	53,134	43,046	42,818
Total available-for-sale securities	$83,828	$81,041	$87,919	$87,770

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$16,500	$(544)	$20,050	$(1,159)	$36,550	$(1,703)
United States government agency securities	9,869	(234)	11,362	(584)	21,231	(818)
Mortgage-backed securities	1,725	(98)	1,416	(218)	3,141	(316)
Total	$28,094	$(876)	$32,828	$(1,961)	$60,922	$(2,837)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$27,909	$(153)	$998	$(3)	$28,907	$(156)
United States government agency securities	18,367	(75)	1,019	(2)	19,386	(77)
Mortgage-backed securities	2,355	(22)	—	—	2,355	(22)
Total	$48,631	$(250)	$2,017	$(5)	$50,648	$(255)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the years ended December 31, 2022, 2021 and 2020, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company recorded less than $0.1 million of gross realized gains from the sale or maturity of available-for-sale investments during the year ended December 31, 2022, 2021 and 2020, respectively. The Company recorded $0.1 million, zero and $0.3 million of gross realized losses from the sale or maturity of available-for-sale investments during the year ended December 31, 2022, 2021 and 2020, respectively.

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

To estimate the fair value of Level 2 debt securities as of December 31, 2022, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2022 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$14,472	$14,472	$—	$—
United States government agency securities	Short-term investments	26,423	—	26,423	—
Corporate debt securities	Short-term investments	36,795	—	36,795	—
Mortgage-backed securities	Short-term investments	3,351	—	3,351	—
Total short-term investments		81,041	14,472	66,569	—
Warrants	Other assets	—	—	—	—
Total financial assets		$81,041	$14,472	$66,569	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2021 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$7,170	$7,170	$—	$—
United States government agency securities	Short-term investments	25,685	—	25,685	—
Corporate debt securities	Short-term investments	52,560	—	52,560	—
Mortgage-backed securities	Short-term investments	2,355	—	2,355	—
Total short-term investments		87,770	7,170	80,600	—
Warrants	Other assets	570	—	—	570
Total financial assets		$88,340	$7,170	$80,600	$570

The Company did not have any transfers among fair value measurement levels during the years ended December 31, 2022 and December 31, 2021.

The following table provides a summary of the total (loss) gain recognized in the Company’s consolidated statements of operations due to changes in the fair value of the warrant (in thousands):

	Years Ended December 31,
	2022	2021	2020
(Loss) gain from changes in the fair value of level 3 investments	$(570)	$148	$422

Note 4. Inventories

Inventories at December 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$12,051	$15,664
Work-in-process	16,078	5,044
Finished goods	16,368	22,129
Total inventories	44,497	42,837
Less: non-current inventories	15,494	16,044
Total current inventories	$29,003	$26,793

Non-current inventories, which primarily consists of work-in-process, is included in Other assets in the consolidated balance sheet.

Note 5. Property and Equipment, net

Property and equipment, net at December 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	December 31,
	2022	2021
Construction-in-progress	$416	$-
Machinery and equipment	4,585	3,987
Computer equipment and software	3,872	3,828
Furniture and fixtures	2,065	2,065
Leasehold improvements	12,814	12,814
Consigned equipment	1,433	1,364
Total property and equipment, gross	25,185	24,058
Accumulated depreciation and amortization	(14,216)	(11,850)
Total property and equipment, net	$10,969	$12,208

Depreciation and amortization expense related to property and equipment, net was $2.5 million, $2.5 million and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. As part of the Company’s 2020 review of property and equipment, $0.3 million was recognized as an impairment of long-lived assets for machinery and equipment associated with a terminated research and development agreement and was recorded within “Research and development” on the Company’s consolidated statements of operations. No such impairment charges were incurred for the years ended December 31, 2022 and 2021.

Note 6. Accrued Liabilities

Accrued liabilities at December 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued compensation and related costs	$17,577	$18,506
Accrued professional services	2,581	3,942
Other accrued expenses	5,045	3,225
Total accrued liabilities	$25,203	$25,673

Note 7. Debt

Debt at December 31, 2022, consisted of the following (in thousands):

	Principal	Unamortized Discount	Total
Term Loan Credit Agreement	$55,000	$(106)	$54,894
Less: current portion of term loan	(41,250)	—	(41,250)
Non-current portion of term loan	$13,750	$(106)	$13,644

Debt at December 31, 2021, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan Credit Agreement	$55,000	$(276)	$54,724
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$55,000	$(276)	$54,724

Principal, interest and fee payments on the Term Loan Credit Agreement (as defined below) at December 31, 2022, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2023	$41,250	$4,153	$45,403
2024	13,750	1,883	15,633
Total	$55,000	$6,036	$61,036

Loan Agreements

On March 29, 2019, the Company entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) with MidCap Financial Trust (“MidCap”) to borrow up to $70 million in three tranches (collectively “2019 Term Loan”), with a maturity date of March 1, 2024. The first advance of $40.0 million (“Tranche 1”) was drawn by the Company on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under a prior loan agreement. The second advance of $15.0 million (“Tranche 2”) was drawn by the Company on March 29, 2021. The third advance of $15.0 million (“Tranche 3”) expired on December 31, 2021. The borrowings under the 2019 Term Loan bear interest at the sum of a fixed percentage spread and the greater of (i) 1.8% or (ii) one month SOFR plus 0.1%. At December 31, 2022, the effective interest rate on the Term Loan was approximately 9.9%. This debt requires interest-only payments through March 1, 2023, followed by 12 months of payments with interest and equal payment of principal. Prepayments of the 2019 Term Loan under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary of the applicable funding date, at which time there is no early termination fee. Upon the final payment, the Company must also pay an exit fee calculated based on a percentage of the aggregate principal amount of all tranches advanced to the Company. The Company uses the effective interest method to recognize the final payment over the term of the debt.

The Company also maintains a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) with MidCap. The borrowing limit under the Revolving Loan Credit Agreement is $15.0 million. The amount borrowed under the Revolving Loan Credit Agreement can be increased, upon request by the Company, by up to an additional $5.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Revolving Loan Credit Agreement has a maturity date of March 1, 2024. Amounts drawn under the Revolving Loan Credit Agreement bear interest at the sum of a fixed percentage spread and the greater of (i) 1.8% or (ii) one-month SOFR plus 0.1%. There are also fractional fees based on the amounts either drawn or undrawn. If the Revolving Loan Credit Agreement is terminated before maturity or the funding obligation is permanently reduced, there are termination fees which decline each anniversary until the third anniversary, at which time there is no termination fee. As of December 31, 2022 and December 31, 2021, the Company had borrowed $14.9 million and $14.7 million under the Revolving Loan Credit Agreement, respectively, which is included in “Debt – current” in the Company’s consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at December 31, 2022. Additionally, both agreements are secured by substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash payments for operating leases	$3,345	$3,390	$3,400
Right-of-use assets obtained in exchange for operating lease obligations	1,401	1,311	344

	Year Ended December 31,
	2022	2021
Weighted-average remaining lease term	6.5 years	7.4 years
Weighted-average discount rate	8.4%	8.7%

Future minimum non-cancelable payments under operating leases as of December 31, 2022, were as follows (in thousands):

Operating Leases
2023	$3,178
2024	3,341
2025	3,312
2026	3,030
2027	3,347
Thereafter	7,420
Total future lease payments	$23,628
Less imputed interest	6,194
Present value of lease liabilities	$17,434

During the years ended December 31, 2022, 2021 and 2020, the Company recorded operating lease expenses of $3.2 million, $3.2 million and $3.3 million, respectively. As of December 31, 2022, the Company had no leases that have not yet commenced.

Purchase Commitments

The Company is party to agreements with certain providers for certain components and equipment. Certain of these agreements require minimum purchase commitments from the Company. As of December 31, 2022, the Company had $34.3 million of short-term purchase commitments and $14.2 million of long-term purchase commitments, which are not recorded in the Company’s consolidated balance sheets.

Note 9. Stockholders’ Equity

Sales Agreements

On December 11, 2020, the Company entered into the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (each a “Sales Agent” and collectively, the “Sales Agents”), under which the Company may issue and sell from time to time up to $100.0 million of the Company’s common stock through or to the Sales Agents, as sales agent or principal. Under the Sales Agreement, each Sales Agent receives compensation based on an aggregate of 2% of the gross proceeds on the sale price per share of the Company’s common stock. The issuance and sale of these shares by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. During the year ended December 31, 2022, no shares of the Company’s common stock were sold under the Sales Agreement. At December 31, 2022, the Company had approximately $96.8 million of common stock available to be sold under the Sales Agreement.

Note 10. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. At December 31, 2022, the Company had 1.3 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12 million shares. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock granted under the Amended 2008 Plan are limited to 500,000 shares of common stock per calendar year. Performance-based cash awards granted under the Amended 2008 Plan are limited to $1.0 million per recipient per calendar year. At December 31, 2022, 1.4 million shares of performance-based stock awards were outstanding.

At December 31, 2022, the Company had approximately 38.6 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 15.8 million shares and 8.5 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 14.3 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2021	15,092	$5.02
Granted	1,682	5.62
Exercised	(778)	3.89
Forfeited/canceled	(240)	5.81
Balance at December 31, 2022	15,756	5.12

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2021	6,690	$5.90
Granted (1)	5,330	5.55
Vested (1)	(2,880)	5.66
Forfeited (1)	(643)	6.00
Balance at December 31, 2022	8,497	5.76
(1)
Includes shares issuable under performance-based restricted stock unit awards.

The total fair value of RSUs as of their respective vesting dates, for the years ended December 31, 2022, 2021 and 2020, were $15.0 million, $16.1 million and $6.8 million, respectively.

Information regarding the Company’s stock options outstanding, stock options vested and expected to vest, and stock options exercisable at December 31, 2022, was as follows (in thousands except weighted average exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances at December 31, 2022
Stock options outstanding	15,756	$5.12	4.85	$173
Stock options vested and expected to vest	15,655	5.12	4.82	173
Stock options exercisable	12,680	4.98	3.96	173

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the stock option and the Company’s closing stock price on the last trading day of each respective fiscal period.

The total intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020, was $1.1 million, $7.5 million and $7.9 million, respectively. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date.

Stock-based Compensation Expense

Stock-based compensation expense recognized on the Company’s consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$5,635	$4,950	$3,739
Selling, general and administrative	18,821	18,621	14,290
Total stock-based compensation expense	$24,456	$23,571	$18,029

Stock-based compensation expense in the above table does not reflect any income taxes as the Company has experienced a history of net losses since its inception and has a nearly full valuation allowance on its deferred tax assets. In addition, there was neither income tax benefits realized related to stock-based compensation expense nor any stock-based compensation costs capitalized as part of an asset during the years ended December 31, 2022, 2021 and 2020.

As of December 31, 2022, the Company expects to recognize the remaining unamortized stock-based compensation expense of $7.9 million related to non-vested stock options and $27.7 million related to RSUs, net of estimated forfeitures, over an estimated remaining weighted average period of 2.3 years and 1.8 years, respectively.

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

The weighted average assumptions used to value the Company’s stock-based awards for the years ended December 31, 2022, 2021 and 2020, was as follows:

	Year Ended December 31,
	2022	2021	2020
Stock Options:
Expected term (in years)	6.82	6.97	6.89
Estimated volatility	55%	55%	52%
Risk-free interest rate	1.89%	1.16%	0.94%
Expected dividend yield	0%	0%	0%
Employee Stock Purchase Plan Rights:
Expected term (in years)	0.74	0.74	0.72
Estimated volatility	56%	56%	53%
Risk-free interest rate	2.25%	0.07%	0.86%
Expected dividend yield	0%	0%	0%

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020, was $3.12 per share, $3.51 per share and $2.71 per share, respectively. The weighted average grant-date fair value of employee stock purchase rights during the years ended December 31, 2022, 2021 and 2020, was $1.63 per share, $2.21 per share and $1.71 per share, respectively.

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

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In June 2022, BARDA committed an additional $23 million raising the committed funding to up to $148.9 million as of December 31, 2022, and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $245.9 million through December 31, 2025. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The

Company could be responsible for up to $10 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

As of December 31, 2022 and December 31, 2021, $4.0 million and $4.7 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s consolidated balance sheets related to BARDA.

In September 2020, the Company entered into a five-year agreement with the U.S. Food and Drug Administration (“FDA”) for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total potential contract value is $11.1 million. As of December 31, 2022 and December 31, 2021, $0.2 million and $0.2 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s consolidated balance sheets related to FDA.

In September 2022, the Company entered into a two-year agreement with the U.S. Department of Defense Industrial Base Analysis and Sustainment program (“DoD”) for the development of pathogen reduced, lyophilized cryoprecipitate to treat bleeding due to trauma. The total potential contract value and transaction price is $9.1 million to which revenue is recognized on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs over the two-year performance period. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. The estimate of the Company’s measure of progress, which can include additional services, if any, and the estimate of any additional consideration for those additional services, if any, are included in the transaction price which is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis. As such, management applies a certain amount of judgment in estimating both the services and the corresponding timeline through to completion of the performance obligation, which are key inputs when using the cost-to-cost input method. Given that the estimate of the Company’s measure of progress is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis, a significant change in the remaining estimated costs to complete the services (including revisions to transaction price) could have a significant impact on revenues previously recognized under this arrangement (including reversal of previously recognized revenue) at each reporting date.

As of December 31, 2022, $0.5 million of billed amount was included in accounts receivable on the Company’s consolidated balance sheets, and $0.1 million of unbilled amount with milestone payment contingency was included in other current assets on the Company’s consolidated balance sheets related to DoD.

Note 13. Income Taxes

U.S and foreign components of consolidated loss before income taxes for the years ended December 31, 2022, 2021 and 2020, was as follows (in thousands):

	2022	2021	2020
Loss before income taxes:
U.S.	$(43,096)	$(54,757)	$(61,246)
Foreign	759	700	1,673
Loss before income taxes	$(42,337)	$(54,057)	$(59,573)

The provision for income taxes for the years ended December 31, 2022, 2021 and 2020, was as follows (in thousands):

	2022	2021	2020
Provision for income taxes:
Current:
Foreign	$520	$274	$274
Federal	—	—	—
State	5	—	—
Total current	525	274	274
Deferred:
Foreign		—	—
Federal	(18)	23	6
State	(19)	22	4
Total deferred	(37)	45	10
Provision for income taxes	$488	$319	$284

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to loss before taxes for the years ended December 31, 2022, 2021 and 2020, was as follows (in thousands):

	2022	2021	2020
Federal statutory tax	$(8,891)	$(11,352)	$(12,510)
Federal research credits	(1,874)	(2,159)	(1,630)
State research credits	(822)	(767)	(749)
Expiration of federal carryovers	4,858	4,651	9,200
Change in valuation allowance	6,379	10,482	6,738
Compensation related items	1,794	460	978
State taxes	(1,127)	(1,294)	(1,921)
Other	171	298	178
Provision for income taxes	$488	$319	$284

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities at December 31, 2022, 2021 and 2020, were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$136,632	$150,523
Research and development credit carryforwards	29,242	29,411
Capitalized research and development	27,916	8,406
Compensation related items	12,014	11,951
Operating leases	3,786	4,125
Other	9,056	8,218
Total deferred tax assets	218,646	212,634
Valuation allowance	(215,903)	(209,524)
Net deferred tax assets	$2,743	$3,110

Deferred tax liabilities:
Right-of-use assets	$2,610	$2,895
Other	194	313
Total deferred tax liabilities	$2,804	$3,208

The valuation allowance increased by $6.4 million for the year ended December 31, 2022, compared to the increase of $10.5 million and $6.7 million for the years ended December 31, 2021 and 2020, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception, the need for regulatory approval of the Company’s products prior to commercialization and expected near-term future losses. The Company expects to maintain a valuation allowance until circumstances change.

For the year ended December 31, 2022, the Company reported pretax net losses on its consolidated statement of operations and calculated taxable losses for both federal and state taxes. The difference between reported net loss and taxable loss are due to differences between book accounting and the respective tax laws.

The Company's tax losses and credits are subject to varying carryforward periods. The gross amounts and dates of expiration of the significant carryforwards are as follows:

		Expires	Expires	Expires	No
	Total	2023-2025	2026-2032	2033-2042	Expiration
Federal losses carryovers	$616,922	$69,647	$186,833	$169,673	$190,769
California loss carryovers	75,192		46,641	28,551
Other state loss carryovers	37,687	601	364	36,722
Federal research credits	18,036	3,758	1,483	12,795
California research credits	14,186				14,186
Federal foreign tax credits	610		610

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

The Company’s unrecognized tax benefits primarily relate to federal and California research tax credits. These tax credits have not been utilized on any tax return and currently have no impact on the Company’s tax expense due to the Company’s operating losses and the related valuation allowances. There are additional unrecognized tax benefits related to foreign activities.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	December 31,	December 31,
	2022	2021
Unrecognized tax benefits at beginning of period	$9,366	$10,110
Decreases related to expired carryforwards	(1,481)	(1,296)
Increases related to prior year tax positions	258	112
Increases related to current year tax positions	509	440
Unrecognized tax benefits at end of period	$8,652	$9,366

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. During the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefit may decrease by as much as $0.3 million due to settlements in foreign tax jurisdictions. However, this may change as the Company continues to have ongoing negotiations with foreign taxing authorities throughout the year.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the years ended December 31, 2022, 2021 and 2020 (in percentages):

	Year Ended December 31,
	2022	2021	2020
American Red Cross	35%	30%	20%
Établissement Français du Sang	12%	16%	21%

Revenues by geographical location were based on the location of the customer during the years ended December 31, 2022, 2021 and 2020, and was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Product revenue:
United States	$101,391	$67,498	$31,517
France	19,327	20,887	19,404
Other countries	41,330	42,474	40,999
Total product revenue	162,048	130,859	91,920
Government contract revenue:
United States	26,267	28,659	22,329
Total government contract revenue	26,267	28,659	22,329
Total revenue	$188,315	$159,518	$114,249

Long-lived assets by geographical location at December 31, 2022 and December 31, 2021, were as follows (in thousands):

	December 31,
	2022	2021
U.S. and territories	$10,705	$11,931
Europe & other	264	277
Total long-lived assets	$10,969	$12,208

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 1st day of March, 2023.

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

Signature	Title	Date

/s/ william m. greenman William M. Greenman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023

/s/ kevin d. green Kevin D. Green	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2023

/s/ daniel n. swisher, Jr. Daniel N. Swisher, Jr.	Director and Chair of the Board of Directors	March 1, 2023

/s/ eric h. bjerkholt Eric H. Bjerkholt	Director	March 1 2023

/s/ Ann Lucena Ann Lucena	Director	March 1, 2023

/s/ timothy l. moore Timothy L. Moore	Director	March 1, 2023

/s/ jami nachtsheim Jami Nachtsheim	Director	March 1, 2023

/s/ gail schulze Gail Schulze	Director	March 1, 2023

/s/ hua shan, md, ph.d.	Director	March 1, 2023
Hua Shan, MD, Ph.D.

/s/ frank witney, Ph.d. Frank Witney, Ph.D.	Director	March 1, 2023