Form 10-Q
period 2023-03-31
CERUS CORP
filed 2023-05-04
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 21, 2023, there were 180,552,190 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,604	$35,585
Short-term investments	67,076	66,569
Accounts receivable	25,242	34,426
Current inventories	36,614	29,003
Prepaid and other current assets	5,680	4,561
Total current assets	162,216	170,144
Non-current assets:
Property and equipment, net	10,831	10,969
Operating lease right-of-use assets	12,313	12,512
Goodwill	1,316	1,316
Restricted cash	1,785	1,773
Other assets	20,875	21,378
Total assets	$209,336	$218,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,436	$33,002
Accrued liabilities	19,287	25,203
Debt – current	18,000	56,159
Operating lease liabilities – current	2,157	2,105
Deferred product revenue	1,693	589
Total current liabilities	77,573	117,058
Non-current liabilities:
Debt – non-current	54,827	13,644
Operating lease liabilities – non-current	14,960	15,329
Other non-current liabilities	2,414	3,499
Total liabilities	149,774	149,530
Commitments and contingencies
Stockholders' equity:
Common stock	180	177
Additional paid-in capital	1,083,433	1,077,341
Accumulated other comprehensive loss	(2,241)	(2,787)
Accumulated deficit	(1,022,740)	(1,007,121)
Total Cerus Corporation stockholders' equity	58,632	67,610
Noncontrolling interest	930	952
Total liabilities and stockholders' equity	$209,336	$218,092

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Product revenue	$30,974	$37,444
Cost of product revenue	13,687	18,076
Gross profit on product revenue	17,287	19,368
Government contract revenue	7,502	5,576
Operating expenses:
Research and development	17,384	14,057
Selling, general and administrative	21,551	20,735
Total operating expenses	38,935	34,792
Loss from operations	(14,146)	(9,848)
Non-operating expense, net:
Foreign exchange loss	(193)	(198)
Interest expense	(1,612)	(1,380)
Other income (expense), net	387	(782)
Total non-operating expense, net	(1,418)	(2,360)
Loss before income taxes	(15,564)	(12,208)
Provision for income taxes	77	76
Net loss	(15,641)	(12,284)
Net loss attributable to noncontrolling interest	(22)	—
Net loss attributable to Cerus Corporation	$(15,619)	$(12,284)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.09)	$(0.07)
Weighted average shares outstanding:
Basic and diluted	178,273	174,478

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(15,641)	$(12,284)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale investments, net of taxes	546	(1,486)
Comprehensive loss	(15,095)	(13,770)
Comprehensive loss attributable to noncontrolling interest	(22)	—
Total comprehensive loss attributable to Cerus Corporation	$(15,073)	$(13,770)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2022	177,582	$177	$1,077,341	$(2,787)	$(1,007,121)	$952	$68,562
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	2,890	3	423	—	—	—	426
Stock-based compensation	—	—	5,669	—	—	—	5,669
Other comprehensive income	—	—	—	546	—	—	546
Net loss	—	—	—	—	(15,619)	(22)	(15,641)
Balances as of March 31, 2023	180,472	$180	$1,083,433	$(2,241)	$(1,022,740)	$930	$59,562

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2021	173,670	$174	$1,048,936	$(149)	$(964,342)	$998	$85,617
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	3,134	3	2,135	—	—	—	2,138
Stock-based compensation	—	—	6,426	—	—	—	6,426
Other comprehensive loss	—	—	—	(1,486)	—	—	(1,486)
Net loss	—	—	—	—	(12,284)	—	(12,284)
Balances as of March 31, 2022	176,804	$177	$1,057,497	$(1,635)	$(976,626)	$998	$80,411

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
	2023	2022
Operating activities
Net loss	$(15,641)	$(12,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	635	865
Stock-based compensation	5,669	6,426
Non-cash operating lease cost	471	396
Changes in valuation of warrant investment	—	281
Net gain on sale of available-for-sale securities	3	26
Unrealized gain on investments	(53)	(820)
Impairment of long-lived assets	—	542
Non-cash interest expense	118	166
Foreign currency remeasurement (gain) loss	(767)	287
Changes in operating assets and liabilities:
Accounts receivable	9,157	(564)
Inventories	(5,996)	(834)
Prepaid and other assets	(1,435)	(4,111)
Accounts payable	4,831	(4,121)
Accrued liabilities and other non-current liabilities	(6,596)	(8,296)
Deferred product revenue	1,104	585
Net cash used in operating activities	(8,500)	(21,456)
Investing activities
Capital expenditures	(1,524)	(113)
Purchases of investments	(562)	(642)
Proceeds from maturities and sale of investments	440	9,377
Net cash (used in) provided by investing activities	(1,646)	8,622
Financing activities
Net proceeds from equity incentives	492	2,135
Net costs from public offerings	(72)	—
Net proceeds on revolving line of credit	3,091	314
Repayment of loans	(1,450)	—
Net cash provided by financing activities	2,061	2,449
Effect of exchange rates on cash, cash equivalents, and restricted cash	116	(284)
Net decrease in cash, cash equivalents, and restricted cash	(7,969)	(10,669)
Cash, cash equivalents, and restricted cash, beginning of period	37,358	51,044
Cash, cash equivalents, and restricted cash, end of period	$29,389	$40,375

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation, its subsidiary, and its variable interest entity in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance, after elimination of all intercompany accounts and transactions (together with Cerus Corporation, hereinafter “Cerus” or the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any future periods.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022, which were included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on March 1, 2023. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements as of that date.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three months ended March 31, 2023 and 2022, was as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Product revenue:
North America	$16,618	$22,198
Europe, Middle East and Africa	14,028	14,802
Other	328	444
Total product revenue	$30,974	$37,444

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally require payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration is estimated to be unconditional. As of March 31, 2023 and December 31, 2022, the Company had $0.8 million and $0.1 million, respectively, of contract assets included in “Prepaid and other current assets” on the Company’s condensed consolidated balance sheets.

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of March 31, 2023 and December 31, 2022, $2.1 million and $1.9 million, respectively, were included in “Other assets” on the Company’s condensed consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of March 31, 2023 and December 31, 2022, $2.2 million and $1.9 million, respectively, were included in “Other non-current liabilities” on the Company's condensed consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income (expense), net”, on the Company’s condensed consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of March 31, 2023 and December 31, 2022, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of March 31, 2023 and December 31, 2022, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At March 31, 2023, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers and two customers that accounted for more than 10% of the Company’s outstanding accounts receivable at March 31, 2023 and December 31, 2022, respectively. These customers cumulatively represented approximately 68% and 49% of the Company’s outstanding trade receivables at March 31, 2023 and December 31, 2022, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2023 and December 31, 2022, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain components for the illuminators. Platelet and plasma systems’ disposable kits generally expire no later than 24 months from the date of manufacture. Illuminators and individual components do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Other assets” in the condensed consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At March 31, 2023 and December 31, 2022, the Company had $1.1 million and $0.7 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

Operating expenses for the JV were $0.1 million during the three months ended March 31, 2023, and were de minimis during the three months ended March 31, 2022.

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns filed for years 2002 through 2021, and California tax returns filed for years through 2021, remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a valuation allowance on substantially all of its net deferred tax assets.

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three months ended March 31, 2023 and 2022, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2023 and 2022 (shares in thousands):

	Three Months Ended
	March 31,
	2023	2022
Weighted average number of anti-dilutive potential shares:
Stock options	15,448	15,377
Restricted stock units	9,252	7,670
Employee stock purchase plan rights	72	40
Total	24,772	23,087

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at March 31, 2023 and December 31, 2022.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at March 31, 2023 (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$7,845	$—	$—	$—	$7,845
United States government agency securities	27,222	69	(623)	—	26,668
Corporate debt securities	38,492	4	(1,443)	—	37,053
Mortgage-backed securities	3,603	11	(259)	—	3,355
Total available-for-sale securities	$77,162	$84	$(2,325)	$—	$74,921

The following is a summary of available-for-sale securities at December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$14,472	$—	$—	$—	$14,472
United States government agency securities	27,200	41	(818)	—	26,423
Corporate debt securities	38,496	2	(1,703)	—	36,795
Mortgage-backed securities	3,660	7	(316)	—	3,351
Total available-for-sale securities	$83,828	$50	$(2,837)	$—	$81,041

Available-for-sale securities at March 31, 2023 and December 31, 2022, consisted of the following by contractual maturity (in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$23,954	$23,573	$28,284	$27,907
Greater than one year and less than five years	53,208	51,348	55,544	53,134
Total available-for-sale securities	$77,162	$74,921	$83,828	$81,041

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$11,183	$(233)	$26,804	$(1,210)	$37,987	$(1,443)
United States government agency securities	8,107	(98)	12,732	(525)	20,839	(623)
Mortgage-backed securities	1,557	(52)	1,585	(207)	3,142	(259)
Total	$20,847	$(383)	$41,121	$(1,942)	$61,968	$(2,325)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$16,500	$(544)	$20,050	$(1,159)	$36,550	$(1,703)
United States government agency securities	9,869	(234)	11,362	(584)	21,231	(818)
Mortgage-backed securities	1,725	(98)	1,416	(218)	3,141	(316)
Total	$28,094	$(876)	$32,828	$(1,961)	$60,922	$(2,837)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three months ended March 31, 2023 and 2022, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The Company did not record any gross realized gains from the sale or maturity of available-for-sale investments during both the three months ended March 31, 2023 and 2022. The Company did not record any gross realized losses from the sale or maturity of available-for-sale investments during both the three months ended March 31, 2023 and 2022.

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

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at March 31, 2023 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$7,845	$7,845	$—	$—
United States government agency securities	Short-term investments	26,668	—	26,668	—
Corporate debt securities	Short-term investments	37,053	—	37,053	—
Mortgage-backed securities	Short-term investments	3,355	—	3,355	—
Total short-term investments		$74,921	$7,845	$67,076	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2022 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$14,472	$14,472	$—	$—
United States government agency securities	Short-term investments	26,423	—	26,423	—
Corporate debt securities	Short-term investments	36,795	—	36,795	—
Mortgage-backed securities	Short-term investments	3,351	—	3,351	—
Total short-term investments		$81,041	$14,472	$66,569	$—

The Company did not have any transfers among fair value measurement levels during the three months ended March 31, 2023 and 2022.

The following table provides a summary of the total gain recognized in the Company’s condensed consolidated statements of operations due to changes in the fair value of the warrant (in thousands):

	Three Months Ended
	2023	2022
Gain from changes in the fair value of level 3 investments	$—	$280

Note 3. Inventories

Inventories at March 31, 2023 and December 31, 2022, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$11,171	$12,051
Work-in-process	16,300	16,078
Finished goods	23,022	16,368
Total inventories	50,493	44,497
Less: non-current inventories	13,879	15,494
Total current inventories	$36,614	$29,003

Non-current inventories, which primarily consists of raw materials and work-in-process, is included in “Other assets” in the condensed consolidated balance sheets.

Note 4. Accrued Liabilities

Accrued liabilities at March 31, 2023 and December 31, 2022, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation and related costs	$11,825	$17,577
Accrued professional services	3,142	2,581
Other accrued expenses	4,320	5,045
Total accrued liabilities	$19,287	$25,203

Note 5. Debt

Debt at March 31, 2023, consisted of the following (in thousands):

	Principal	Unamortized Discount	Total
Term Loan Credit Agreement	$55,000	$(173)	$54,827
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$55,000	$(173)	$54,827

Debt at December 31, 2022, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan Credit Agreement	$55,000	$(106)	$54,894
Less: current portion of term loan	(41,250)	—	(41,250)
Non-current portion of term loan	$13,750	$(106)	$13,644

Principal, interest and fee payments on Term Loan Credit Agreement at March 31, 2023, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2023	$—	$4,347	$4,347
2024	—	6,520	6,520
2025	—	6,502	6,502
2026	20,625	5,687	26,312
2027	27,500	2,572	30,072
2028	6,875	1,237	8,112
Total	$55,000	$26,865	$81,865

Loan Agreements

On March 29, 2019, the Company entered into a Credit, Security and Guaranty Agreement (Term Loan) (the “Prior Term Loan Credit Agreement”) with MidCap Financial Trust (“MidCap”) to borrow up to $70 million in three tranches (collectively “Prior Term Loan”), with a maturity date of March 1, 2024. The first advance of $40.0 million (“Tranche 1”) was drawn by the Company on March 29, 2019, with the proceeds used in part to repay in full the outstanding term loans and fees under a prior loan agreement. The second advance of $15.0 million (“Tranche 2”) was drawn by the Company on March 29, 2021. The third advance of $15.0 million (“Tranche 3”) expired on December 31, 2021. The borrowings under the Prior Term Loan bear interest at the sum of a fixed percentage spread and the greater of (i) 1.80% or (ii) one month SOFR plus 0.1%.

On March 31, 2023, the Company entered into an Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) which amended and restated the Prior Term Loan Credit Agreement. The Term Loan Credit Agreement provides a secured term loan facility in an aggregate principal amount of up to $75.0 million. The Company borrowed the first advance of $40.0 million (“Tranche 1”) and the second advance of $15.0 million (“Tranche 2”) on the closing date to refinance the term loans under the Prior Term Loan Credit Agreement. Under the terms of the Term Loan Credit Agreement, (i) the third advance of $10.0 million (“Tranche 3”) will be available to the Company through July 1, 2024, subject to the Company’s satisfaction of certain conditions described in the Term Loan Credit Agreement, and (ii) the fourth advance of $10.0 million (“Tranche 4”), will be available to the Company from July 1, 2024 through July 1, 2025, subject to the Company’s satisfaction of certain other conditions described in the Term Loan Credit Agreement.

Tranche 1 and Tranche 2 and, if borrowed, Tranche 3 and Tranche 4, each bear interest at a floating rate equal to the sum of the Term SOFR rate (subject to a floor of 1.00%) plus 6.50%. The proceeds from Tranche 3 and Tranche 4 are expected to be used for working capital and general corporate purposes. Interest on each term loan advance is due and payable monthly in arrears. Interest only payments are due for the first 36 months, and the remaining payments are due over the remaining 24 months. The interest only payment period can be extended for 12 months upon achievement of a specified trailing twelve month net revenue target. The interest rate for March 31, 2023 is approximately 11.3%.

Prepayments of the term loans under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year until the fourth anniversary of the Term Loan Credit Agreement, at which time there is no early termination fee. The Company also must pay an annual administrative fee equal to a fractional percentage of the amount outstanding pursuant to the Term Loan Credit Agreement, and upon the final payment must also pay an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement (the “Exit Fee”). The Company is required to pay a pro rata portion of the Exit Fee in connection with any prepayment. The Company uses the effective interest method to recognize the Exit Fee over the term of the debt.

The Company also maintained a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Prior Revolving Loan Credit Agreement”) with MidCap. The borrowing limit under the Revolving Loan Credit Agreement was $15.0 million. The amount borrowed under the Prior Revolving Loan Credit Agreement could be increased, upon request by the Company, by up to an additional $5.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Prior Revolving Loan Credit Agreement has a maturity date of March 1, 2024.

On March 31, 2023, the Company entered into Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) which amended and restated the Prior Revolving Loan Credit Agreement. The Revolving Loan Credit Agreement provides a secured revolving credit facility in an initial aggregate principal amount of up to $20.0 million. The Company may request an increase in the total commitments under the Revolving Loan Credit Agreement by up to an additional $15.0 million, subject to agent and lender approval and the satisfaction of certain conditions.

Loans under the Revolving Loan Credit Agreement accrue interest at a floating rate equal to the Term SOFR rate (subject to a floor of 1.00%) plus 3.75%. Accrued interest on the revolving loans will be paid monthly and revolving loans may be borrowed, repaid and re-borrowed until March 1, 2028, when all outstanding amounts must be repaid. Termination or permanent reductions of the revolving loan commitment under the Revolving Loan Credit Agreement will be subject to termination fees which decline each year until the fourth anniversary of the Revolving Loan Credit Agreement, at which time there is no early termination fee.

In connection with the Revolving Loan Credit Agreement, the Company is required to pay customary fees, including an origination fee equal to a fractional percentage of the original commitment amount at closing (and an equivalent origination fee with respect to any increased commitments at the time of the applicable increase), a monthly unused line fee based upon the average daily unused allowable borrowing base of the revolving credit facility and a monthly collateral management fee based upon the average daily used portion of the revolving credit facility. The Company is also required to maintain a minimum drawn balance under the revolving line or pay interest on the minimum drawn balance.

As of March 31, 2023 and December 31, 2022, the Company had borrowed $18.0 million and $14.9 million under the Revolving Loan Credit Agreement and the Prior Revolving Loan Credit Agreement, respectively, which is included in “Debt – current” in the Company's condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at March 31, 2023. Additionally, the Company’s obligations under both agreements are secured by a security interest in substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash payments for operating leases	$934	$910
Right-of-use assets obtained in exchange for operating lease obligations	245	1,315

	Three Months Ended
	March 31,
	2023	2022
Weighted-average remaining lease term	6.3 years	7.1 years
Weighted-average discount rate	8.5%	8.3%

Future minimum non-cancelable payments under operating leases as of March 31, 2023, were as follows (in thousands):

Operating Leases
2023	$2,572
2024	3,360
2025	3,020
2026	3,046
2027	3,352
Thereafter	7,419
Total future lease payments	$22,769
Less imputed interest	5,652
Present value of lease liabilities	$17,117

The operating lease expense for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating lease expense	$773	$848

As of March 31, 2023, the Company had no leases that have not yet commenced.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of March 31, 2023, the Company had $39.8 million of short-term purchase commitments and $7.0 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

Note 7. Stockholders’ Equity

Sales Agreement

On December 11, 2020, the Company entered into the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated (each a “Sales Agent” and collectively, the “Sales Agents”), under which the Company was able to issue and sell from time to time up to $100.0 million of the Company’s common stock through or to the Sales Agents, as sales agent or principal.

On March 1, 2023, the Company entered into Amendment No.1 to the Sales Agreement (the “Amended Sales Agreement”). Under the Amended Sales Agreement, the Company may continue to issue and sell from time to time up to $96.8 million of the Company’s common stock through or to the Sales Agents, as sales agent or principal. Under the Amended Sales Agreement, each Sales Agent receives compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of the Company’s common stock. The issuance and sale of these shares by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended.

During the three months ended March 31, 2023, no shares of the Company’s common stock were sold under the Sales Agreement or the Amended Sales Agreement. At March 31, 2023, the Company had approximately $96.8 million of common stock available to be sold under the Amended Sales Agreement.

Note 8. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan, eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. At March 31, 2023, the Company had 1.1 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12 million shares. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock granted under the Amended 2008 Plan are limited to 500,000 shares of common stock per calendar year. Performance-based cash awards granted under the Amended 2008 Plan are limited to $1.0 million per recipient per calendar year. At March 31, 2023, 1.4 million shares of performance-based stock awards were outstanding.

At March 31, 2023, the Company had approximately 33.9 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 14.9 million shares and 11.0 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 8.0 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2022	15,756	$5.12
Granted	—	—
Exercised	—	—
Forfeited/canceled	(858)	3.69
Balance at March 31, 2023	14,898	5.21

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	8,497	$5.76
Granted (1)	5,409	2.66
Vested (1)	(2,688)	5.77
Forfeited (1)	(245)	5.32
Balance at March 31, 2023	10,973	4.24

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

Note 9. Income Taxes

The Company recorded income tax expense of $0.1 million for both the three months ended March 31, 2023 and 2022, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary.

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

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In March 2023, BARDA committed an additional $33 million raising the committed funding to up to $181.9 million as of March 31, 2023, and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $278.9 million through September 2026. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for up to $10 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time.

As of March 31, 2023 and December 31, 2022, $4.8 million and $4.0 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

In September 2020, the Company entered into a five-year agreement with the U.S. Food and Drug Administration (“FDA”) for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total potential contract value is $11.1 million. As of March 31, 2023 and December 31, 2022, $0.1 million and $0.2 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to FDA.

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

As of March 31, 2023, $0.4 million of billed amount was included in accounts receivable on the Company’s condensed consolidated balance sheets, and $0.8 million of unbilled amount was included in other current assets on the Company’s condensed consolidated balance sheets related to DoD.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
American Red Cross	32%	35%
Établissement Français du Sang	15%	13%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three months ended March 31, 2023, are not necessarily indicative of results that may occur in future periods.

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
•
our ability to successfully complete the development of, receive regulatory approvals for and commercialize the red blood cell system as well as our ability to successfully commercialize INTERCEPT Fibrinogen Complex, or IFC, pathogen reduced cryoprecipitate-poor plasma or other plasma-derived biological products using the INTERCEPT Blood System;
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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “may,” “should,” “could,” “would,” “project,” “predict,” “potential,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on our business, results of operations and financial condition. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the rate of customer adoption in the U.S. and our ability to achieve market acceptance of our products in the U.S. and international markets, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities or Notified Bodies to grant marketing approvals or receive CE Certificates of Conformity for our products or for product extensions or additional claims for our products, our ability to obtain reimbursement approval for our products, changes in regulatory approval or certification requirements for our products, our ability to complete the development and testing of additional configurations or redesigns of our products, our need for additional financing and our ability to access funding under our agreement with BARDA, the impacts of regulation of our products by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius Kabi AG and other third parties to manufacture and supply certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete our red blood cell system’s commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002 and other factors discussed below and under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part II, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q completely. Our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise any forward-looking statements to reflect new information or future events, even if new information becomes available in the future. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System. Our INTERCEPT Blood System is intended for use with blood components and certain of their derivatives: plasma, platelets, red blood cells and to produce INTERCEPT Fibrinogen Complex, or IFC, and pathogen reduced plasma, cryoprecipitate reduced. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received a broad range of regulatory approvals and certifications, including but not limited to U.S. Food and Drug Administration, or FDA, approval in the U.S., and CE Certificates of Conformity for our Class III products delivered in accordance with the Medical Device Directive, or MDD, permitting us to affix the CE Mark to these products and place them on the market in the European Union, or the EU, in accordance with the transitional provisions of the new European Union Medical Device Regulation, or MDR, and approvals or certifications in other jurisdictions that recognize the CE Mark, and are being marketed and sold in a number of countries around the world, including the U.S., certain countries in Europe, the Commonwealth of Independent States, or CIS, the Middle East, and Latin America and selected countries in other regions of the world. Additionally, we have received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. The INTERCEPT Blood System for Cryoprecipitation uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. In addition, the INTERCEPT Blood System for Cryoprecipitation is used to produce pathogen reduced plasma, cryoprecipitate reduced. We currently sell the platelet and plasma systems using our direct sales force and through distributors and we sell IFC or disposable kits to manufacture IFC in the U.S. using our direct sales force.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system in December 2018 under the MDD, and in June 2021, we completed the resubmission of our application under the MDR. However, we do not know when, if ever, we will receive certification. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q for additional information with respect timing of the ultimate decision on our CE

Certificate of Conformity application. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. Also in 2017, we received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. Due to the COVID-19 pandemic, many of the hospital sites conducting our RedeS and ReCePI studies suspended enrollment to focus on their response to the pandemic. In addition, we will need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. We must demonstrate to the FDA an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice and ISO standards for the manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system from the FDA.

In June 2022, we extended portions of our agreement with Biomedical Advanced Research and Development Authority, or BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, through December 2025. In March 2023, we extended portions of our BARDA agreement until September 2026. The agreement provides funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of emerging pathogens. The RedeS and ReCePI and other studies are being funded as part of our agreement with BARDA. Under the contract, BARDA reimburses us for allowable direct contract costs, as such costs are incurred, and for allowable indirect costs. See the discussion under “Government contracts” below for more information. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment for the RedeS and ReCePI studies, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

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

We have borrowed and, in the future, may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, as described below, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of economic conditions, general global economic uncertainty, political change, and other factors including recent U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which in turn has negatively impacted equity values, including the value of our common stock. Furthermore, we expect that the costs of our business may increase as labor rates and prices rise in the current inflationary environment, transportation costs increase, and global supply chain constraints impact availability of our products. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval or certification in the EU, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time our existing operations provide sufficient cash flow to conduct these trials.

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

This agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of March 31, 2023, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $181.9 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $278.9 million through September 2026. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. If certain additional Option Periods are exercised by BARDA, we will be responsible for up to $10 million of co-investment. See Note 10, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with BARDA.

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

Equity Agreements

See Note 7, Stockholders’ Equity, in Part I of this Quarterly Report on Form 10-Q for further information regarding the Amended Sales Agreement.

Debt Agreement

See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

COVID-19

The COVID-19 pandemic affected and we expect it to continue to affect economies and business around the world. At times, various governmental authorities and private enterprises mplemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and non-essential business shutdowns, which led to severe disruptions to the global and U.S. economies that may continue for a prolonged duration and, together with other recent macroeconomic developments, has triggered a recession or a period of economic slowdown. We do not yet know the full extent of potential impacts on our product revenues, business operations, clinical trials, or overall financial projections. Should our employees, notably laboratory-based personnel, experience a surge in infections, our ability to complete research and development activities may be impaired. As such, certain studies and trials may be delayed for an extended period of time. Furthermore, key deployment and technical service personnel, if infected, will not be able to support customers timely or effectively which could negatively impact our ability to support customers looking to begin INTERCEPT use or those experiencing any operational difficulties. The extent and duration of the pandemic is highly uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, which could also impact trends and expectations as described in more detail below.

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Three months ended March 31, 2023 and 2022

Revenue

	Three Months Ended
	March 31,
(in thousands, except percentages)	2023	2022	Change
Product revenue	$30,974	$37,444	$(6,470)	(17%)
Government contract revenue	7,502	5,576	1,926	35%
Total revenue	$38,476	$43,020	$(4,544)	(11%)

Product revenue decreased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to year-over-year sales volume decrease of disposable platelet system kit sales to U.S. customers, and a weakened Euro compared to the U.S. dollar during the three months ended March 31, 2023, compared to the same period of last year. We expect product revenue for INTERCEPT disposable kits to increase in future periods driven by growth in our platelet business due in part to increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway. We understand our customers have experienced overall supply chain challenges which may necessitate carrying lower inventory levels, which in turn, may impact our operations. We expect to see product revenue growth in future periods. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

Government contract revenue increased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to the $1.2 million of revenue from DoD contract, which we did not have in the same period last year, and also the $0.7 million increase of revenue from BARDA. Given the ongoing effects that the COVID-19 pandemic has on our BARDA funded activities, we do not anticipate that government contracts revenue will materially change from historical long-term trends.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2023	2022	Change
Cost of product revenue	$13,687	$18,076	$(4,389)	(24%)

Cost of product revenue decreased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The year-over-year decrease in the cost of product revenue was primarily due to the volume of product sold driven largely by a year-over-year decrease in platelet kit sales to U.S. customers, and offset by the benefit of a strengthening of the U.S. dollar relative to our Euro denominated manufacturing and supply costs.

Our gross margin on product sales was 56% during the three months ended March 31, 2023, compared to 52% during the three months ended March 31, 2022. Margins were impacted by the mix of geographies into which products were sold, with the U.S. kit sales growing over sales in other regions and, to a lesser extent product mix, with platelet kit sales representing a larger proportion of overall sales during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Changes in our gross margin on product sales are affected by various factors, including prices of products sold, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, the mix of product sold, and the mix of customers to which products are sold. Furthermore, we may experience cost pressure due to the inflationary environment, increased transportation costs and an adverse impact on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, including those related to the COVID-19 pandemic, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Further, until we are able to generate data satisfactory to the FDA regarding the stability of the disposable kits for the platelet system using a component manufactured with a new solvent, the shelf life for our platelet kits will be limited to six months in the U.S., straining our supply chain and distribution to customers to supply product with sufficient remaining available shelf life. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2023	2022	Change
Research and development	$17,384	$14,057	$3,327	24%

Research and development expenses increased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to the development on our next generation illuminator and increased clinical research activities.

We expect to incur additional research and development costs associated with inflationary pressures on labor and study costs, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., completing activities in support of our completed application for a CE Certificate of Conformity for our red blood cell system in the EU, new product development and product enhancements, including potential new label claims, design efforts on our illuminator, and costs associated with performing the activities under our government contracts. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of macroeconomic developments, including the ongoing conflict between Ukraine and Russia, the uncertainty of future preclinical studies and clinical trial results and the uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock-based compensation, expenses for our commercialization efforts in a number of countries around the world including those in U.S., Europe, the CIS and the Middle East, Asia, and Latin America, and expenses for accounting, tax, internal control, legal, facility and infrastructure related expenses, and insurance premiums. We expect to incur additional selling, general and administrative costs associated with inflationary pressures on labor and vendor costs, as well as with increased legal expenses.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2023	2022	Change
Selling, general and administrative	$21,551	$20,735	$816	4%

Selling, general and administrative expenses increased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by costs associated with increased hiring, legal, commercialization efforts, and non-cash stock-based compensation.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	March 31,
(in thousands, except percentages)	2023	2022	Change
Foreign exchange loss	$(193)	$(198)	$5	(3%)
Interest expense	(1,612)	(1,380)	(232)	17%
Other income (expense), net	387	(782)	1,169	(149%)
Total non-operating expense, net	$(1,418)	$(2,360)	$942	(40%)

Foreign Exchange Loss

The foreign exchange losses remained flat during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Interest Expense

Interest expense increased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to the increase of interest rates of our Prior Term Loan. Should interest rates continue to increase, the rates that we are obligated to pay under our credit agreements would likely increase, potentially leading to higher interest expense.

Other Income (Expense), net

Other income (expenses), net decreased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by the impairment of our holdings of certain preferred stock and warrants during the year ended December 31, 2022.

Provision for Income Taxes

	Three Months Ended
	March 31,
(in thousands, except percentages)	2023	2022	Change
Provision for income taxes	$77	$76	$1	1%

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of March 31, 2023 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2023.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of March 31, 2023 and December 31, 2022, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$27,604	$35,585
Short-term investments	67,076	66,569
Restricted cash	1,785	1,773
Total	$96,465	$103,927

Cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of March 31, 2023 and December 31, 2022, we had the following indebtedness (in thousands):

	March 31, 2023	December 31, 2022
Debt – current	$18,000	$56,159
Debt – non-current	54,827	13,644
Total	$72,827	$69,803

Operating Activities

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(8,500)	$(21,456)

The decrease in net cash used in operating activities was primarily related to the timing of cash collections and payments, offset by continued inventory related purchases, during the three months ended March 31, 2023, compared to the same period in 2022. We expect to continue to make investments in inventory ahead of our future forecasted demand and to ensure component availability and mitigate obsolescence, if any.

Investing Activities

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net cash (used in) provided by investing activities	$(1,646)	$8,622

The change period over period was primarily the result of lower proceeds from the maturity and sale of our investments to support operations during the three months ended March 31, 2023, compared to the same period in 2022.

Financing Activities

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net cash provided by financing activities	$2,061	$2,449

The decrease in net cash provided by financing activities for the three months ended March 31, 2023, was primarily due to the decreased proceeds from equity incentives, partially offset by the proceeds received from the Revolving Loan Credit Agreement, during three months ended March 31, 2023, compared to the same period in 2022.

Working Capital

(in thousands)	March 31, 2023	December 31, 2022
Working capital	$84,643	$53,086

Working capital increased as of March 31, 2023, compared to December 31, 2022, primarily due to the reclassification of $41.5 million of short-term debt to long-term due to our amended Term Loan Credit Agreement. This was partially offset by continued overall use of cash in operations to support costs associated with product enhancements, costs associated with increasing inventory levels, including securing a reliable supply of components, capital investments with suppliers, initiatives for expanded platelet label claims, design efforts on our next generation illuminator, and investments associated with the commercial launch of IFC.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit facility prior to April 1, 2026, the principal amounts outstanding under our term debt facility will begin amortizing and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital beyond the next 12 months. See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our amended Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

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

In March 2023, we entered into an amendment to our Sales Agreement under which we may issue and sell up to $96.8 million of our common stock through or to Cantor Fitzgerald & Co. or Stifel, Nicolaus & Company, Incorporated, as sales agent or principal. During the period ended March 31, 2023, we did not sell shares of our common stock under the Amended Sales Agreement.

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

As a result of economic conditions, general global economic uncertainty, political change, global pandemics, natural disasters, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. Specifically, the general economic environment has led to wide-spread inflation, disrupting global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or prolonged market correction could materially affect our business and the value of our common stock.

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

We did not have any off-balance sheet arrangements as of March 31, 2023.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three months ended March 31, 2023 and 2022, respectively. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2023, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended March 31, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other risks described herein, our ability to successfully commercialize the INTERCEPT Blood System for platelets, plasma and cryoprecipitation in the U.S. is subject to a number of risks and uncertainties, including those related to:

•
the impact of macroeconomic developments, such as general political, health and economic conditions, including the Ukraine-Russia conflict, economic slowdowns, recessions, inflation, bank failures, rising interest rates and tightening of credit markets on our business;
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
•
ability to contract with, maintain and add additional blood center manufacturers for the production of IFC and for the contracted blood center manufacturing partners to produce IFC at sufficient quantities and at acceptable quality levels;
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

The INTERCEPT Blood System may not achieve or be able to sustain broad market adoption.

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
•
our process requires changes in blood center collection processes or clinical regimens to address platelet loss; or
•
our products may never receive approval for storage of platelets for up to seven days post collection.

Additionally, existing customers may not believe they can justify any perceived operational change or inefficiency either generally or in conjunction with a blood component availability shortage. This concern may be exacerbated during any blood shortage crisis. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT-treated platelets. Although certain other studies demonstrate that INTERCEPT-treated platelets retain therapeutic function comparable to conventional platelets, prospective customers may choose not to adopt our platelet system due to considerations relating to corrected count increment or other factors.

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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. We have recently learned of instances where, following treatment with INTERCEPT, mishandling of the treated blood components has introduced environmental bacterium. We must help our blood center customers to remain vigilant or increase their vigilance in adopting best practices regarding blood component handling. Failure to adequately address this risk may call into question the efficacy of using pathogen reduction.

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

In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other parts of the EU and other third countries where we rely on CE Certificates of Conformity and the CE Mark, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our products. The review period for a new MAA can be 12 months or longer following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. We have invested in substantial commercial resources in Germany. Without approvals of MAA applications obtained by potential

German customers, or willingness of insurers to submit for the approved incremental reimbursement for pathogen-reduced platelets, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our business, results of operations and financial condition and we may never realize a return on the investments we have made building out our commercial team in Germany. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. Similar to the U.S., German blood centers will need to successfully market and sell to their hospital customers and understand and assist with the steps that are needed at the hospital level in Germany to administer pathogen-reduced platelets.

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

In addition, until we are successful in selling INTERCEPT Blood System for Cryoprecipitation kits to blood centers or affiliate organizations or hospitals with in-house blood centers, our ability to directly commercialize finished IFC throughout the U.S. is dependent on the approval of manufacturing site BLAs by the FDA or the addition of an increased number of IFC manufacturing collaborations. While certain sites have received their BLAs, we cannot be sure that all of the sites will receive such authorizations in a timely manner, if at all. In addition, in order to market and sell finished IFC to hospital customers throughout the U.S., we may need to identify and validate additional manufacturing partners or sell INTERCEPT Blood System for Cryoprecipitation kits to blood centers or affiliate organizations or hospitals with in-house blood centers. We cannot guarantee that we will be able to successfully negotiate additional agreements with manufacturing partners on terms that are acceptable to us. IFC is a product derived from our INTERCEPT Blood System for plasma. As such, any supply disruptions or failures that could impact our plasma system will have a direct negative impact on the production of IFC. Such supply disruptions could negatively impact our ability to fulfill customer orders, which will have an adverse effect on our business reputation and the successful introduction and adoption of our new products. Further, unless or until we negotiate committed volume purchase agreements with our customers, we can provide no assurance that sales of IFC product will occur in a consistent or predictable manner.

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

We are exposed to potential liability risks inherent in the testing and marketing of medical devices and biologic products. We may be liable if any of our products cause injury, illness or death. Although we complete preclinical and clinical safety testing prior to marketing our products, there may be harmful effects caused by our products that we are unable to identify in preclinical or clinical testing. In particular, unforeseen, rare reactions or adverse side effects related to long-term use of our products may not be observed until the products are in widespread commercial use. Because of the limited duration and number of patients receiving blood components treated with the INTERCEPT Blood System products in clinical trials, it is possible that harmful effects of our products not observed in preclinical and clinical testing could be discovered after a marketing approval, or CE Certificate of Conformity has been received or after affixing the CE Mark to our products. For example, in cases where we have obtained regulatory approval or have affixed the CE Mark to our products, we have demonstrated pathogen reduction to specified levels based on well-established tests. However, there is no way to determine, after treatment by our products, whether our products have completely inactivated all of the pathogens that may be present in blood components. In addition, even if our products inactivate all pathogens in a blood product, it is often difficult to determine if pathogens are introduced after treatment with INTERCEPT due to blood center or hospital mishandling, shipping or other possibilities. For example, we have recently learned of instances where, following treatment with INTERCEPT, mishandling of the treated blood components has introduced environmental bacterium. We must help our blood center customers to remain vigilant or increase their vigilance in adopting best practices regarding blood component handling. Failure to adequately address this risk may call into question the efficacy of using pathogen reduction. There is also no way to determine whether any residual amount of a pathogen remains in the blood component treated by our products and there is no way to exclude that such residual amount would be enough to cause disease in the transfused patient or was a result of a potential defect or lack of efficacy of our products. We could be subject to a claim from a patient that tests positive, even though that patient did not contract a disease. In addition, should personnel at clinical study sites or ultimately, potential customers, be harmed by amustaline, or believe they have been or could be harmed by amustaline, our insurance coverage may be insufficient to provide coverage for any related potential liabilities. Amustaline is considered a potent chemical and is the active compound of our red blood cell system.

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

We understand that several third-party manufacturers of pooling sets are planning to discontinue producing pooling sets due to the requirement to comply under the new European Union Regulation (EU) 2017/745, the Medical Device Regulation, or MDR. Our customers’ ability to use our INTERCEPT products may be impaired should manufacturers of those products cease production or if our customers are unable to find an alternate pooling set meeting their quality and production requirement for their production of INTERECEPT-treated blood components. Moreover, in order to alleviate any disruption to our customers, we have chosen to stockpile pooling sets, which required use of capital for a marginally profitable non-core product. In addition, should other manufacturers of collection devices, compatible assays and blood bags, pooling sets or platelet additive solutions fail to obtain or maintain regulatory approval or a CE Certificate of Conformity necessary for affixing the CE Mark to their products under the MDR, experience unexpected production disruption, or decide to cease distribution of those respective products to customers and prospective customers, or prohibitively increase costs, our ability to sell the INTERCEPT Blood System may be impaired and acceptance within the marketplace could be harmed.

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses, known as triple dose collections. While we have trained many customers to break down such donations to volumes and doses compatible with our products other prospective customers may not want to modify their operating practices and may therefore choose alternative compliant practices. In order to enable these customers to treat triple dose collections, we would need to develop future configurations of the platelet system, which is not in our current plans. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. Some blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for the use of INTERCEPT in a manner compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. We may also need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. While we are seeking to generate acceptable data for Amicus collected platelets stored in 100% plasma, we cannot assure you that the data will be acceptable to the FDA or that we will receive timely approval, if ever. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product. Given the current blood component shortage, increased collection volumes may not be achievable or use of INTERCEPT may be considered less efficient than other operating practices, particularly in regions such as the U.S. where we do not maintain a seven day platelet storage claim. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the plasma systems. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. In any event, any failures or delays in obtaining FDA, CE Certificates of Conformity and other regulatory approvals for any new configurations or product improvements would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could materially harm our product revenue and prospects for potential future profitability.

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

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for a CE Certificate of Conformity related to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. The Notified Body has reviewed all four modules of our application for CE Certificate of Conformity of the red blood cell system, though delays can occur for multiple reasons, including due to clock stops for questions on our application for a CE Certificate of Conformity or work load for the Notified Body. Furthermore, the Dutch Medicines Evaluation Board (CBG), the competent authority for our red blood cell product, has reviewed the relevant sections of our submission and have asked numerous questions. We will need to satisfactorily respond to those questions timely and with satisfactory data before our application will be considered for approval. We cannot predict when, if ever, we will be able to answer those questions and supply the required data or whether a decision concerning certification will occur. In addition, we are currently in discussions with our sole supplier of key components of the red blood cell system with respect to a dispute over its willingness to continue to supply us with such components, without changes, throughout the application process for our CE Certificate of Conformity. Because our CE Certificate of Conformity application under the new MDR for the red blood cell system is specific to this supplier’s existing manufacturing site and manufacturing processes, if we are unable to reach satisfactory resolution of this dispute, or if this supplier is otherwise unable or unwilling to supply us with these components using its existing manufacturing site and manufacturing processes, any decision on our CE Certificate of Conformity application would be delayed beyond our current expectations, and we may be required to engage and validate a new supplier for these components, which would substantially delay the timing of a decision on our CE Certificate of Conformity application, perhaps indefinitely. Accordingly, the timing of the ultimate decision on our CE Certificate of Conformity application and the related timing at which we may be able to affix the CE Mark to our product, remains subject to the satisfactory resolution of this dispute, including our current supplier’s willingness to continue to supply us with these components using its existing manufacturing site and manufacturing processes throughout our CE Certificate of Conformity application and afterwards, if obtained, or alternatively, the engagement and validation of a new supplier of these key components, and in any event will be based on questions about our application for a CE Certificate of Conformity and the timing of the responses, and we cannot predict when we may receive an approval decision, if ever. Moreover, we do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to support a CE Certificate of Conformity, even if limited to a target patient population having chronic anemia. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We will likely need to generate additional safety and efficacy data in order to achieve broad label claim or market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. These data may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals or certification in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval, certification and market acceptance will need to be resolved prior to the initiation of further clinical trials.

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

In March 2020, we received extensions of our CE Certificate of Conformity for the platelet and plasma systems to 2024 that was issued on the basis of the MDD. We submitted our CE Certificate of Conformity application for approval of the platelet system under the new MDR in November 2021 and subsequently completed our CE Certificate of Conformity submission for the plasma system under the new MDR. In March 2023, we received certification under the MDR for the INTERCEPT Blood System for platelets. However, we cannot currently assure you that our plasma product will timely meet the requirements of the new MDR prior to the expiration of our CE Certificate of Conformity that was issued on the basis of the MDD. Our failure to meet the requirements of the new MDR could materially and adversely affect our business, financial condition, results of operations and growth prospects. We or our customers have received approval for the sale and/or use of INTERCEPT-treated platelets and plasma within Europe in France, Switzerland, Germany and Austria. However, we have recently learned that Swiss regulators will no longer accept CE Certificates of Conformity issued on the basis of the MDR for EU based medical devices on the basis of the mutual recognition agreement concluded between the parties. While we are currently in the process of completing the requirements to maintain regulatory approval of our products in Switzerland, we cannot assure you that we will be successful in doing so. In addition, we or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE Mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law, our inability to maintain compliance with regulations or other factors. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our business, financial condition, results of operations and growth prospects would be materially and adversely impacted.

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

In addition, there are numerous U.S. federal, state and local healthcare regulatory laws, and equivalent foreign laws, including but not limited to, anti-kickback laws, false claims laws, antitrust, privacy laws, and transparency laws. Our relationships with healthcare providers and entities, including but not limited to, hospitals, blood centers, physicians, other healthcare providers, and our customers are subject to scrutiny under these laws. Violations of these laws can subject us to significant penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs, including the Medicare and Medicaid programs, or equivalent foreign programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment of our operations. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, but are not limited to:

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

In the U.S., the California Consumer Privacy Act of 2018, or CCPA, gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive details about how their personal information is used and shared. These create an additional burden on us, as do the restrictions on “sales” of personal information that allow Californians to opt-out of certain sharing of their personal information. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations and creates a private right of action for data breaches that is expected to increase data breach litigation. Similarly, the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, restricts use of certain categories of sensitive personal information; further restricts the use of cross-contextual advertising techniques; establishes restrictions on the retention of personal information; expands the types of data breaches subject to the private right of action; and establishes the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. Other states have also enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and also become effective in 2023. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).n

In the EU, the General Data Protection Regulation, or EU GDPR, which is wide-ranging in scope, imposes detailed requirements, in particular, in relation to the control over personal data by individuals to whom the personal data relates, the information that we must provide to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification, the legal bases for processing personal data, the exceptions that allow us to process special categories of personal data and the use of third-party processors in connection with the processing of personal data. The EU GDPR also imposes strict rules on the transfer of personal data out of the EU and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. In addition, under the EU GDPR, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system in the United States will come from our agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $278.9 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has exercised approximately $181.9 million under the base period of the agreement and associated options. Accordingly, our ability to receive any of the unexercised $97.0 million in additional funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. In addition, activities covered under the base period and exercised options may ultimately take longer than is allowed or cost more than is covered by the BARDA contract. Exercised and unexercised options under the BARDA contract will likely require a longer performance period to complete than is remaining on our agreement; if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. In addition, should there be a temporary funding shortfall with any of the activities contemplated, we may need to cease, delay or defer completion of the activities until the funding shortfall is resolved, if ever. For example, we know that certain options are expected to run out of approved amounts under the agreement in the near-term. Should BARDA be unable to secure additional funds to support those ongoing costs timely, or at all, we will have to cease, delay, defer or pay for ongoing activities. We are uncertain how the current U.S. debt ceiling will affect BARDA funding. We have hired and maintain staffing, as well as having entered into agreements with third parties to perform activities associated with the BARDA contract. Should we be unable to fully utilize the personnel or third parties as planned, either because of BARDA funding or time limitations, or other reasons, we may be forced to bear costs that we had anticipated would be covered under the contract. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. The uncertainty regarding the after effects of the COVID-19 pandemic, and its impact on participating blood centers, hospitals and their patients, severe weather or other natural disaster impacts to sites enrolling our clinical trials may all negatively impact our ability to complete our clinical trials. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreement, our ability to meet the anticipated milestones may be impaired.

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

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. Furthermore, suppliers producing third-party components which are used by our customers and are compatible for use in combination with our products may not be available for a variety of reasons, including manufacturing problems, regulatory delays or audit deficiencies. Should that happen, customers may not be able to use our product with alternate components for which our products are compatible, which in turn, may damage our business. In addition, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits is likely to fully utilize the production capacity of our third-party manufacturer(s). Under the terms of our 2022 Agreement, Fresenius will expand manufacturing of the components and disposable sets to multiple production facilities, following qualification and licensure of such additional facilities. If Fresenius experiences any delays in the qualification and licensure for its new production facilities, then our ability to continue to grow the platelet business will be impaired and our supply and mix of platelet kits or plasma kits will be adversely impacted. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. Although we are actively evaluating alternate suppliers and working with suppliers to make the capital investments to operationalize additional sites within our existing supplier’s networks for certain components and finished kits, we do not have qualified additional sites or suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Amended and Restated Credit, Security and Guaranty Agreement (2023 Term Loan), or the 2023 Term Loan Credit Agreement, and our Amended and Restated Credit, Security and Guaranty Agreement (2023 Revolving Loan), or the 2023 Revolving Loan Credit Agreement, both with MidCap Financial Trust, or MidCap, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. Should interest rates continue to increase, the rates that we are obligated to pay under our credit agreements would likely increase, potentially leading to higher interest expense. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders. Moreover, recent developments in the financial services industry could cause us to experience liquidity constraints or failures, hinder our ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, and result in further disruptions or instability in the financial services industry or financial markets. In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

As a result of economic conditions, adverse developments affecting the financial services industry, general global economic uncertainty, political change, and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. As a result of stimulus programs put in place over the past two years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation, which in turn has negatively impacted equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, costs to transport our products may increase and access to timely shipping may be limited. Recent bank failures have also caused increased concerns about liquidity in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. If we are unable to generate positive cash flows we may need to raise additional capital to support our operations which may be unavailable if and when needed. Should this occur, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system if additional studies are necessary for regulatory approval or certifications in the EU, which would increase our costs and potentially delay the approval. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Covenants in our 2023 Term Loan Credit Agreement and 2023 Revolving Loan Credit Agreement can restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the 2023 Term Loan Credit Agreement and 2023 Revolving Loan Credit Agreement.

As of March 31, 2023, our total indebtedness under our 2023 Term Loan Credit Agreement and 2023 Revolving Loan Credit Agreement was approximately $72.8 million. All of our current and future assets, except for intellectual and certain investments in subsidiaries and affiliates, are secured, are secured for our borrowings under the 2023 Term Loan Credit Agreement and 2023 Revolving Loan Credit Agreement. The 2023 Term Loan Credit Agreement and 2023 Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the 2023 Term Loan Credit Agreement or the 2023 Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the 2023 Term Loan Credit Agreement or the 2023 Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the 2023 Term Loan Credit Agreement or the 2023 Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the 2023 Term Loan Credit Agreement. Our 2023 Term Loan requires principal payments beginning in April 2023 until March 1, 2026.

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
•
economic weakness, including inflation, bank failures, or political or economic instability in particular economies and markets outside the U.S.;
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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, we are aware of an expired U.S. patent issued to a third-party that covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems. In this regard, whether or not we have infringed this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to have infringed any valid claim of this patent, we may, among other things, be required to pay damages. Our patents expire at various dates between 2025 and 2040. In addition, we have a license from Fresenius to U.S. and foreign patents relating to the INTERCEPT Blood System, which expire at various dates in 2023 and 2024. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

10.1(6)	Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, dated March 1, 2023, by and among Cerus Corporation, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.

10.2††	Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated March 31, 2023, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.3††	Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated March 31, 2023, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.4*	Amended and Restated Non-Employee Director Compensation Policy.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (7)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

(6)Incorporated by reference to the like-described exhibit to the Registrant’s Post-Effective Amendment No. 2 to its Registration Statement on Form S-3 (File No. 333-251302), dated March 1, 2023.

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

CERUS CORPORATION

Date: May 4, 2023	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)