Form 10-Q
period 2023-06-30
CERUS CORP
filed 2023-08-03
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 21, 2023, there were 180,804,051 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,635	$35,585
Short-term investments	63,868	66,569
Accounts receivable	22,175	34,426
Current inventories	40,608	29,003
Prepaid and other current assets	3,650	4,561
Total current assets	150,936	170,144
Non-current assets:
Property and equipment, net	10,254	10,969
Operating lease right-of-use assets	12,268	12,512
Goodwill	1,316	1,316
Restricted cash	1,793	1,773
Other assets	22,293	21,378
Total assets	$198,860	$218,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,489	$33,002
Accrued liabilities	17,510	25,203
Debt – current	16,542	56,159
Operating lease liabilities – current	2,176	2,105
Deferred product revenue	1,361	589
Total current liabilities	75,078	117,058
Non-current liabilities:
Debt – non-current	54,838	13,644
Operating lease liabilities – non-current	14,454	15,329
Other non-current liabilities	2,800	3,499
Total liabilities	147,170	149,530
Commitments and contingencies
Stockholders' equity:
Common stock	181	177
Additional paid-in capital	1,089,083	1,077,341
Accumulated other comprehensive loss	(2,433)	(2,787)
Accumulated deficit	(1,036,015)	(1,007,121)
Total Cerus Corporation stockholders' equity	50,816	67,610
Noncontrolling interest	874	952
Total liabilities and stockholders' equity	$198,860	$218,092

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product revenue	$38,853	$40,999	$69,827	$78,443
Cost of product revenue	17,515	19,718	31,202	37,794
Gross profit on product revenue	21,338	21,281	38,625	40,649
Government contract revenue	8,875	6,632	16,377	12,208
Operating expenses:
Research and development	19,184	15,216	36,568	29,273
Selling, general and administrative	20,541	19,532	42,092	40,267
Restructuring	2,128	—	2,128	—
Total operating expenses	41,853	34,748	80,788	69,540
Loss from operations	(11,640)	(6,835)	(25,786)	(16,683)
Non-operating expense, net:
Foreign exchange gain (loss)	49	(104)	(144)	(302)
Interest expense	(2,181)	(1,348)	(3,793)	(2,728)
Other income (expense), net	539	(30)	926	(812)
Total non-operating expense, net	(1,593)	(1,482)	(3,011)	(3,842)
Loss before income taxes	(13,233)	(8,317)	(28,797)	(20,525)
Provision for income taxes	98	78	175	154
Net loss	(13,331)	(8,395)	(28,972)	(20,679)
Net loss attributable to noncontrolling interest	(56)	(6)	(78)	(6)
Net loss attributable to Cerus Corporation	$(13,275)	$(8,389)	$(28,894)	$(20,673)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.07)	$(0.05)	$(0.16)	$(0.12)
Weighted average shares outstanding:
Basic and diluted	180,611	176,944	179,449	175,718

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(13,331)	$(8,395)	$(28,972)	$(20,679)
Other comprehensive (loss) income
Foreign currency translation adjustment	(98)	—	(98)	—
Unrealized (losses) gains on available-for-sale investments, net of taxes	(94)	(518)	452	(2,004)
Comprehensive loss	(13,523)	(8,913)	(28,618)	(22,683)
Comprehensive loss attributable to noncontrolling interest	(56)	(6)	(78)	(6)
Total comprehensive loss attributable to Cerus Corporation	$(13,467)	$(8,907)	$(28,540)	$(22,677)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2022	177,582	$177	$1,077,341	$(2,787)	$(1,007,121)	$952	$68,562
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	2,890	3	423	—	—	—	426
Stock-based compensation	—	—	5,669	—	—	—	5,669
Other comprehensive income	—	—	—	546	—	—	546
Net loss	—	—	—	—	(15,619)	(22)	(15,641)
Balances as of March 31, 2023	180,472	$180	$1,083,433	$(2,241)	$(1,022,740)	$930	$59,562
Issuance of common stock from vesting of restricted stock units	237	1	(70)	—	—	—	(69)
Stock-based compensation	—	—	5,720	—	—	—	5,720
Other comprehensive loss	—	—	—	(192)	—	—	(192)
Net loss	—	—	—	—	(13,275)	(56)	(13,331)
Balances as of June 30, 2023	$180,709	$181	$1,089,083	$(2,433)	$(1,036,015)	$874	$51,690

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2021	173,670	$174	$1,048,936	$(149)	$(964,342)	$998	$85,617
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	3,134	3	2,135	—	—	—	2,138
Stock-based compensation	—	—	6,426	—	—	—	6,426
Other comprehensive loss	—	—	—	(1,486)	—	—	(1,486)
Net loss	—	—	—	—	(12,284)	—	(12,284)
Balances as of March 31, 2022	176,804	$177	$1,057,497	$(1,635)	$(976,626)	$998	$80,411
Issuance of common stock from exercise of stock options and vesting of restricted stock units	274	—	256	—	—	—	256
Stock-based compensation	—	—	5,007	—	—	—	5,007
Other comprehensive loss	—	—	—	(518)	—	—	(518)
Net loss	—	—	—	—	(8,389)	(6)	(8,395)
Balances as of June 30, 2022	$177,078	$177	$1,062,760	$(2,153)	$(985,015)	$992	$76,761

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended
	June 30,
	2023	2022
Operating activities
Net loss	$(28,972)	$(20,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,275	1,627
Stock-based compensation	11,389	11,433
Non-cash operating lease cost	1,058	704
Changes in valuation of warrant investment	—	236
Net gain on sale of available-for-sale securities	46	91
Unrealized gain on investments	(115)	(587)
Impairment of long-lived assets	—	542
Impairment charges for facilities consolidation	205	—
Non-cash interest expense	199	326
Foreign currency remeasurement (gain) loss	(1,030)	571
Changes in operating assets and liabilities:
Accounts receivable	12,164	(1,844)
Inventories	(11,345)	(2,722)
Prepaid and other assets	230	1,677
Accounts payable	6,533	(6,013)
Accrued liabilities and other non-current liabilities	(9,905)	(7,465)
Deferred product revenue	772	302
Net cash used in operating activities	(17,496)	(21,801)
Investing activities
Capital expenditures	(1,968)	(191)
Purchases of investments	(2,351)	(13,216)
Proceeds from maturities and sale of investments	5,002	16,554
Net cash provided by investing activities	683	3,147
Financing activities
Net proceeds from equity incentives	492	2,512
Net costs from public offerings	(137)	(94)
Net proceeds on revolving line of credit	1,633	233
Debt issuance costs	(100)	—
Net cash provided by financing activities	1,888	2,651
Effect of exchange rates on cash, cash equivalents, and restricted cash	(5)	(718)
Net decrease in cash, cash equivalents, and restricted cash	(14,930)	(16,721)
Cash, cash equivalents, and restricted cash, beginning of period	37,358	51,044
Cash, cash equivalents, and restricted cash, end of period	$22,428	$34,323

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation, its subsidiary, and its variable interest entity in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance, after elimination of all intercompany accounts and transactions (together with Cerus Corporation, hereinafter “Cerus” or the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any future periods.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and six months ended June 30, 2023 and 2022, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product revenue:
North America	$24,477	$25,579	$41,094	$47,777
Europe, Middle East and Africa	13,533	14,898	27,561	29,700
Other	843	522	1,172	966
Total product revenue	$38,853	$40,999	$69,827	$78,443

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally require payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration is estimated to be unconditional. As of June 30, 2023 and December 31, 2022, the Company had $0.4 million and $0.1 million, respectively, of contract assets included in “Prepaid and other current assets” on the Company’s condensed consolidated balance sheets.

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

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities that are designated as available-for-sale and classified as short-term investments. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities are recorded in “Unrealized (losses) gains on available-for-sale investments, net of taxes” on the Company’s condensed consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments, if any, are determined on a specific identification method, and are recorded in “Other income (expense), net” on the Company’s condensed consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security in an unrealized loss position has expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Expected credit losses, if any, are recorded in “Other income (expense), net” on the Company’s condensed consolidated statements of operations.

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of June 30, 2023 and December 31, 2022, $2.4 million and $1.9 million, respectively, were included in “Other assets” on the Company’s condensed consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of June 30, 2023 and December 31, 2022, $2.5 million and $1.9 million, respectively, were included in “Other non-current liabilities” on the Company's condensed consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income (expense), net”, on the Company’s condensed consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of June 30, 2023 and December 31, 2022, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of June 30, 2023 and December 31, 2022, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At June 30, 2023, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers and two customers that accounted for more than 10% of the Company’s outstanding accounts receivable at June 30, 2023 and December 31, 2022, respectively. These customers cumulatively represented approximately 59% and 49% of the Company’s outstanding trade receivables at June 30, 2023 and December 31, 2022, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At June 30, 2023 and December 31, 2022, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain components for the illuminators. Platelet and plasma systems’ disposable kits generally expire no later than 24 months from the date of manufacture. Illuminators and individual components do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Other assets” in the condensed consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At June 30, 2023 and December 31, 2022, the Company had $1.4 million and $0.7 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

See Note 9, Stock-Based Compensation for further information regarding the Company’s stock-based compensation assumptions and expenses.

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

Operating expenses for the JV were $0.1 million during the three months ended June 30, 2023, and $0.2 million during the six months ended June 30, 2023. Operating expenses for the JV were de minimis during the three and six months ended June 30, 2022.

Foreign Currency

The functional currency of the Company’s Cerus Europe B.V. subsidiary is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars using historical exchange rates. Product revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in “Foreign exchange loss” on the Company’s condensed consolidated statements of operations.

The functional currency of the JV is the Chinese Renminbi. Monetary assets and liabilities denominated in foreign currencies are remeasured in Renminbi using the exchange rates at the balance sheet date. The financial statements of JV are translated into U.S. dollar for consolidation. The JV's balance sheet is translated using the month-end exchange rate, and the JV's income statement is translated using the monthly average exchange rate, the difference is recognized as cumulative translation adjustment.

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

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and six months ended June 30, 2023 and 2022, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2023 and 2022 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted average number of anti-dilutive potential shares:
Stock options	14,888	16,051	15,164	15,716
Restricted stock units	11,572	7,775	10,389	7,568
Employee stock purchase plan rights	—	—	139	76
Total	26,460	23,826	25,692	23,360

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at June 30, 2023 and December 31, 2022.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at June 30, 2023 (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$5,472	$—	$—	$—	$5,472
United States government agency securities	27,159	—	(708)	—	26,451
Corporate debt securities	35,541	—	(1,333)	—	34,208
Mortgage-backed securities	3,503	6	(300)		3,209
Total available-for-sale securities	$71,675	$6	$(2,341)	$—	$69,340

The following is a summary of available-for-sale securities at December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$14,472	$—	$—	$—	$14,472
United States government agency securities	27,200	41	(818)	—	26,423
Corporate debt securities	38,496	2	(1,703)	—	36,795
Mortgage-backed securities	3,660	7	(316)	—	3,351
Total available-for-sale securities	$83,828	$50	$(2,837)	$—	$81,041

Available-for-sale securities at June 30, 2023 and December 31, 2022, consisted of the following by contractual maturity (in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$24,586	$24,146	$28,284	$27,907
Greater than one year and less than five years	47,089	45,194	55,544	53,134
Total available-for-sale securities	$71,675	$69,340	$83,828	$81,041

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$10,860	$(275)	$23,207	$(1,058)	$34,067	$(1,333)
United States government agency securities	12,539	(189)	13,913	(519)	26,452	(708)
Mortgage-backed securities	1,286	(59)	1,720	(241)	3,006	(300)
Total	$24,685	$(523)	$38,840	$(1,818)	$63,525	$(2,341)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$16,500	$(544)	$20,050	$(1,159)	$36,550	$(1,703)
United States government agency securities	9,869	(234)	11,362	(584)	21,231	(818)
Mortgage-backed securities	1,725	(98)	1,416	(218)	3,141	(316)
Total	$28,094	$(876)	$32,828	$(1,961)	$60,922	$(2,837)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and six months ended June 30, 2023 and 2022, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The Company did not record any gross realized gains from the sale or maturity of available-for-sale investments during the six months ended June 30, 2023 and 2022. The Company recorded zero and $0.1 million of gross realized losses from the sale or maturity of available-for-sale investments during the three months ended June 30, 2023 and 2022, respectively.

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

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at June 30, 2023 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$5,472	$5,472	$—	$—
United States government agency securities	Short-term investments	26,451	—	26,451	—
Corporate debt securities	Short-term investments	34,208	—	34,208	—
Mortgage-backed securities	Short-term investments	3,209	—	3,209	—
Total short-term investments		$69,340	$5,472	$63,868	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2022 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$14,472	$14,472	$—	$—
United States government agency securities	Short-term investments	26,423	—	26,423	—
Corporate debt securities	Short-term investments	36,795	—	36,795	—
Mortgage-backed securities	Short-term investments	3,351	—	3,351	—
Total short-term investments		$81,041	$14,472	$66,569	$—

The Company did not have any transfers among fair value measurement levels during the three and six months ended June 30, 2023 and 2022.

The following table provides a summary of the total loss recognized in the Company’s condensed consolidated statements of operations due to changes in the fair value of the warrant (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Loss from changes in the fair value of level 3 investments	$—	$(44)	$—	$(236)

Note 3. Inventories

Inventories at June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$12,480	$12,051
Work-in-process	19,283	16,078
Finished goods	24,035	16,368
Total inventories	55,798	44,497
Less: non-current inventories	15,190	15,494
Total current inventories	$40,608	$29,003

Non-current inventories, which primarily consists of raw materials and work-in-process, is included in “Other assets” in the condensed consolidated balance sheets.

Note 4. Accrued Liabilities

Accrued liabilities at June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation and related costs	$9,968	$17,577
Accrued professional services	3,616	2,581
Other accrued expenses	3,926	5,045
Total accrued liabilities	$17,510	$25,203

Note 5. Restructuring

In June 2023, pursuant to the Board of Directors’ approval, the Company began implementing a restructuring plan to pursue greater efficiency and to realign its business and strategic priorities. This includes facilities consolidation strategy to cease use of a part of its corporate office building under its operating lease (see Note 13, Subsequent Event) and reduction in force of its employee base. During the three and six months ended June 30, 2023, the Company incurred costs for one-time termination benefits for employee positions that were eliminated under the restructuring plan. Affected employees received severance consideration and continuation of benefits, as well as transition assistance. The Company recorded these restructuring charges in the second quarter of 2023 and expects to substantially complete implementing the restructuring plan in 2023. A summary of the Company’s restructuring costs for one-time termination benefits is as follows (in thousands):

	Balance at	Restructuring		Balance at
	December 31, 2022	Charge	Cash Payments	June 30, 2023
One-time termination benefits	$—	$1,705	$(1,007)	$698
Other	—	219	(61)	158
Total	$—	$1,924	$(1,068)	$856

Note 6. Debt

Debt at June 30, 2023, consisted of the following (in thousands):

	Principal	Unamortized Discount	Total
Term Loan Credit Agreement	$55,000	$(162)	$54,838
Less: current portion of term loan	—	—	—
Non-current portion of term loan	$55,000	$(162)	$54,838

Debt at December 31, 2022, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan Credit Agreement	$55,000	$(106)	$54,894
Less: current portion of term loan	(41,250)	—	(41,250)
Non-current portion of term loan	$13,750	$(106)	$13,644

Principal, interest and fee payments on Term Loan Credit Agreement at June 30, 2023, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2023	$—	$3,311	$3,311
2024	—	6,622	6,622
2025	—	6,604	6,604
2026	20,625	5,776	26,401
2027	27,500	2,612	30,112
2028	6,875	1,239	8,114
Total	$55,000	$26,164	$81,164

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

Tranche 1 and Tranche 2 and, if borrowed, Tranche 3 and Tranche 4, each bear interest at a floating rate equal to the sum of the Term SOFR rate (subject to a floor of 1.00%) plus 6.50%. The proceeds from Tranche 3 and Tranche 4 are expected to be used for working capital and general corporate purposes. Interest on each term loan advance is due and payable monthly in arrears. Interest only payments are due for the first 36 months, and the remaining payments are due over the remaining 24 months. The interest only payment period can be extended for 12 months upon achievement of a specified trailing 12 month net revenue target. The interest rate for June 30, 2023 is approximately 11.8%.

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

As of June 30, 2023 and December 31, 2022, the Company had borrowed $16.5 million and $14.9 million under the Revolving Loan Credit Agreement and the Prior Revolving Loan Credit Agreement, respectively, which is included in “Debt – current” in the Company's condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at June 30, 2023. Additionally, the Company’s obligations under both agreements are secured by a security interest in substantially all of the Company’s assets, with some exclusions.

Note 7. Commitments and Contingencies

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash payments for operating leases	$1,810	$1,686
Right-of-use assets obtained in exchange for operating lease obligations	245	1,315

	Six Months Ended
	June 30,
	2023	2022
Weighted-average remaining lease term	6.1 years	6.9 years
Weighted-average discount rate	8.5%	8.4%

Future minimum non-cancelable payments under operating leases as of June 30, 2023, were as follows (in thousands):

Operating Leases
2023 (remainder)	$1,720
2024	3,365
2025	3,023
2026	3,050
2027	3,356
Thereafter	7,420
Total future lease payments	$21,934
Less imputed interest	5,304
Present value of lease liabilities (1)	$16,630

(1) Lease liabilities include those operating leases that we plan to sublease as a part of our facilities consolidation restructuring efforts. See Note 5 for additional information of restructuring.

The operating lease expense for the three and six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease expense	$945	$721	$1,718	$1,569

As of June 30, 2023, the Company had no leases that have not yet commenced.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of June 30, 2023, the Company had $30.7 million of short-term purchase commitments and $7.2 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

Note 8. Stockholders’ Equity

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

During the six months ended June 30, 2023, no shares of the Company’s common stock were sold under the Sales Agreement or the Amended Sales Agreement. At June 30, 2023, the Company had approximately $96.8 million of common stock available to be sold under the Amended Sales Agreement.

Note 9. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan, eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. At June 30, 2023, the Company had 1.1 million shares available for future issuance.

2008 Equity Incentive Plan and Inducement Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12 million shares. In June 2023, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.0 million shares. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock granted under the Amended 2008 Plan are limited to 500,000 shares of common stock per calendar year. Performance-based cash awards granted under the Amended 2008 Plan are limited to $1.0 million per recipient per calendar year. At June 30, 2023, 2.6 million shares of performance-based stock awards were outstanding.

At June 30, 2023, the Company had approximately 40.3 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 14.8 million shares and 11.7 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 13.8 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2022	15,756	$5.12
Granted	—	—
Exercised	—	—
Forfeited/canceled	(963)	3.78
Balance at June 30, 2023	14,793	5.21

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	8,497	$5.76
Granted (1)	6,956	2.69
Vested (1)	(2,925)	5.71
Forfeited (1)	(790)	4.59
Balance at June 30, 2023	11,738	4.03

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

Note 10. Income Taxes

The Company recorded income tax expense of $0.1 million during both of the three months ended June 30, 2023 and 2022, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of $0.2 million during both of the six months ended June 30, 2023 and 2022, respectively, primarily related to the operating profits of the Company’s Cerus Europe B.V. subsidiary.

Note 11. Development and License Agreements

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

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In March 2023, BARDA committed an additional $33 million raising the committed funding to up to $182.0 million as of June 30, 2023, and the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, would bring the total funding opportunity to $278.9 million through September 2026. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for up to $10 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time. As of June 30, 2023 and December 31, 2022, $3.9 million and $4.0 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

In September 2020, the Company entered into a five-year agreement with the U.S. Food and Drug Administration (“FDA”) for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total potential contract value is $11.1 million. As of June 30, 2023 and December 31, 2022, $0.1 million and $0.2 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to FDA.

In September 2022, the Company entered into an agreement with the U.S. Department of Defense Industrial Base Analysis and Sustainment program (“DoD”) for the development of pathogen reduced, lyophilized cryoprecipitate to treat bleeding due to trauma. In May 2023, the Company and the DoD entered into an amendment to the agreement to extend the agreement to February 2027 and increased the potential contract value from $9.1 million to $17.8 million. The revenue of DoD contract is recognized on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs over the performance period of the agreement. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. The estimate of the Company’s measure of progress, which can include additional services, if any, and the estimate of any additional consideration for those additional services, if any, are included in the transaction price which is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis. As such, management applies a certain amount of judgment in estimating both the services and the corresponding timeline through to completion of the performance obligation, which are key inputs when using the cost-to-cost input method. Given that the estimate of the Company’s measure of progress is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis, a significant change in the remaining estimated costs to complete the services (including revisions to transaction price) could have a significant impact on revenues previously recognized under this arrangement (including reversal of previously recognized revenue) at each reporting date.

As of June 30, 2023 and December 31, 2022, $1.2 million and $0.5 million, respectively, of billed amount were included in accounts receivable on the Company’s condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, $0.4 million and $0.1 million, respectively, of unbilled amount with milestone payment contingency were included in other current assets on the Company’s condensed consolidated balance sheets related to DoD.

Note 12. Segment, Customer and Geographic Information

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
American Red Cross	39%	35%	36%	35%
Établissement Français du Sang	12%	12%	13%	13%

Note 13. Subsequent Event

The Company has committed to a plan to cease use of part of its corporate office building in the third quarter of 2023 and plans to sublease the space. The Company will assess the impact on its right-of-use asset in its financial statements in the third quarter of 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of results that may occur in future periods.

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

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. Beginning in 2021, we began supplying INTERCEPT Blood System for Cryoprecipitation to select blood centers that manufacture IFC for us, and completed our first sale of IFC to a hospital customer. We commercialize and sell the finished IFC made by our manufacturing blood center partners directly to hospitals. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete its process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before we or they can sell finished IFC to hospital customers outside of the states producing IFC. While three of our manufacturing partners received their Biologics License Application, or BLAs, from CBER, we plan to continue working with our other U.S.-based blood centers manufacturing partners to support these activities and any delay in obtaining these licenses would adversely impact the nationwide availability of our finished IFC in the U.S. In addition, we have entered into certain agreements with blood centers and blood center affiliate organizations to sell the INTERCEPT Blood System for Cryoprecipitation kits which will allow those blood centers and blood center affiliate organizations to produce finished IFC for their own sales efforts to hospitals.

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

Although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts continue to be largely focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. In addition, to address the entire market in the U.S., customers will need to modify their operating practices, or we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. On October 1, 2021, all U.S. blood centers had to be compliant with the FDA guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion,” or the Final Guidance Document. Although the INTERCEPT Blood System is one of the options available to U.S. blood centers for compliance, we cannot predict if U.S. customers will continue to adopt INTERCEPT over other options or at what levels. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customers with implementing the INTERCEPT Blood System, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users. During the COVID-19 pandemic, hospitals restricted access to their sites or personnel which delayed our ability to market and sell our products. Should the COVID-19 pandemic persist or heighten, customers may not be able to implement new technologies such as INTERCEPT and may instead choose to utilize other allowable methods with which they may have more familiarity.

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

See Note 11, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the Supply Agreement with Fresenius.

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

This agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of June 30, 2023, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $182.0 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $278.9 million through September 2026. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. If certain additional Option Periods are exercised by BARDA, we will be responsible for up to $10 million of co-investment. See Note 11, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with BARDA.

In September 2020, we entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. Under the agreement, we are reimbursed and will recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The total potential contract value is $11.1 million. See Note 11, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with the FDA.

In September 2022, we entered into an agreement with the U.S. Department of Defense, or DoD, for the development of pathogen reduced, lyophilized cryoprecipitate to treat bleeding due to trauma. In May 2023, we entered into an amendment to the agreement with DoD to extend the agreement to February 2027 and increased the potential contract value from $9.1 million to $17.8 million. Under the agreement, we are reimbursed upon completion of each milestone and will recognize revenue based on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs. Revenue is recorded as a percentage of the overall contract price based on the extent of progress towards completion. See Note 11, Development and License Agreements, in Part I of this Quarterly Report on Form 10-Q for further information regarding the agreement with the DoD.

Equity Agreements

See Note 8, Stockholders’ Equity, in Part I of this Quarterly Report on Form 10-Q for further information regarding the Amended Sales Agreement.

Debt Agreement

See Note 6, Debt, in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

COVID-19

The COVID-19 pandemic affected and we expect it to continue to affect economies and business around the world. At times, various governmental authorities and private enterprises implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and non-essential business shutdowns, which led to severe disruptions to the global and U.S. economies that may continue for a prolonged duration and, together with other recent macroeconomic developments, has triggered a recession or a period of economic slowdown. We do not yet know the full extent of potential impacts on our product revenues, business operations, clinical trials, or overall financial projections. Should our employees, notably laboratory-based personnel, experience a surge in infections, our ability to complete research and development activities may be impaired. As such, certain studies and trials may be delayed for an extended period of time. Furthermore, key deployment and technical service personnel, if infected, will not be able to support customers timely or effectively which could negatively impact our ability to support customers looking to begin INTERCEPT use or those experiencing any operational difficulties. We continue to monitor and assess the long-lasting impacts of the COVID-19 pandemic to our operating results and financial condition, which could also impact trends and expectations as described in more detail below.

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Three and six months ended June 30, 2023 and 2022

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Product revenue	$38,853	$40,999	$(2,146)	(5%)	$69,827	$78,443	$(8,616)	(11%)
Government contract revenue	8,875	6,632	2,243	34%	16,377	12,208	4,169	34%
Total revenue	$47,728	$47,631	$97	0%	$86,204	$90,651	$(4,447)	(5%)

Product revenue decreased during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily due to year-over-year sales volume decrease of disposable platelet system kit sales to U.S. customers, and a weakened Euro compared to the U.S. dollar during the six months ended June 30, 2023, compared to the same period of last year. We expect product revenue for INTERCEPT disposable kits to increase in future periods driven by growth in our platelet business due in part to increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway. We understand our customers have experienced overall supply chain challenges which may necessitate carrying lower inventory levels, which in turn, may impact our operations. We expect to see product revenue growth in future periods. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

Government contract revenue increased during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily due to an increase in revenue from BARDA and from the DoD contract which was entered into in the third quarter of 2022. We do not anticipate that government contracts revenue will materially change from historical long-term trends.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Cost of product revenue	$17,515	$19,718	$(2,203)	(11%)	$31,202	$37,794	$(6,592)	(17%)

Cost of product revenue decreased during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. The decrease in the cost of product revenue was primarily due to the volume of product sold driven largely by a decrease in platelet kit sales to U.S. customers, and the benefit of a strengthening of the U.S. dollar relative to our Euro denominated manufacturing and supply costs.

Our gross margin on product sales was 55% during the three and six months ended June 30, 2023, compared to 52% during the three and six months ended June 30, 2022. Margins were impacted by the mix of geographies into which products were sold, with the U.S. kit sales growing over sales in other regions and, to a lesser extent product mix, with platelet kit sales representing a larger proportion of overall sales during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. Changes in our gross margin on product sales are affected by various factors, including prices of products sold, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, the mix of product sold, and the mix of customers to which products are sold. Furthermore, we may experience cost pressure due to the inflationary environment, increased transportation costs and an adverse impact on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Further, until we are able to generate data satisfactory to the FDA regarding the stability of the disposable kits for the platelet system using a component manufactured with a new solvent, the shelf life for our platelet kits will be limited to six months in the U.S., straining our supply chain and distribution to customers to supply product with sufficient remaining available shelf life. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Research and development	$19,184	$15,216	$3,968	26%	$36,568	$29,273	$7,295	25%

Research and development expenses increased during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily due to the development on our next generation illuminator and increased clinical research activities.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Selling, general and administrative	$20,541	$19,532	$1,009	5%	$42,092	$40,267	$1,825	5%

Selling, general and administrative expenses increased during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily driven by costs associated with legal, commercialization efforts, and non-cash stock-based compensation.

Restructuring

In June 2023, we began implementing a restructuring plan to pursue greater efficiency and to realign our business and strategic priorities, which included a reduction in force of our employee base during the three months ended June 30, 2023. A summary of our restructuring charges for the three months ended June 30, 2023 is as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	Change		2023	2022	Change
Restructuring	$2,128	$—	$2,128	100%	$2,128	$—	$2,128	100%

The restructuring also includes a facilities consolidation strategy to cease use of a part of our corporate office building which will occur during the third quarter of 2023, and we expect to recognize certain charges related to our facilities consolidation in the third quarter of 2023.

See Note 5, Restructuring in Part I of this Quarterly Report on Form 10-Q for further information regarding the restructuring charges related to one-time termination benefits.

See Note 13, Subsequent Event, in Part I of this Quarterly Report on Form 10-Q for further information regarding the restructuring charges related to the facilities consolidation.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Foreign exchange gain (loss)	$49	$(104)	$153	(147%)	$(144)	$(302)	$158	(52%)
Interest expense	(2,181)	(1,348)	(833)	62%	(3,793)	(2,728)	(1,065)	39%
Other income (expense), net	539	(30)	569	(1,897%)	926	(812)	1,738	(214%)
Total non-operating expense, net	$(1,593)	$(1,482)	$(111)	7%	$(3,011)	$(3,842)	$831	(22%)

Foreign Exchange Gain (Loss)

We had foreign exchange gain during the three months ended June 30, 2023, compared to foreign exchange loss during the three months ended June 30, 2022. The foreign exchange losses decreased during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. These are primarily due to foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense increased during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily due to the increase of interest rates of our Term Loan. Should interest rates continue to increase, the rates that we are obligated to pay under our credit agreements would likely increase, potentially leading to higher interest expense.

Other Income (Expense), net

We had other income, net during the three and six months ended June 30, 2023, compared to other expense, net during the three and six months ended June 30, 2022. These are primarily driven by the impairment of our holdings of certain preferred stock and warrants during the year ended December 31, 2022.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Provision for income taxes	$98	$78	$20	26%	$175	$154	$21	14%

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of June 30, 2023 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2023.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of June 30, 2023 and December 31, 2022, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$20,635	$35,585
Short-term investments	63,868	66,569
Restricted cash	1,793	1,773
Total	$86,296	$103,927

Cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of June 30, 2023 and December 31, 2022, we had the following indebtedness (in thousands):

	June 30, 2023	December 31, 2022
Debt – current	$16,542	$56,159
Debt – non-current	54,838	13,644
Total	$71,380	$69,803

Operating Activities

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Net cash used in operating activities	$(17,496)	$(21,801)

The decrease in net cash used in operating activities was primarily due to the decrease of sales, the inventory related purchases, and the timing of cash collections and payments, during the six months ended June 30, 2023, compared to the same period in 2022.

Investing Activities

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Net cash provided by investing activities	$683	$3,147

The decrease in net cash provided by investing activities for the six months ended June 30, 2023, was primarily due to the higher purchases of fixed assets, and the lower proceeds from the maturity and sale of our investments to support operations, offset by the lower purchases of investments, during the six months ended June 30, 2023, compared to the same period in 2022.

Financing Activities

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Net cash provided by financing activities	$1,888	$2,651

The decrease in net cash provided by financing activities for the six months ended June 30, 2023, was primarily due to the decreased proceeds from equity incentives, the exit fee related to the prepayments of our Term Loan, partially offset by the proceeds received from the Revolving Loan Credit Agreement, during six months ended June 30, 2023, compared to the same period in 2022.

Working Capital

(in thousands)	June 30, 2023	December 31, 2022
Working capital	$75,858	$53,086

Working capital increased as of June 30, 2023, compared to December 31, 2022, primarily due to the reclassification of $41.5 million of short-term debt to long-term due to our amended Term Loan Credit Agreement. This was partially offset by continued overall use of cash in operations to support costs associated with product enhancements, costs associated with increasing inventory levels, including securing a reliable supply of components, capital investments with suppliers, initiatives for expanded platelet label claims, design efforts on our next generation illuminator, and investments associated with the commercial launch of IFC.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit facility prior to April 1, 2026, the principal amounts outstanding under our term debt facility will begin amortizing and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital beyond the next 12 months. See Note 6, Debt, in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our amended Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

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

In March 2023, we entered into an amendment to our Sales Agreement under which we may issue and sell up to $96.8 million of our common stock through or to Cantor Fitzgerald & Co. or Stifel, Nicolaus & Company, Incorporated, as sales agent or principal. During the period ended June 30, 2023, we did not sell shares of our common stock under the Amended Sales Agreement.

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

Commitments

See Note 6, Debt, in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

See Note 7, Commitments and Contingencies, in Part I of this Quarterly Report on Form 10-Q for more information on the operating leases and purchase commitments.

We did not have any off-balance sheet arrangements as of June 30, 2023.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three and six months ended June 30, 2023 and 2022, respectively. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2023, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended June 30, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
availability of blood donors;
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

Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We or others may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. Hospital or other blood center customers may purchase IFC as a biologic from us which would be produced by blood center manufacturing partners of ours. Should we receive product complaints on the produced IFC product, we may not be able to determine if a problem exists, or from where the problem originated from Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to educate a blood center on the benefits of treating increasing proportions of its platelet units may be negatively impacted. Moreover, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease using our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components, including IFC which we have very limited experience selling directly to hospitals. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers, blood centers, or us, which in turn may cause delays in market adoption. In addition, customers may require certain changes to our products for any number of reasons. Complying with such requests may prove costly, and may create complexities surrounding the manufacturing of disposable kits, compliance with regulatory authorities, blood center usage, or inventory management. Conversely, failure to comply with such requests from customers may result in damage to our relationship or the potential loss of customer business.

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

In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other parts of the EU and other countries where we rely on CE Certificates of Conformity and the CE Mark, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our products. The review period for a new MAA can be 12 months or longer following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. We have invested in substantial commercial resources in Germany. Without approvals of MAA applications obtained by potential German customers, or willingness of insurers to submit for the approved incremental reimbursement for pathogen-reduced platelets, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our business, results of operations and financial condition and we may never realize a return on the investments we have made building out our commercial team in Germany. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. Similar to the U.S., German blood centers will need to successfully market and sell to their hospital customers and understand and assist with the steps that are needed at the hospital level in Germany to administer pathogen-reduced platelets.

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

In addition, until we are successful in selling INTERCEPT Blood System for Cryoprecipitation kits to blood centers or affiliate organizations or hospitals with in-house blood centers, our ability to directly commercialize finished IFC throughout the U.S. is dependent on the approval of manufacturing site BLAs by the FDA or the addition of an increased number of IFC manufacturing collaborations. While certain sites have received their BLAs, we cannot be sure that all of the sites will receive such authorizations in a timely manner, if at all. For instance, despite having several sites already with their BLAs, we understand one site submitted for a BLA over six months before hearing back from the FDA, who in their response, indicated it would take at least another twelve months to rule on the BLA. Such delays may impact our ability to supply IFC in sufficient quantities. In addition, in order to market and sell finished IFC to hospital customers throughout the U.S., we may need to identify and validate additional manufacturing partners or sell INTERCEPT Blood System for Cryoprecipitation kits to blood centers or affiliate organizations or hospitals with in-house blood centers. We cannot guarantee that we will be able to successfully negotiate additional agreements with manufacturing partners on terms that are acceptable to us. IFC is a product derived from our INTERCEPT Blood System for plasma. As such, any supply disruptions or failures that could impact our plasma system will have a direct negative impact on the production of IFC. Such supply disruptions could negatively impact our ability to fulfill customer orders, which will have an adverse effect on our business reputation and the successful introduction and adoption of our new products. Further, unless or until we negotiate committed volume purchase agreements with our customers, we can provide no assurance that sales of IFC product will occur in a consistent or predictable manner.

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

In addition, while we believe that IFC has many advantages over competitors, traditional cryoprecipitate and fibrinogen concentrates are well established within hospital use. Even if we are able to generate compelling data regarding the use of IFC over other products or traditional cryoprecipitate, hospitals may not perceive the advantage of IFC over the competing products and we may be ineffective in selling biological agents directly to hospitals or be unable to demonstrate the economic or patient advantages to customers relative to the competitors. Further, competitors may have more experience marketing and selling products directly to hospitals. A byproduct of producing IFC is pathogen reduced cryoprecipitate poor plasma. If we are unable to find a commercial outlet for pathogen reduced cryoprecipitate poor plasma, we may need to incur costs to discard the byproduct, which would negatively impact our operating results.

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

In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations, other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies or Notified Bodies may require us to perform additional clinical trials before delivering a CE Certificate of Conformity or approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. We must also be able to demonstrate stability of our active compounds manufactured under the FDA’s cGMP regulations and similar requirements outside of the U.S. which meets release specifications. Our contracted manufacturer has had a history of failure in manufacturing the active compound of the red blood cell system. If we are unable to demonstrate an ability to manufacture according to our specifications under cGMP or similar requirements outside of the U.S. with acceptable stability data, we may be unable to satisfy regulatory questions and requirements which could prevent or delay the potential approval of or our ability to commercialize the red blood cell system. In addition, existing lots of these red blood cell compounds manufactured under cGMP may be dispositioned by regulators or ourselves as unsuitable for clinical use which would impact our ability to produce INTERCEPT-treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our BARDA contract.

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

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for a CE Certificate of Conformity related to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. The Notified Body has reviewed all four modules of our application for CE Certificate of Conformity of the red blood cell system, though delays can occur for multiple reasons, including due to clock stops for questions on our application for a CE Certificate of Conformity or work load for the Notified Body. Furthermore, the Dutch Medicines Evaluation Board (CBG), the competent authority for our red blood cell product, has reviewed the relevant sections of our submission and have asked numerous questions. We have met with CBG and understand that we will need to satisfactorily respond to those questions timely and with satisfactory data before our application will be considered for approval. We cannot predict when, if ever, we will be able to answer those questions and supply the required data or whether a decision concerning certification will occur. In addition, we are currently in discussions with our sole supplier of key components of the red blood cell system with respect to a dispute over its willingness to continue to supply us with such components, without changes, throughout the application process for our CE Certificate of Conformity. Because our CE Certificate of Conformity application under the new MDR for the red blood cell system is specific to this supplier’s existing manufacturing site and manufacturing processes, if we are unable to reach satisfactory resolution of this dispute, or if this supplier is otherwise unable or unwilling to supply us with these components using its existing manufacturing site and manufacturing processes, any decision on our CE Certificate of Conformity application would be delayed beyond our current expectations, and we may be required to engage and validate a new supplier for these components, which would substantially delay the timing of a decision on our CE Certificate of Conformity application, perhaps indefinitely. We continue to work with our supplier to ensure preparedness for an inspection to support the CE certification and future commercial manufacturing. However, the timing of the ultimate decision on our CE Certificate of Conformity application and the related timing at which we may be able to affix the CE Mark to our product, remains subject to the satisfactory resolution of this dispute, including our current supplier’s willingness to continue to supply us with these components using its existing manufacturing site and manufacturing processes throughout our CE Certificate of Conformity application and afterwards, if obtained, or alternatively, the engagement and validation of a new supplier of these key components, and in any event will be based on questions about our application for a CE Certificate of Conformity and the timing of the responses, and we cannot predict when we may receive an approval, if ever. Moreover, we do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to support a CE Certificate of Conformity, even if limited to a target patient population having chronic anemia. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We will likely need to generate additional safety and efficacy data in order to achieve broad label claim or market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. These data may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals or certification in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval, certification and market acceptance will need to be resolved prior to the initiation of further clinical trials.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system in the United States will come from our agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $278.9 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has exercised approximately $182.0 million under the base period of the agreement and associated options. Accordingly, our ability to receive any of the unexercised $96.9 million in additional funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. In addition, activities covered under the base period and exercised options may ultimately take longer than is allowed or cost more than is covered by the BARDA contract. Exercised and unexercised options under the BARDA contract will likely require a longer performance period to complete than is remaining on our agreement; if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. In addition, should there be a temporary funding shortfall with any of the activities contemplated, we may need to cease, delay or defer completion of the activities until the funding shortfall is resolved, if ever. For example, we know that certain options are expected to run out of approved amounts under the agreement in the near-term. Should BARDA be unable to secure additional funds to support those ongoing costs timely, or at all, we will have to cease, delay, defer or pay for ongoing activities. We are uncertain how the current U.S. debt ceiling will affect BARDA funding. We have hired and maintain staffing, as well as having entered into agreements with third parties to perform activities associated with the BARDA contract. Should we be unable to fully utilize the personnel or third parties as planned, either because of BARDA funding or time limitations, or other reasons, we may be forced to bear costs that we had anticipated would be covered under the contract. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. The uncertainty regarding the after effects of the COVID-19 pandemic, and its impact on participating blood centers, hospitals and their patients, severe weather or other natural disaster impacts to sites enrolling our clinical trials may all negatively impact our ability to complete our clinical trials. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreement, our ability to meet the anticipated milestones may be impaired.

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

Further, certain distributors and customers require, and potential future distributors or customers may require, product with a minimum shelf life. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we choose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins. In order to meet minimum shelf-life requirements, we may need to manufacture sufficient product to meet estimated forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. Our platelet and plasma systems’ disposable kits have 6 to 24 months shelf lives from the date of manufacture. Should we change or modify any of our product configurations or components, such future configurations of our products may not achieve the same shelf life that existing products have. For instance, until we are able to generate data satisfactory to the FDA regarding the stability of platelet products using a component manufactured with a new solvent, our platelet product shelf life will be limited to six months in the U.S. Given the short shelf life in the U.S. and logistical challenges of producing the products in Europe before shipping to the U.S., we may incur elevated air freight costs, may receive requests by customers to return expired product or we may not be able to supply product to customers in the U.S. with sufficient shelf life, each of which would negatively impact our results of operations. In addition, we may need to impair the value of any purchased inventory if we believe we will not be able to supply product to U.S. customers with sufficient shelf life. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. We have entered into certain public tenders or may enter into commercial contracts with customers, that call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in penalty fees, permanent harm to our customer relations or loss of customers. In addition, certain large national prospective customers, like those in the UK or Japan, may choose to convert all of their operations to INTERCEPT. Should we or our suppliers encounter any manufacturing issues or if we and our suppliers are not able to build more manufacturing capacity, we may not be able to satisfy all of the global demand or may have to allocate available product to certain customers which may force customers to adopt competing products, which could permanently impact our ability to convert those customers to INTERCEPT users and may negatively impact our customers operations and consequently, our competitive position and reputation. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient.

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

As of June 30, 2023, our total indebtedness under our 2023 Term Loan Credit Agreement and 2023 Revolving Loan Credit Agreement was approximately $71.4 million. All of our current and future assets, except for intellectual and certain investments in subsidiaries and affiliates, are secured, are secured for our borrowings under the 2023 Term Loan Credit Agreement and 2023 Revolving Loan Credit Agreement. The 2023 Term Loan Credit Agreement and 2023 Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the 2023 Term Loan Credit Agreement or the 2023 Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the 2023 Term Loan Credit Agreement or the 2023 Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the 2023 Term Loan Credit Agreement or the 2023 Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the 2023 Term Loan Credit Agreement. Our 2023 Term Loan requires principal payments beginning in April 2023 until March 1, 2026.

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

We will need to maintain and may need to increase our competence and size in a number of functions, including sales, deployment and product support, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with U.S., EU, South American, Asian and local standards and practices, including regulatory, legal and tax requirements, some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. Currently, we, third-party suppliers and vendors and customers are experiencing an extremely tight labor market exacerbating our ability to attract and retain talent. Furthermore, a significant component of our employee compensation and retention practice involves stock-based compensation. Given the pull back in our stock price, key talent may not find our stock-based compensation to be a compelling reason to stay employed at Cerus. We recently enacted a restructuring plan and reduced our workforce by approximately 10 percent. The absence of such employees may require us to reduce the scope of activities we planned for or result in an impact to our operations, including but not limited to our quality systems, ability to timely meet our deadlines, sufficiently service customers, adequately and timely respond to regulatory authorities and maintain an effective internal control structure, among others. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the product revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition. Furthermore, we may choose to seek alternative ways to sell or treat blood components with our products. These may include new business models, which may include selling kits to blood centers, performing inactivation ourselves, staffing blood centers or selling services or other business model changes. We have no experience with these types of business models, or the regulatory requirements or licenses needed to pursue such new business models. We cannot assure you that we will pursue such business models or if we do, that we will be successful. For example, in early 2021, we formed a joint venture with a Chinese entity with the intent to develop and commercialize blood transfusion products to enhance blood safety in the People's Republic of China. Our involvement in the joint venture may be a distraction for our management and impair our ability to successfully and timely manage our other operations. Additionally, the operations of the joint venture may require future capital infusion from us and we may never see a return from our investment in the joint venture.

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

In the past, a meaningful amount of our product revenue has come from sales to distributors for the Russian and CIS country markets, as well as Middle Eastern markets. While we believe that all patients wanting access to INTERCEPT-treated blood components should have access, Russia’s ongoing war against Ukraine and the elevated U.S. and EU sanctions imposed against Russia has made servicing our distributor in Russia more difficult. We understand that certain of our products are now prohibited to be sold under recently enacted U.S. sanctions against Russia. While we are applying for a license to continue ensuring that Russian patients can receive INTERCEPT products, we cannot assure you when we will be successful in obtaining such a license, if ever, or for what duration such a license may be effective if we ever receive one. Furthermore, because of the severe devaluation of the ruble in the currency markets, our products have become more costly for the Russian market. Should the situation persist or worsen, including sanctions in response to the war, we may be unable to service our Russian distributor. Weakness and/or instability in worldwide oil demand and/or prices, civil, political and economic disturbances and any potential spillover effect may have a negative impact on markets that we service.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (6)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.7

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CERUS CORPORATION

Date: August 3, 2023	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)