Form 10-Q
period 2023-09-30
CERUS CORP
filed 2023-11-02
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 19, 2023, there were 181,197,000 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,389	$35,585
Short-term investments	61,617	66,569
Accounts receivable	24,546	34,426
Current inventories	42,661	29,003
Prepaid and other current assets	4,723	4,561
Total current assets	150,936	170,144
Non-current assets:
Property and equipment, net	9,252	10,969
Operating lease right-of-use assets	11,029	12,512
Goodwill	1,316	1,316
Restricted cash	1,770	1,773
Non-current inventories	21,287	15,494
Other assets	10,254	5,884
Total assets	$205,844	$218,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,519	$33,002
Accrued liabilities	19,620	25,203
Debt – current	18,779	56,159
Operating lease liabilities – current	2,268	2,105
Deferred product revenue	936	589
Total current liabilities	80,122	117,058
Non-current liabilities:
Debt – non-current	59,789	13,644
Operating lease liabilities – non-current	14,083	15,329
Other non-current liabilities	2,827	3,499
Total liabilities	156,821	149,530
Commitments and contingencies
Stockholders' equity:
Common stock	181	177
Additional paid-in capital	1,093,494	1,077,341
Accumulated other comprehensive loss	(2,225)	(2,787)
Accumulated deficit	(1,043,282)	(1,007,121)
Total Cerus Corporation stockholders' equity	48,168	67,610
Noncontrolling interest	855	952
Total liabilities and stockholders' equity	$205,844	$218,092

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product revenue	$39,772	$39,571	$109,599	$118,014
Cost of product revenue	17,956	17,662	49,158	55,456
Gross profit on product revenue	21,816	21,909	60,441	62,558
Government contract revenue	7,479	6,772	23,856	18,980
Operating expenses:
Research and development	16,783	16,220	53,351	45,493
Selling, general and administrative	16,155	19,908	58,247	60,175
Restructuring	1,600	—	3,728	—
Total operating expenses	34,538	36,128	115,326	105,668
Loss from operations	(5,243)	(7,447)	(31,029)	(24,130)
Non-operating expense, net:
Foreign exchange gain (loss)	166	234	22	(68)
Interest expense	(2,364)	(1,406)	(6,157)	(4,134)
Other income (expense), net	233	165	1,159	(647)
Total non-operating expense, net	(1,965)	(1,007)	(4,976)	(4,849)
Loss before income taxes	(7,208)	(8,454)	(36,005)	(28,979)
Provision for income taxes	78	67	253	221
Net loss	(7,286)	(8,521)	(36,258)	(29,200)
Net loss attributable to noncontrolling interest	(19)	(39)	(97)	(45)
Net loss attributable to Cerus Corporation	$(7,267)	$(8,482)	$(36,161)	$(29,155)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.04)	$(0.05)	$(0.20)	$(0.17)
Weighted average shares outstanding:
Basic and diluted	180,938	177,236	179,950	176,231

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(7,286)	$(8,521)	$(36,258)	$(29,200)
Other comprehensive (loss) income
Foreign currency translation adjustment	(3)	—	(101)	—
Unrealized gains (losses) on available-for-sale investments, net of taxes	211	(1,036)	663	(3,040)
Comprehensive loss	(7,078)	(9,557)	(35,696)	(32,240)
Comprehensive loss attributable to noncontrolling interest	(19)	(39)	(97)	(45)
Total comprehensive loss attributable to Cerus Corporation	$(7,059)	$(9,518)	$(35,599)	$(32,195)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2022	177,582	$177	$1,077,341	$(2,787)	$(1,007,121)	$952	$68,562
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	2,890	3	423	—	—	—	426
Stock-based compensation	—	—	5,669	—	—	—	5,669
Other comprehensive income	—	—	—	546	—	—	546
Net loss	—	—	—	—	(15,619)	(22)	(15,641)
Balances as of March 31, 2023	180,472	$180	$1,083,433	$(2,241)	$(1,022,740)	$930	$59,562
Issuance of common stock from vesting of restricted stock units	237	1	(70)	—	—	—	(69)
Stock-based compensation	—	—	5,720	—	—	—	5,720
Other comprehensive loss	—	—	—	(192)	—	—	(192)
Net loss	—	—	—	—	(13,275)	(56)	(13,331)
Balances as of June 30, 2023	180,709	$181	$1,089,083	$(2,433)	$(1,036,015)	$874	$51,690
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	457	—	432	—	—	—	432
Stock-based compensation	—	—	3,979	—	—	—	3,979
Other comprehensive loss	—	—	—	208	—	—	208
Net loss	—	—	—	—	(7,267)	(19)	(7,286)
Balances as of September 30, 2023	181,166	$181	$1,093,494	$(2,225)	$(1,043,282)	$855	$49,023

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2021	173,670	$174	$1,048,936	$(149)	$(964,342)	$998	$85,617
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	3,134	3	2,135	—	—	—	2,138
Stock-based compensation	—	—	6,426	—	—	—	6,426
Other comprehensive loss	—	—	—	(1,486)	—	—	(1,486)
Net loss	—	—	—	—	(12,284)	—	(12,284)
Balances as of March 31, 2022	176,804	$177	$1,057,497	$(1,635)	$(976,626)	$998	$80,411
Issuance of common stock from exercise of stock options and vesting of restricted stock units	274	—	256	—	—	—	256
Stock-based compensation	—	—	5,007	—	—	—	5,007
Other comprehensive loss	—	—	—	(518)	—	—	(518)
Net loss	—	—	—	—	(8,389)	(6)	(8,395)
Balances as of June 30, 2022	177,078	$177	$1,062,760	$(2,153)	$(985,015)	$992	$76,761
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	325	—	1,101	—	—	—	1,101
Stock-based compensation	—	—	5,768	—	—	—	5,768
Other comprehensive loss	—	—	—	(1,036)	—	—	(1,036)
Net loss	—	—	—	—	(8,482)	(39)	(8,521)
Balances as of September 30, 2022	177,403	$177	$1,069,629	$(3,189)	$(993,497)	$953	$74,073

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net loss	$(36,258)	$(29,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,952	2,335
Stock-based compensation	15,368	17,201
Non-cash operating lease cost	1,563	1,028
Changes in valuation of warrant investment	—	245
Net gain on sale of available-for-sale securities	50	102
Unrealized gain on investments	(1)	(484)
Impairment of long-lived assets	—	542
Impairment charges for facilities consolidation	1,698	—
Non-cash interest expense	290	474
Foreign currency remeasurement (gain) loss	(1,396)	540
Changes in operating assets and liabilities:
Accounts receivable	9,687	(3,168)
Inventories	(19,519)	(2,519)
Prepaid and other assets	(1,509)	1,509
Accounts payable	8,089	(5,370)
Accrued liabilities and other non-current liabilities	(8,346)	(7,175)
Deferred product revenue	347	81
Net cash used in operating activities	(27,985)	(23,859)
Investing activities
Capital expenditures	(4,603)	(765)
Purchases of investments	(2,404)	(22,657)
Proceeds from maturities and sale of investments	7,415	24,503
Net cash provided by investing activities	408	1,081
Financing activities
Net proceeds from equity incentives	925	3,594
Net costs from public offerings	(137)	(42)
Net proceeds on revolving line of credit	3,870	183
Proceeds from loans	5,000	—
Debt issuance costs	(168)	—
Net cash provided by financing activities	9,490	3,735
Effect of exchange rates on cash, cash equivalents, and restricted cash	(112)	(1,128)
Net decrease in cash, cash equivalents, and restricted cash	(18,199)	(20,171)
Cash, cash equivalents, and restricted cash, beginning of period	37,358	51,044
Cash, cash equivalents, and restricted cash, end of period	$19,159	$30,873

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation, its subsidiary, and its variable interest entity in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance, after elimination of all intercompany accounts and transactions (together with Cerus Corporation, hereinafter “Cerus” or the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any future periods.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and nine months ended September 30, 2023 and 2022, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product revenue:
North America	$25,983	$26,079	$67,077	$73,856
Europe, Middle East and Africa	13,614	13,115	41,175	42,815
Other	175	377	1,347	1,343
Total product revenue	$39,772	$39,571	$109,599	$118,014

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally require payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration is estimated to be unconditional. The Company's conditional rights to the consideration are recorded as contract assets. As of September 30, 2023 and December 31, 2022, the Company had $1.3 million and $0.1 million, respectively, of contract assets included in “Prepaid and other current assets” on the Company’s condensed consolidated balance sheets.

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of September 30, 2023 and December 31, 2022, $2.3 million and $1.9 million, respectively, were included in “Other assets” on the Company’s condensed consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of September 30, 2023 and December 31, 2022, $2.5 million and $1.9 million, respectively, were included in “Other non-current liabilities” on the Company's condensed consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income (expense), net”, on the Company’s condensed consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of September 30, 2023 and December 31, 2022, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of September 30, 2023 and December 31, 2022, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At September 30, 2023, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had two customers that accounted for more than 10% of the Company’s outstanding accounts receivable at September 30, 2023 and December 31, 2022, respectively. These customers cumulatively represented approximately 50% and 49% of the Company’s outstanding trade receivables at September 30, 2023 and December 31, 2022, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At September 30, 2023 and December 31, 2022, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain components for the illuminators. Platelet and plasma systems’ disposable kits generally expire no later than 24 months from the date of manufacture. In the U.S., until the Company is able to generate data satisfactory to the FDA regarding the stability of the disposable kits for the platelet system using a component manufactured with a new solvent, the shelf life for our platelet kits will be limited to six months. Illuminators and individual components do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Non-current inventories” in the condensed consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At September 30, 2023 and December 31, 2022, the Company had $1.1 million and $0.7 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

Operating expenses for the JV were less than $0.1 million during the three months ended September 30, 2023, and $0.2 million during the nine months ended September 30, 2023. Operating expenses for the JV were de minimis during the three and nine months ended September 30, 2022.

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

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and nine months ended September 30, 2023 and 2022, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2023 and 2022 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average number of anti-dilutive potential shares:
Stock options	14,733	16,265	15,023	16,109
Restricted stock units	10,722	7,982	10,206	7,606
Employee stock purchase plan rights	181	144	431	230
Total	25,636	24,391	25,660	23,945

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at September 30, 2023 and December 31, 2022.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at September 30, 2023 (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$4,170	$—	$—	$—	$4,170
United States government agency securities	26,270	—	(587)	—	25,683
Corporate debt securities	34,043	—	(1,089)	—	32,954
Mortgage-backed securities	3,428	—	(448)		2,980
Total available-for-sale securities	$67,911	$—	$(2,124)	$—	$65,787

The following is a summary of available-for-sale securities at December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$14,472	$—	$—	$—	$14,472
United States government agency securities	27,200	41	(818)	—	26,423
Corporate debt securities	38,496	2	(1,703)	—	36,795
Mortgage-backed securities	3,660	7	(316)	—	3,351
Total available-for-sale securities	$83,828	$50	$(2,837)	$—	$81,041

Available-for-sale securities at September 30, 2023 and December 31, 2022, consisted of the following by contractual maturity (in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$30,414	$29,797	$28,284	$27,907
Greater than one year and less than five years	37,497	35,990	55,544	53,134
Total available-for-sale securities	$67,911	$65,787	$83,828	$81,041

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$2,075	$(39)	$30,879	$(1,050)	$32,954	$(1,089)
United States government agency securities	8,253	(115)	17,430	(471)	25,683	(586)
Mortgage-backed securities	425	(21)	2,555	(428)	2,980	(449)
Total	$10,753	$(175)	$50,864	$(1,949)	$61,617	$(2,124)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$16,500	$(544)	$20,050	$(1,159)	$36,550	$(1,703)
United States government agency securities	9,869	(234)	11,362	(584)	21,231	(818)
Mortgage-backed securities	1,725	(98)	1,416	(218)	3,141	(316)
Total	$28,094	$(876)	$32,828	$(1,961)	$60,922	$(2,837)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The Company did not record any gross realized gains from the sale or maturity of available-for-sale investments during both of the nine months ended September 30, 2023 and 2022. The Company recorded $0.1 million of gross realized losses from the sale or maturity of available-for-sale investments during both of the nine months ended September 30, 2023 and 2022.

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

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at September 30, 2023 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$4,170	$4,170	$—	$—
United States government agency securities	Short-term investments	25,683	—	25,683	—
Corporate debt securities	Short-term investments	32,954	—	32,954	—
Mortgage-backed securities	Short-term investments	2,980	—	2,980	—
Total short-term investments		$65,787	$4,170	$61,617	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2022 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$14,472	$14,472	$—	$—
United States government agency securities	Short-term investments	26,423	—	26,423	—
Corporate debt securities	Short-term investments	36,795	—	36,795	—
Mortgage-backed securities	Short-term investments	3,351	—	3,351	—
Total short-term investments		$81,041	$14,472	$66,569	$—

The Company did not have any transfers among fair value measurement levels during the three and nine months ended September 30, 2023 and 2022.

The following table provides a summary of the total loss recognized in the Company’s condensed consolidated statements of operations due to changes in the fair value of the warrant (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Loss from changes in the fair value of level 3 investments	$—	$(9)	$—	$(245)

Note 3. Inventories

Inventories at September 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$15,432	$12,051
Work-in-process	21,517	16,078
Finished goods	26,999	16,368
Total inventories	63,948	44,497
Less: non-current inventories	21,287	15,494
Total current inventories	$42,661	$29,003

Non-current inventories primarily consists of raw materials and work-in-process.

Note 4. Accrued Liabilities

Accrued liabilities at September 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation and related costs	$10,718	$17,577
Accrued professional services	3,401	2,581
Other accrued expenses	5,501	5,045
Total accrued liabilities	$19,620	$25,203

Note 5. Restructuring

In June 2023, pursuant to the Board of Directors’ approval, the Company began implementing a restructuring plan to pursue greater efficiency and to realign its business and strategic priorities. This included a facilities consolidation strategy to cease use of a part of its corporate office building under its operating lease (see Note 7, Commitments and Contingencies) and reduction in force of its employee base. Affected employees received severance consideration and continuation of benefits, as well as transition assistance. During the three and nine months ended September 30, 2023, the Company recognized $1.6 million and $3.7 million, respectively, of restructuring charges related to severance cost and facilities consolidation. The Company expects to substantially complete implementing the restructuring plan in 2023. A summary of the Company’s restructuring costs for one-time termination benefits is as follows (in thousands):

	Balance at	Restructuring		Balance at
	December 31, 2022	Charge	Cash Payments	September 30, 2023
One-time termination benefits	$—	$1,659	$(1,511)	$148
Other	—	367	(75)	292
Total	$—	$2,026	$(1,586)	$440

Note 6. Debt

Debt at September 30, 2023, consisted of the following (in thousands):

	Principal	Unamortized Discount	Total
Term Loan	$60,000	$(211)	$59,789
Revolving Loan	18,779	—	18,779
Total debt	78,779	(211)	78,568
Less: current portion	18,779	—	18,779
Non-current portion	$60,000	$(211)	$59,789

Debt at December 31, 2022, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$55,000	$(106)	$54,894
Revolving Loan	14,909	—	14,909
Total debt	69,909	(106)	69,803
Less: current portion	56,159	—	56,159
Non-current portion	$13,750	$(106)	$13,644

Principal, interest and fee payments on Term Loan Credit Agreement at September 30, 2023, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2023	$—	$1,809	$1,809
2024	—	7,277	7,277
2025	—	7,257	7,257
2026	22,500	6,348	28,848
2027	30,000	2,871	32,871
2028	7,500	1,352	8,852
Total	$60,000	$26,914	$86,914

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

On March 31, 2023, the Company entered into an Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) which amended and restated the Prior Term Loan Credit Agreement. The Term Loan Credit Agreement provides a secured term loan facility in an aggregate principal amount of up to $75.0 million. The Company borrowed the first advance of $40.0 million (“Tranche 1”) and the second advance of $15.0 million (“Tranche 2”) on the closing date to refinance the term loans under the Prior Term Loan Credit Agreement. Under the terms of the Term Loan Credit Agreement, (i) the third advance of $10.0 million (“Tranche 3”) is available to the Company through July 1, 2024, and (ii) the fourth advance of $10.0 million (“Tranche 4”), will be available to the Company from July 1, 2024 through July 1, 2025, subject to the Company’s satisfaction of certain other conditions described in the Term Loan Credit Agreement.

On September 1, 2023, the Company entered into Amendment 1 of the Term Loan Credit Agreement. At the close of this amendment, the Company borrowed $5.0 million available under Tranche 3. The remaining $5.0 million will be available to the Company through July 1, 2024, subject to the Company's satisfaction of certain conditions described in the Term Loan Credit Agreement.

Tranche 1, Tranche 2, the borrowed portion of Tranche 3, and, if borrowed, the remaining portion of Tranche 3 and Tranche 4, each bear interest at a floating rate equal to the sum of the Term SOFR rate (subject to a floor of 1.00%) plus 6.50%. The proceeds from Tranche 3 and Tranche 4 are expected to be used for working capital and general corporate purposes. Interest on each term loan advance is due and payable monthly in arrears. Interest only payments are due for the first 36 months, and the remaining payments are due over the remaining 24 months. The interest only payment period can be extended for 12 months upon achievement of a specified trailing 12 month net revenue target. The interest rate at September 30, 2023 is approximately 11.9%.

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

The Company also maintained a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Prior Revolving Loan Credit Agreement”) with MidCap. The borrowing limit under the Prior Revolving Loan Credit Agreement was $15.0 million. The amount borrowed under the Prior Revolving Loan Credit Agreement could be increased, upon request by the Company, by up to an additional $5.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Prior Revolving Loan Credit Agreement has a maturity date of March 1, 2024.

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

As of September 30, 2023 and December 31, 2022, the Company had borrowed $18.8 million and $14.9 million under the Revolving Loan Credit Agreement and the Prior Revolving Loan Credit Agreement, respectively, which is included in “Debt – current” in the Company's condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at September 30, 2023. Additionally, the Company’s obligations under both agreements are secured by a security interest in substantially all of the Company’s assets, with some exclusions.

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

The Company reduced its office space and ceased using approximately 15,000 square feet of rentable area of corporate office building during the third quarter of 2023. The Company recognized a loss of $1.6 million related to this facilities consolidation in the three months ended September 30, 2023 in “Restructuring” on the Company’s condensed consolidated statements of operations.

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash payments for operating leases	$3,257	$2,491
Right-of-use assets obtained in exchange for operating lease obligations	1,099	1,354

	Nine Months Ended
	September 30,
	2023	2022
Weighted-average remaining lease term	5.7	6.7 years
Weighted-average discount rate	8.6%	8.4%

Future minimum non-cancelable payments under operating leases as of September 30, 2023, were as follows (in thousands):

Operating Leases
2023 (remainder)	$886
2024	3,472
2025	3,100
2026	3,085
2027	3,382
Thereafter	7,420
Total future lease payments	$21,345
Less imputed interest	4,994
Present value of lease liabilities (1)	$16,351

(1) Lease liabilities include those operating leases that we plan to sublease as a part of our facilities consolidation restructuring efforts. See Note 5 for additional information of restructuring.

The operating lease expense for the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease expense	$877	$837	$2,595	$2,406

As of September 30, 2023, the Company had no leases that have not yet commenced.

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of September 30, 2023, the Company had $12.1 million of short-term purchase commitments and $5.5 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

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

During the nine months ended September 30, 2023, no shares of the Company’s common stock were sold under the Sales Agreement or the Amended Sales Agreement. At September 30, 2023, the Company had approximately $96.8 million of common stock available to be sold under the Amended Sales Agreement.

Note 9. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan, eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. At September 30, 2023, the Company had 0.8 million shares available for future issuance.

2008 Equity Incentive Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12 million shares. In June 2023, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.0 million shares. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock granted under the Amended 2008 Plan are limited to 500,000 shares of common stock per calendar year. Performance-based cash awards granted under the Amended 2008 Plan are limited to $1.0 million per recipient per calendar year. At September 30, 2023, 2.6 million shares of performance-based stock awards were outstanding.

At September 30, 2023, the Company had approximately 40.0 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 14.5 million shares and 11.5 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 14.0 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2022	15,756	$5.12
Granted	—	—
Exercised	—	—
Forfeited/canceled	(1,228)	4.17
Balance at September 30, 2023	14,528	5.20

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	8,497	$5.76
Granted (1)	6,968	2.69
Vested (1)	(3,112)	5.69
Forfeited (1)	(820)	4.59
Balance at September 30, 2023	11,533	4.01

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

Note 10. Income Taxes

The Company recorded income tax expense of $0.1 million during the three months ended September 30, 2023 and 2022, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of $0.3 million and $0.2 million during the nine months ended September 30, 2023 and 2022, respectively, primarily related to the operating profits of the Company’s Cerus Europe B.V. subsidiary.

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

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In September 2023, BARDA committed an additional $3.5 million raising the committed funding to up to $185.5 million as of September 30, 2023. However, the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, was reduced by $8.8 million and would bring the total funding opportunity to $270.2 million through September 2026. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for up to $1.4 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time. As of both September 30, 2023 and December 31, 2022, $4.0 million of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to BARDA.

In September 2020, the Company entered into a five-year agreement with the U.S. Food and Drug Administration (“FDA”) for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total potential contract value is $11.1 million. As of September 30, 2023 and December 31, 2022, $0.3 million and $0.2 million, respectively, of billed and unbilled amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets related to FDA.

In September 2022, the Company entered into an agreement with the U.S. Department of Defense Industrial Base Analysis and Sustainment program (“DoD”) for the development of pathogen reduced, lyophilized cryoprecipitate to treat bleeding due to trauma. In May 2023, the Company and the DoD entered into an amendment to the agreement to extend the agreement to February 2027 and increased the total contract value from $9.1 million to $17.8 million. The revenue of DoD contract is recognized on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs over the performance period of the agreement. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. The estimate of the Company’s measure of progress, which can include additional services, if any, and the estimate of any additional consideration for those additional services, if any, are included in the transaction price which is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis. As such, management applies a certain amount of judgment in estimating both the services and the corresponding timeline through to completion of the performance obligation, which are key inputs when using the cost-to-cost input method. Given that the estimate of the Company’s measure of progress is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis, a significant change in the remaining estimated costs to complete the services (including revisions to transaction price) could have a significant impact on revenues previously recognized under this arrangement (including reversal of previously recognized revenue) at each reporting date.

As of September 30, 2023, no billed amounts were included in accounts receivable on the Company’s condensed consolidated balance sheets. As of December 31, 2022, $0.5 million of billed amount were included in accounts receivable on the Company’s condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, $1.3 million and $0.1 million, respectively, of unbilled amount with milestone payment contingency were included in other current assets on the Company’s condensed consolidated balance sheets related to DoD.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
American Red Cross	35%	39%	35%	36%
Établissement Français du Sang	12%	13%	13%	13%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A, “Risk Factors.” These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements about:

•
the impact of macroeconomic developments, including the ongoing conflict between Ukraine and Russia and the state of war between Israel and Hamas and the risk of a larger regional conflict on our business and operations as well as the business or operations of our customers, manufacturers, research partners, and other third parties with whom we conduct business;
•
future sales of and anticipated demand for, and our ability to effectively commercialize and achieve market acceptance of the INTERCEPT™ Blood System, including our ability to comply with applicable United States, or U.S., and foreign laws, regulations and regulatory requirements;
•
our ability to successfully complete the development of, receive regulatory approvals for and commercialize the red blood cell system;
•
our strategy and the potential therapeutic applications for the INTERCEPT Blood System;
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

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System. Our INTERCEPT Blood System is intended for use with blood components and certain of their derivatives: plasma, platelets, red blood cells and to produce INTERCEPT Fibrinogen Complex, or IFC, and pathogen reduced plasma, cryoprecipitate reduced. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received a broad range of regulatory approvals and certifications, and are being marketed and sold in a number of countries around the world, including the U.S., certain countries in Europe, the Commonwealth of Independent States, or CIS, the Middle East, and Latin America and selected countries in other regions of the world. Additionally, we have received FDA approval for the INTERCEPT Blood System for Cryoprecipitation which uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. In addition, the INTERCEPT Blood System for Cryoprecipitation is used to produce pathogen reduced plasma, cryoprecipitate reduced. We currently sell the platelet and plasma systems using our direct sales force and through distributors and we sell IFC or disposable kits to manufacture IFC in the U.S. using our direct sales force.

The platelet system is approved by the U.S. Food and Drug Administration, or FDA, in the U.S. for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in 100% plasma or InterSol in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and as an alternative to gamma irradiation for prevention of transfusion-associated graft versus host disease, or TA-GVHD. The plasma system is approved by the FDA in the U.S. for ex vivo preparation of pathogen-reduced, whole blood derived or apheresis plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion, and as an alternative to gamma irradiation for prevention of TA-GVHD. Outside of the U.S., the platelet system and the plasma system have received approvals in accordance with the European Union Medical Device Regulations, or MDR, to affix the CE Certificate of Conformity, or CE Mark, to these products.

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

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. Beginning in 2021, we began supplying INTERCEPT Blood System for Cryoprecipitation to select blood centers that manufacture IFC for us, and completed our first sale of IFC to a hospital customer. We commercialize and sell the finished IFC made by our manufacturing blood center partners directly to hospitals and indirectly through certain blood centers. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete its process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before we or they can sell finished IFC to hospital customers outside of the states producing IFC. While three of our manufacturing partners received their Biologics License Application, or BLAs, from CBER, we plan to continue working with our other U.S.-based blood centers manufacturing partners to support these activities and any delay in obtaining these licenses would adversely impact the nationwide availability of our finished IFC in the U.S. In addition, we have also entered into certain agreements with blood centers who will purchase the finished IFC from us to sell to their hospital customers, and with blood center and blood center affiliate organizations to sell the INTERCEPT Blood System for Cryoprecipitation kits which will allow those blood centers and blood center affiliate organizations to produce finished IFC for their own sales efforts to hospitals.

We have borrowed and, in the future, may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, as described below, or potentially pursuant to new arrangements with different lenders. We have borrowed and may in the future borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Fresenius

Fresenius Kabi AG, Fenwal France SAS, and Fenwal International, Inc., or collectively, Fresenius, manufactures and supplies the platelet and plasma systems to us under our Second Amended and Restated Supply and Manufacturing Agreement, or the 2022 Agreement, until December 31, 2031. Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for the platelet and plasma systems. The 2022 Agreement permits us to purchase sets for the platelet and plasma systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. The term of the 2022 Agreement will automatically renew for successive two-year periods unless terminated by either party upon two years’ prior written notice, in the case of the initial term, or one year prior written notice, in the case of any successive renewal term. Each party has normal and customary termination rights, including termination for material breach. Pricing under the 2022 Agreement for the initial term is based on volume purchases by us and subject to an annual adjustment based on variation in a price index. For a discussion of the risks presented to our supply chain, see “Part II, Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q.

See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding the Supply Agreement with Fresenius.

Government contracts

In June 2016, we entered into an agreement with BARDA to support our development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells, including access to funding that could potentially support various activities, including conducting studies necessary to support a potential premarket approval application submission to the FDA for the red blood cell system, and accelerating commercial scale up activities to facilitate potential adoption of the red blood cell system by U.S. blood centers.

This agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of September 30, 2023, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $185.5 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement could reach up to $270.2 million through September 2026. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. If certain additional Option Periods are exercised by BARDA, we will be responsible for up to $1.4 million of co-investment. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding the agreement with BARDA.

In September 2020, we entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. Under the agreement, we are reimbursed and will recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The total potential contract value is $11.1 million. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding the agreement with the FDA.

In September 2022, we entered into an agreement with the U.S. Department of Defense, or DoD, for the development of pathogen reduced, lyophilized cryoprecipitate to treat bleeding due to trauma. In May 2023, we entered into an amendment to the agreement with DoD to extend the agreement to February 2027 and increased the total contract value from $9.1 million to $17.8 million. Under the agreement, we are reimbursed upon completion of each milestone and will recognize revenue based on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs. Revenue is recorded as a percentage of the overall contract price based on the extent of progress towards completion. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding the agreement with the DoD.

Equity Agreements

See Note 8, Stockholders’ Equity, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding the Amended Sales Agreement.

Debt Agreement

See Note 6, Debt, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Three and nine months ended September 30, 2023 and 2022

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Product revenue	$39,772	$39,571	$201	1%	$109,599	$118,014	$(8,415)	(7%)
Government contract revenue	7,479	6,772	707	10%	23,856	18,980	4,876	26%
Total revenue	$47,251	$46,343	$908	2%	$133,455	$136,994	$(3,539)	(3%)

Product revenue increased slightly during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to a stronger Euro compared to the U.S. dollar during the three months ended September 30, 2023, compared to the same period of last year. Product revenue decreased during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to year-over-year sales volume decrease of disposable platelet system kit sales as a result of U.S. customers rebalancing their inventory levels due to a temporary reduction in the FDA approved shelf life for U.S. INTERCEPT platelet kits. We expect product revenue for INTERCEPT disposable kits to increase in future periods driven by growth in our platelet business due in part to increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway. We understand our customers have experienced overall supply chain challenges which may necessitate carrying lower inventory levels, which in turn, may impact our operations. We expect to see product revenue growth in future periods. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

Government contract revenue increased during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily due to an increase in revenue from BARDA and from the DoD contract which was entered into in the third quarter of 2022. We do not anticipate that government contracts revenue will materially change from historical long-term trends.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Cost of product revenue	$17,956	$17,662	$294	2%	$49,158	$55,456	$(6,298)	(11%)

Cost of product revenue slightly increased during the three months ended September 30, 2023, compared to the three months ended September 30, 2022 consistent with the increase in product revenue for the same comparative periods. Cost of product revenue decreased during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease in the cost of product revenue was primarily due to the volume of product sold driven largely by a decrease in disposable platelet kit sales to U.S. customers, and the benefit of a strengthening of the U.S. dollar relative to our Euro denominated manufacturing and supply costs.

Our gross margin on product sales was 55% during both the three and nine months ended September 30, 2023, compared to 55% and 53%, respectively, during the three and nine months ended September 30, 2022. Margins were impacted by the mix of geographies into which products were sold, with the U.S. kit sales growing over sales in other regions and, to a lesser extent product mix, with platelet kit sales representing a larger proportion of overall sales during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022. Changes in our gross margin on product sales are affected by various factors, including prices of products sold, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, the mix of product sold, and the mix of customers to which products are sold. Furthermore, we may experience cost pressure due to the inflationary environment, increased transportation costs and an adverse impact on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Further, until we are able to generate data satisfactory to the FDA regarding the stability of the disposable kits for the platelet system using a component manufactured with a new solvent, the shelf life for our platelet kits will be limited to six months in the U.S., straining our supply chain and distribution to customers to supply product with sufficient remaining available shelf life. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Research and development	$16,783	$16,220	$563	3%	$53,351	$45,493	$7,858	17%

Research and development expenses increased during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily due to the development on our next generation illuminator and increased clinical research activities.

We expect to incur additional research and development costs associated with inflationary pressures on labor and study costs, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., completing activities in support of our completed application for a CE Certificate of Conformity for our red blood cell system in the EU, new product development and product enhancements, including potential new label claims, design efforts on our illuminator, and costs associated with performing the activities under our government contracts. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of macroeconomic developments, including the ongoing conflict between Ukraine and Russia and the state of war between Israel and Hamas and the risk of a larger regional conflict, the uncertainty of future preclinical studies and clinical trial results and the uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Selling, general and administrative	$16,155	$19,908	$(3,753)	(19%)	$58,247	$60,175	$(1,928)	(3%)

Selling, general and administrative expenses decreased during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily driven by the decreased headcount due to the reduction in force in the second quarter of 2023 and decreased non-cash stock-based compensation.

Restructuring

In June 2023, we began implementing a restructuring plan to pursue greater efficiency and to realign our business and strategic priorities, which included a reduction in force of our employee base during the three months ended June 30, 2023. The restructuring also included a facilities consolidation strategy to cease use of a part of our corporate office building which occurred during the third quarter of 2023. We recognized certain charges related to our facilities consolidation in the three months ended September 30, 2023. A summary of our restructuring charges for the three and nine months ended September 30, 2023 is as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	Change		2023	2022	Change
Restructuring	$1,600	$—	$1,600	100%	$3,728	$—	$3,728	100%

See Note 5, Restructuring in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding the restructuring charges related to one-time termination benefits.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Foreign exchange gain (loss)	$166	$234	$(68)	(29%)	$22	$(68)	$90	(132%)
Interest expense	(2,364)	(1,406)	(958)	68%	(6,157)	(4,134)	(2,023)	49%
Other income (expense), net	233	165	68	41%	1,159	(647)	1,806	(279%)
Total non-operating expense, net	$(1,965)	$(1,007)	$(958)	95%	$(4,976)	$(4,849)	$(127)	3%

Foreign Exchange Gain (Loss)

The foreign exchange gain decreased during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. We had foreign exchange gain during the nine months ended September 30, 2023, compared to the foreign exchange loss during the nine months ended September 30, 2022. These are primarily due to foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense increased during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily due to the increase of interest rates of our Term Loan. Should interest rates continue to increase, the rates that we are obligated to pay under our credit agreements would likely increase, potentially leading to higher interest expense.

Other Income (Expense), net

Other income, net increased during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to the increased interest income from our investment on securities. We had other income, net during the nine months ended September 30, 2023, compared to other expense, net during the nine months ended September 30, 2022. The change is primarily driven by the impairment of our holdings of certain preferred stock and warrants during the year ended December 31, 2022.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2023	2022	Change		2023	2022	Change
Provision for income taxes	$78	$67	$11	16%	$253	$221	$32	14%

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s operating profit.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of September 30, 2023 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2023.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of September 30, 2023 and December 31, 2022, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$17,389	$35,585
Short-term investments	61,617	66,569
Restricted cash	1,770	1,773
Total	$80,776	$103,927

Cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of September 30, 2023 and December 31, 2022, we had the following indebtedness (in thousands):

	September 30, 2023	December 31, 2022
Debt – current	$18,779	$56,159
Debt – non-current	59,789	13,644
Total	$78,568	$69,803

Operating Activities

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(27,985)	$(23,859)

The increase in net cash used in operating activities was primarily due to the decrease of sales, the increase in inventory related purchases, and the timing of cash collections and payments, during the nine months ended September 30, 2023, compared to the same period in 2022.

Investing Activities

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Net cash provided by investing activities	$408	$1,081

The decrease in net cash provided by investing activities for the nine months ended September 30, 2023, was primarily due to the higher purchases of fixed assets and lower proceeds from the maturity and sale of our investments to support operations, offset by the lower purchases of investments during the nine months ended September 30, 2023, compared to the same period in 2022.

Financing Activities

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Net cash provided by financing activities	$9,490	$3,735

The increase in net cash provided by financing activities for the nine months ended September 30, 2023, was primarily due to the increased proceeds received from the Revolving Loan Credit Agreement offset by the decreased proceeds from equity incentives during nine months ended September 30, 2023, compared to the same period in 2022.

Working Capital

(in thousands)	September 30, 2023	December 31, 2022
Working capital	$70,814	$53,086

Working capital increased as of September 30, 2023, compared to December 31, 2022, primarily due to the reclassification of $41.5 million of short-term debt to long-term due to our amended Term Loan Credit Agreement. This was partially offset by continued overall use of cash in operations to support costs associated with product enhancements, costs associated with increasing inventory levels, including securing a reliable supply of components, capital investments with suppliers, initiatives for expanded platelet label claims, design efforts on our next generation illuminator, and investments associated with the commercial launch of IFC.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, or potentially pursuant to new arrangements with different lenders. We have borrowed and in the future may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit facility prior to April 1, 2026, the principal amounts outstanding under our term debt facility will begin amortizing and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital beyond the next 12 months. See Note 6, Debt, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for more information on the debt under our amended Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

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

In March 2023, we entered into an amendment to our Sales Agreement under which we may issue and sell up to $96.8 million of our common stock through or to Cantor Fitzgerald & Co. or Stifel, Nicolaus & Company, Incorporated, as sales agent or principal. During the period ended September 30, 2023, we did not sell shares of our common stock under the Amended Sales Agreement.

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

We did not have any off-balance sheet arrangements as of September 30, 2023.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three and nine months ended September 30, 2023 and 2022, respectively. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2023, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended September 30, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Adverse market and economic conditions, including those resulting from the effects of macroeconomic conditions such as pandemics or other health crises, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia and the state of war between Israel and Hamas and the risk of a larger regional conflict, inflation, rising interest rates and/or the prospects of a recession, may exacerbate certain risks affecting our business.
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

In addition to the other risks described herein, our ability to successfully commercialize the INTERCEPT Blood System for platelets, plasma and cryoprecipitation in the U.S. is subject to a number of risks and uncertainties, including those related to:

•
the impact of macroeconomic developments, such as general political, health and economic conditions, including the Ukraine-Russia conflict, the state of war between Israel and Hamas and the risk of a larger regional conflict, economic slowdowns, recessions, inflation, bank failures, rising interest rates and tightening of credit markets on our business;
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

Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We or others may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. Hospital or other blood center customers may purchase IFC as a biologic from us or other blood centers which would be produced by blood center manufacturing partners of ours or another blood center. Should we receive product complaints on the produced IFC product, we may not be able to determine if a problem exists, or from where the problem originated from Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to educate a blood center on the benefits of treating increasing proportions of its platelet units may be negatively impacted. Moreover, there is a risk that further studies that we or others may conduct, including the post-approval studies we are required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease using our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components, including IFC which we have very limited experience selling directly to hospitals. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. This may require coordination between hospital suppliers, blood centers, or us, which in turn may cause delays in market adoption. In addition, customers may require certain changes to our products for any number of reasons. Complying with such requests may prove costly, and may create complexities surrounding the manufacturing of disposable kits, compliance with regulatory authorities, blood center usage, or inventory management. Conversely, failure to comply with such requests from customers may result in damage to our relationship or the potential loss of customer business.

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
•
the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections; and
•
foreign, or U.S. state or local law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; U.S. state laws that require device and biologics companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government or otherwise restrict payments that may be made to healthcare providers; U.S. state and local laws that require device and biologics manufacturers and distributors to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and U.S. state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In addition, there has been a trend of increased U.S. federal, state and local regulation of payments and transfers of value provided to healthcare professionals or entities. The Physician Payments Sunshine Act, imposes annual reporting requirements on device and biologics manufacturers and distributors for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to the Centers for Medicare & Medicaid Services, or CMS, for payments and other transfers of value provided by them, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts and Vermont, impose restrictions on device and biologics manufacturer and distributor marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that we may fail to comply fully with one or more of these requirements.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will stay in effect until 2032, unless additional congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system in the United States will come from our agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $270.2 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has exercised approximately $185.5 million under the base period of the agreement and associated options. Accordingly, our ability to receive any of the unexercised $84.7 million in additional funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. In addition, activities covered under the base period and exercised options may ultimately take longer than is allowed or cost more than is covered by the BARDA contract. Exercised and unexercised options under the BARDA contract will likely require a longer performance period to complete than is remaining on our agreement; if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. In addition, should there be a temporary funding shortfall with any of the activities contemplated, we may need to cease, delay or defer completion of the activities until the funding shortfall is resolved, if ever. For example, we know that certain options are expected to run out of approved amounts under the agreement in the near-term. Should BARDA be unable to secure additional funds to support those ongoing costs timely, or at all, we will have to cease, delay, defer or pay for ongoing activities. We are uncertain how the current U.S. debt ceiling will affect BARDA funding. We have hired and maintain staffing, as well as having entered into agreements with third parties to perform activities associated with the BARDA contract. Should we be unable to fully utilize the personnel or third parties as planned, either because of BARDA funding or time limitations, or other reasons, we may be forced to bear costs that we had anticipated would be covered under the contract. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. The uncertainty regarding the after effects of the COVID-19 pandemic, and its impact on participating blood centers, hospitals and their patients, severe weather or other natural disaster impacts to sites enrolling our clinical trials may all negatively impact our ability to complete our clinical trials. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreement, our ability to meet the anticipated milestones may be impaired.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Amended and Restated Credit, Security and Guaranty Agreement (2023 Term Loan), or the 2023 Term Loan Credit Agreement, and our Amended and Restated Credit, Security and Guaranty Agreement (2023 Revolving Loan), or the 2023 Revolving Loan Credit Agreement, both with MidCap Financial Trust, or MidCap, or potentially pursuant to new arrangements with different lenders. We have borrowed and may in future borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. Should interest rates continue to increase, the rates that we are obligated to pay under our credit agreements would likely increase, potentially leading to higher interest expense. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders. Moreover, recent developments in the financial services industry could cause us to experience liquidity constraints or failures, hinder our ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, and result in further disruptions or instability in the financial services industry or financial markets. In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

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

As of September 30, 2023, our total indebtedness under our 2023 Term Loan Credit Agreement and 2023 Revolving Loan Credit Agreement was approximately $78.6 million. All of our current and future assets, except for intellectual property and certain investments in subsidiaries and affiliates, are secured for our borrowings under the 2023 Term Loan Credit Agreement and 2023 Revolving Loan Credit Agreement. Moreover, in the event that our aggregate unrestricted cash and cash equivalents is, at the close of business on any date, less than a calculation specified in the 2023 Term Loan Credit Agreement, our intellectual property will become secured for our borrowings under such agreements and our European subsidiary will become a party to the credit agreement. We may be unable to maintain aggregate cash and cash equivalents greater than or equal to such unspecified calculation. The 2023 Term Loan Credit Agreement and 2023 Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the 2023 Term Loan Credit Agreement or the 2023 Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the 2023 Term Loan Credit Agreement or the 2023 Revolving Loan Credit Agreement. If we are unable to repay those amounts, the lenders under the 2023 Term Loan Credit Agreement or the 2023 Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the 2023 Term Loan Credit Agreement. Our 2023 Term Loan requires principal payments beginning in April 2023 until March 1, 2026.

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

In the past, a meaningful amount of our product revenue has come from sales to distributors for the Russian and CIS country markets, as well as Middle Eastern markets. While we believe that all patients wanting access to INTERCEPT-treated blood components should have access, Russia’s ongoing war against Ukraine and the elevated U.S. and EU sanctions imposed against Russia and Belarus has made servicing our distributors in Russia and Belarus more difficult. Additionally, the state of war between Israel and Hamas and the risk of a larger regional conflict may affect our business. We understand that certain of our products are now prohibited to be sold under recently enacted U.S. sanctions against Russia. While we are applying for a license to continue ensuring that Russian and Belarusian patients can receive INTERCEPT products, we cannot assure you when we will be successful in obtaining such a license, if ever, or for what duration such a license may be effective if we ever receive one. Furthermore, because of the severe devaluation of the Russian ruble in the currency markets, our products have become more costly for the Russian market. Should the situation persist or worsen, including sanctions in response to the war, we may be unable to service our Russian and Belarusian distributors. Weakness and/or instability in worldwide oil demand and/or prices, civil, political and economic disturbances and any potential spillover effect may have a negative impact on markets that we service.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 15, 2023, Kevin Green, Vice President, Finance and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 45,423 shares of the Company’s stock until May 10, 2024.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

10.1	Amended and Restated 2008 Equity Incentive Plan, effective June 7, 2023.

10.2

Amendment No. 1 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated September 1, 2023, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

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

CERUS CORPORATION

Date: November 2, 2023	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)