Form 10-K
period 2023-12-31
CERUS CORP
filed 2024-03-05
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock listed on the Nasdaq Global Market, was $373 million. (1)

As of February 8, 2024, there were 181,282,725 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

(1) Based on a closing sale price of $2.46 per share on June 30, 2023. Excludes 29.1 million shares of the registrant’s common stock held by executive officers, directors and stockholders that the registrant has concluded were affiliates at June 30, 2023.

FORM 10-K

For the Fiscal Year Ended December 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 1A, “Risk Factors.” These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements about:

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
•
the amount and availability of funding we may receive under our government contracts with the Biomedical Advanced Research and Development Authority, or BARDA, the U.S. Department of Defense, or DoD, and the U.S. Food and Drug Administration, or FDA;
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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “may,” “should,” “could,” “would,” “project,” “predict,” “potential,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on our business, results of operations and financial condition. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the rate of customer adoption in the U.S. and our ability to achieve market acceptance of our products in the U.S. and international markets, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities or Notified Bodies to grant marketing approval or receive CE Certificates of Conformity for our products or for product extensions or additional claims for our products, our ability to obtain reimbursement approval for our products, changes in regulatory approval or certification requirements for our products, our ability to complete the development and testing of additional configurations or redesigns of our products, our need for additional financing and our ability to access funding under our agreements with BARDA, the DoD, and the FDA, the impacts of regulation of our products by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius Kabi AG and other third parties to manufacture and supply certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete our red blood cell system’s commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002, adverse market and economic conditions, including those resulting from the effects of macroeconomic conditions, and other factors discussed below and under the caption “Risk Factors,” in Item 1A of this Annual Report on Form 10-K. We discuss many of these risks in this Annual Report on Form 10-K in greater detail in the section titled “Risk Factors” under Part I, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we incorporate by reference in and have filed as exhibits to this Annual Report on Form 10-K completely. Our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise any forward-looking statements to reflect new information or future events, even if new information becomes available in the future. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

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
•
If our competitors develop products superior to ours, market their products more effectively, or receive regulatory approval or certification before our products, our commercial opportunities could be reduced or be eliminated. Competitors have and may continue to file claims in order to impede the marketability of our products, regardless of the merit of such claims.
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
•
A significant portion of the funding for the development of the red blood cell system has come and is expected to continue to come from our BARDA agreement, and if BARDA were to eliminate, reduce or delay, or object to extensions for funding of our agreement, it would have a significant, negative impact on our government contract revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding. Our ability to be repaid and compensated by the DoD is predicated on our ability to achieve the stated milestones in the agreement and for the DoD to agree with the successful completion of each.
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
Our stock price is volatile.

Item 1. Business

Overview

We are a biomedical products company focused on developing and commercializing the INTERCEPT Blood System to enhance blood safety. The INTERCEPT Blood System, which is based on our proprietary technology for controlling biological replication, is designed to reduce blood-borne pathogens in donated blood components intended for transfusion.

Our INTERCEPT Blood System is intended for use with blood components and certain of their derivatives: platelets, plasma, red blood cells and to produce INTERCEPT Fibrinogen Complex, or IFC, and pathogen reduced plasma, cryoprecipitate reduced. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received a broad range of regulatory approvals and certification, including but not limited to FDA approval in the U.S., CE Certificates of Conformity delivered in accordance with the Medical Devices Directive 93/42/EEC, or MDD, and the Medical Devices Regulation 2017/745, or MDR, permitting us to affix the CE Mark to our products and place them on the market in the European Union and other jurisdictions that recognize the CE Mark, and are being marketed and sold in a number of countries around the world, including the U.S., certain countries in Europe, the Commonwealth of Independent States, or CIS, the Middle East, and Latin America and selected countries in other regions of the world. Additionally, we have received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. The INTERCEPT Blood System for Cryoprecipitation uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. In addition, the INTERCEPT Blood System for Cryoprecipitation is used to produce pathogen reduced plasma, cryoprecipitate reduced. We currently sell the platelet and plasma systems using our direct sales force and through distributors and sell IFC or disposable kits to manufacture IFC in the U.S. using our direct sales force. If we are unable to gain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including in the U.S., we will have difficulties achieving profitability.

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development. In the U.S., we are currently conducting two Phase 3 clinical trials - the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, un-treated, red blood cells and the ReCePI study to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. In the European Union, or EU, we completed the resubmission of our application for a CE Certificate of Conformity under the new Medical Device Regulation 2017/745, or MDR, in June 2021. While at this time we expect a decision concerning certification in the second half of 2024, we cannot predict with certainty when, if ever, a decision concerning certification will actually occur. See also the risk factor entitled “The red blood system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Annual Report on Form 10-K for additional information with respect to timing of the ultimate decision on our CE Certificate of Conformity application.

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

INTERCEPT Blood System—Platelets
•
Commercialized in the U.S., Canada and a number of countries in Europe, the CIS, the Middle East, and selected countries in other regions around the world
•
Received CE Certificate of Conformity under MDR in December 2023
•
Post-marketing recovery and survival study underway

INTERCEPT Blood System—Plasma
•
Commercialized in the U.S. and a number of countries in Europe, the CIS, the Middle East, and selected countries in other regions around the world
•
Received CE Certificate of Conformity under MDR in December 2023
•
Received FDA approval of the premarket approval supplement, or PMA, to produce IFC in 2020

INTERCEPT Blood System—Red Blood Cells
•
U.S. Phase 3 clinical trial, known as the RedeS study, enrolling patients
•
U.S. Phase 3 acute anemia clinical trial, known as the ReCePI study, completed enrollment; expect to report top-line data later in the first quarter of 2024
•
Additional U.S. studies also planned
•
European Phase 3 acute anemia clinical trial completed in 2014; European Phase 3 chronic anemia clinical trial completed in 2017

• Application for CE Certificate of Conformity under MDR resubmitted in 2021; decision concerning certification expected in the second half of 2024
INTERCEPT Blood System—Cryoprecipitation	• FDA approval in November 2020 • U.S. agreement with certain blood center manufacturing partners • Limited commercialization in the U.S.

INTERCEPT Blood System for Platelets, Plasma and Cryoprecipitation

The platelet system and plasma system are designed to inactivate blood-borne pathogens in platelets and plasma donated for transfusion. Both systems received a CE Certificate of Conformity permitting us to affix the CE Mark in the European Economic Area, or EEA, and FDA approval in the U.S. and are currently marketed and sold in a number of countries around the world including the U.S., countries in Europe, the CIS, the Middle East and selected countries in other regions of the world. Separate approvals for use of INTERCEPT-treated platelet and plasma products have been obtained in France and Switzerland. In Germany and Austria, where approvals must be obtained by individual blood centers for use of INTERCEPT-treated platelets and plasma, several centers have obtained such approvals for use of INTERCEPT-treated platelets and INTERCEPT-treated plasma. Many countries outside of the European Union recognize the CE Mark and have varying additional administrative or regulatory processes that must be completed before the platelet system or plasma system can be made commercially available. In general, these processes do not require additional clinical trials. Regardless, some potential customers may desire to conduct their own clinical studies before adopting the platelet system or plasma system. In December 2023, we received CE Certificates of Conformity to affix the CE Mark in accordance with the MDR for our INTERCEPT platelet and plasma systems which allows us to continue to place our platelet and plasma systems on the European Union market under the new regulatory requirements of the MDR. The FDA has approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in 100% plasma or InterSol in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and as an alternative to gamma irradiation for prevention of transfusion-associated graft versus host disease. We have completed the two post-approval studies that FDA required as part of its approval of the platelet system - a haemovigilance study evaluating the incidence of acute lung injury following transfusion of INTERCEPT-treated platelets and a recovery study of platelets treated with the platelet system, currently under review by the FDA. The FDA has also approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion.

We have also received FDA approval for the INTERCEPT Blood System for Cryoprecipitation, which uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency and to produce pathogen reduced plasma, cryoprecipitate reduced.

We expect our commercial efforts in 2024 will continue to largely be focused on enabling blood centers that are using INTERCEPT to increase the number of platelet and plasma units produced and made available to patients. In addition we plan to sell the INTERCEPT Blood System for Cryoprecipitation to certain blood center customers and to sell IFC to hospital customers. In addition, we will continue to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. To enable broader patient access to IFC in the U.S., U.S.-based blood centers need to complete process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before IFC can be made available to hospital customers outside of the state of IFC production. We have contracted with several blood centers to produce IFC for us which we sell directly to hospitals. Of the blood centers that we have contracted with to produce IFC for us, three have received their interstate licenses, or BLAs. Until BLAs are more broadly obtained, we expect that our direct sales of IFC will be limited. Further, the hospital customers of blood centers may need to complete changes to their administrative processes of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories prior to receiving INTERCEPT-treated components. In addition, we estimate that the majority of platelets used in the U.S. are collected by apheresis, which is part of our FDA-approved label for the platelet system, though a significant minority are prepared from pooled random donor platelets derived from whole blood collections. While available in Europe and other regions around the world, in order to gain FDA approval for a pathogen reduction system compatible with triple dose collections and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials, and will need to obtain FDA approval of a PMA supplement. We do not currently have plans to pursue these configurations. In addition, we may pursue development projects for other plasma derived biological products, which may require the submission and approval of additional PMA supplements for the plasma system. These development activities will be costly and may not be successful should we choose to pursue them. Our failure to seek and obtain FDA and foreign regulatory approvals or certification of new configurations could limit revenues from sales of our products.

INTERCEPT Blood System for Red Blood Cells

The red blood cell system is designed to inactivate blood-borne pathogens in red blood cells intended for transfusion. We completed a series of in vitro and in vivo tests with the red blood cell system, including successfully completing recovery and survival studies measuring red cell recovery twenty-four hours after transfusion. Previously, we terminated Phase 3 clinical trials for acute and chronic anemia using a prior generation of the red blood cell system due to the detection of antibody reactivity to INTERCEPT-treated red blood cells, or RBCs, in two patients in the trial for chronic anemia. The antibody eventually cleared and the subjects had no adverse health consequences. After unblinding the data from the original Phase 3 clinical trials, we found that we had met the primary endpoint in the clinical trial for acute anemia. We evaluated the antibodies detected and developed process changes to diminish the likelihood of antibody reactivity in RBCs treated with our modified process. We have since successfully completed European Phase 3 clinical trials of the red blood cell system for subjects with acute and chronic anemia patients to support an application for a CE Certificate of Conformity. We filed our application for a CE Certificate of Conformity for the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the application for a CE Certificate of Conformity under the new MDR. We have been notified that all four modules of our submission have been reviewed by our notified body, TÜV SÜD and the Dutch Medical Evaluation Board (CBG), the competent authority for our red blood cell product. We have responded and will need to continue to satisfactorily respond to any questions posed by TÜV or CBG timely in connection with our application. We are still in the process of submitting additional data to TÜV that is required before our products will be considered for certification. We cannot predict when, if ever, a decision concerning certification. In addition, CBG has asked TÜV SÜD to assess the need for consultation of additional substances contained within the INTERCEPT RBC Processing Set (Processing Solution and SAG-M Storage Solution). We cannot predict when, if ever, we will be able to resolve the requirement for consultation, or complete the consultation, if required, and therefore whether a decision concerning the certification will occur. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificate of Conformity” under “Item 1A—Risk Factors” of this Annual Report on Form 10-K for additional information with respect timing of the ultimate decision on our application for a CE Certificate of Conformity.

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

In the U.S., we successfully completed a Phase 2 recovery and lifespan study. Subsequently, we initiated a double-blind Phase 3 clinical study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated RBCs when compared to conventional RBCs in regions impacted by the Zika virus epidemic. The RedeS study was expanded to other areas at risk for transfusion-transmitted infections. The FDA has agreed to modify the criteria for a clinical pause if we see three or more treatment emergent antibodies with amustaline specificity without evidence of hemolysis in patients receiving INTERCEPT-treated RBCs in our RedeS study. We will now be allowed to continue study enrollment for the RedeS study while we investigate the clinical significance of the antibodies. If we determine that there is no clinical significance and no impact on patients, then there will be no impact on study enrollment. If treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. The trial has been further expanded to include a 6-month chronic phase for subjects requiring simple repeat transfusions and also to include up to thirty patients with Sickle Cell Disease requiring red cell exchange. Subjects that would qualify for inclusion into the chronic phase would be those with conditions such as Sickle Cell Disease, Thalassemia or Myelodysplasia. This expansion of study population requires the inclusion of additional sites beyond the nine currently engaged in the trial up to fifteen. RedeS is a double-blind, controlled, parallel group study where up to 800 subjects will be randomized to receive either 28 days, or 28 days plus 6 months of transfusion support with INTERCEPT-treated RBCs or conventional RBCs, with a primary endpoint of hemoglobin increment following transfusion. These data from the expanded RedeS study are expected to support our chronic use assessment in our submission for approval to the FDA. We also received investigational device exemption, or IDE, approval from the FDA to initiate a Phase 3 clinical trial, known as the ReCePI study, that is designed to evaluate the efficacy and safety of INTERCEPT-treated RBCs in patients requiring transfusion for acute blood loss during surgery. Up to 600 subjects are expected to be transfused in up to 19 participating sites in the U.S. Subjects will be randomized on a 1:1 basis either to the treatment arm transfused with RBCs treated with or to the control arm transfused with conventional RBCs. The primary efficacy endpoint is the proportion of subjects experiencing acute kidney injury as an assessment of RBC efficacy in providing tissue oxygenation, measured as an increase in serum creatinine compared to pre-surgery, baseline levels within 48 hours after the surgery. Enrollment in the ReCePI study is complete, though the database is still locked and therefore, we are still blinded to the data. We expect to report top-line data from the study later in the first quarter of 2024. The RedeS and ReCePI studies are being funded as part of our agreement with BARDA. In addition to successfully conducting and completing the RedeS and ReCePI studies, we also understand that one or more additional in vitro studies will be required to be successfully completed and submitted to the FDA before the FDA will consider our red blood cell product for approval.

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

We believe that, due to their mechanisms of action, the platelet system, plasma system, and red blood cell system will potentially inactivate blood-borne pathogens that have not yet been tested with our systems, including emerging and future threats to the blood supply. We do not claim, however, that our INTERCEPT Blood System will inactivate all pathogens, including prions or spores, and our inactivation claims are limited to those contained in our product specifications. There can also be no assurance that INTERCEPT will inactivate even those pathogens where claims exist, in every instance or under every processing condition.

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

Components of the compound adsorption devices used in our platelet and plasma disposable kits are manufactured by many third-parties, including, Porex Corporation, or Porex. We and Porex have entered into an amended and restated manufacturing and supply agreement for the continued supply of the compound adsorption devices. Porex is currently our sole supplier for compound adsorption devices. Under the amended and restated Porex agreement, we are no longer subject to a minimum annual purchase requirement; however, Porex has the right to terminate the agreement, upon twelve months’ prior written notice, if annual production falls below a mutually agreed threshold. The amended and restated Porex agreement will continue until December 31, 2024. Commercially viable alternatives, if ever available, are likely several years away.

We also have an amended and restated supply agreement with Purolite LLC, formerly Purolite Corporation, or Purolite, for the supply of raw materials used to make the compound adsorption devices. The amended supply agreement expires in April 2025, and will automatically renew for an additional year unless either party has provided notice not to renew at least two years prior to the expiration. Neither party has delivered notice of its intent to terminate the agreement. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap.

We have completed the manufacturing for the current model of illuminator and maintain an inventory of those final devices. Although still in development, we have completed the redesign of the new illuminator, which is expected to take more than twelve months to obtain regulatory approval. Until such time as we obtain approval for the redesigned illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. We have contracts for certain critical components and for the manufacture of our new illuminator. However, we do not know if those agreements will be active when our new illuminator is approved, if ever.

We operate with an amended manufacturing and supply agreement with Piramal, formerly, Ash Stevens, Inc., for the synthesis of amotosalen, the inactivation compound used in our platelet and plasma systems. Under this amended agreement, we are subject to minimum annual purchase requirements. The term of the amended manufacturing and supply agreement with Piramal automatically renewed for two years until December 31, 2025 and will continue to automatically renew for successive two-year periods, unless terminated by either party upon providing at least one year prior written notice, in our case, or at least two years prior written notice, in the case of Piramal. Neither party has delivered notice of its intent to terminate the agreement.

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

In Germany, decisions on product adoption are made on a regional or blood center-by-blood center basis. While our obtaining a CE Certificate of Conformity permits us to affix the CE Mark and sell the platelet and plasma systems to blood centers in Germany, blood centers in Germany must still obtain both local manufacturing approval and national marketing authorization from the Paul Ehrlich Institute, or PEI, a German governmental regulatory body overseeing the marketing authorization of certain medical products, before being allowed to sell platelet and plasma components treated with the INTERCEPT Blood System to transfusing hospitals and physicians. To date, several blood centers in Germany have received such requisite approvals and authorizations for the platelet system. Given the competitive nature of the German blood banking market, pricing for blood components is relatively low compared to other markets. INTERCEPT-treated platelets received national reimbursement in Germany in 2018 at a premium to untreated platelets. While this dynamic has the potential to generate economic value for blood centers in Germany, we cannot ensure that blood centers will understand or act on the potential economic and logistical benefits of using INTERCEPT compared to conventional blood components as well as the potential safety benefits of INTERCEPT-treated blood components. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using the INTERCEPT Blood System. The review period for a new MAA can be twelve months or longer following submission and we cannot predict which German customers or potential customers will obtain an MAA. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect the potential for growth in that region. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. We do not yet know if or how German blood centers plan to market and sell to their hospital customers nor do we have the ability to influence and control implementation in hospitals in Germany to administer pathogen-reduced platelets. Should German blood centers be ineffective in marketing and selling INTERCEPT-treated platelets or if hospitals object, or are slow implementing the steps needed to procure and administer pathogen reduced platelets, our market in Germany may be limited or be slow to realize acceptance.

In France, broad product adoption is dependent on a central decision by the Établissement Français du Sang, or EFS, a public organization responsible for all collection, testing preparation and distribution of blood products in France. In October 2021, we entered into a new agreement with EFS to supply platelet disposable kits. The agreement for supply of platelet disposable kits provides for a base term of two years, with two options for EFS to extend for one year each. EFS exercised the first option in June 2023. In January 2020, we entered into a new agreement with EFS to supply plasma disposable kits and maintenance services for illuminators for a base term of two years, with two options for EFS to extend for one year each. EFS exercised the second option in August 2022. EFS exercised the first supplementary extension of six months in January 2024. While EFS has standardized production of its platelets using the INTERCEPT Blood System, we cannot provide any assurance that the national deployment of INTERCEPT to treat platelets in France will be sustainable, or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contracts. If we are unable to continue to successfully support EFS’ national adoption of the INTERCEPT Blood System for platelets, EFS’ use of the INTERCEPT Blood System for Plasma or the final commercial terms of any subsequent contract for platelet or plasma disposable kits are less favorable than the terms under our existing contracts, our financial results may be adversely impacted.

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

Market adoption of our products is affected by blood center and healthcare facility budgets and the availability of coverage and adequate reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept, may not have resources to adopt new technologies, or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the federal and, in some cases, state levels, regulators, healthcare facilities and third-party payors to keep healthcare costs down, which may limit the adoption of new technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third-party payors for health care services and may never be covered. Even if we received national reimbursement for our products, we may not be able to educate adequate numbers of blood center customers on the benefits of changing their operating practices and produce INTERCEPT-treated platelets and plasma. In the U.S., we obtained HCPCS reimbursement codes for hospital outpatient billing and payment of INTERCEPT-treated platelets and plasma in 2015, and for IFC and the derivative, pathogen-reduced plasma, cryoprecipitate reduced in 2021. We cannot guarantee that the HCPCS codes for our products will be assigned payment rates in amounts sufficient to cover the cost of our products to hospital customers.

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

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our products directly. In certain of these jurisdictions, we rely on these distributors to obtain any necessary in-country regulatory approvals, in addition to marketing and selling the INTERCEPT Blood System, providing customer and technical product support, maintaining inventories, and adhering to our quality system in all material respects, among other activities. Selected areas where we have entered into geographically exclusive distribution agreements include but are not limited to certain countries in the CIS, the Middle East, Latin America, and Southeast Asia. Our success in these regions is dependent on our ability to support our distributors and our distributors’ ability to market and sell our products and to maintain and service customer accounts, including technical service. Our distribution agreements meaningfully contribute to our revenues. As such, declining performance or the outright termination or loss of certain distributor relationships could harm our existing business, may impact our growth potential, and could result in higher operating costs for us. As our distributors play a critical role in our commercialization efforts, we evaluate their performance on an ongoing basis. As we continue to evaluate our distributors, we may take further actions in the future which may have an impact on our operating results. In the past, we have transitioned certain territories to new distribution partners who we felt were capable of improved performance relative to their predecessors as well as transitioned some of these territories to a Cerus direct option, which we believed would provide us with better visibility into and control of sales execution. We may undertake similar changes in the future. As a result, we may experience a decrease in the volume of INTERCEPT disposable kit sales for the impacted territories as outgoing distribution partners sell through their disposable kit inventory. In addition, any new distributors or our own direct sales force may require some time to develop the market with the same proficiency as previous distributors. We cannot provide assurance that any such changes will achieve the same level of operations or proficiency as previous distributors.

Government Contracts

We operate directly under three contracts with U.S. Federal Agencies, one with BARDA, one with the FDA, and another with the DoD. Revenue from the cost reimbursement provisions under our BARDA and the FDA government contracts varies by year. A portion of our government contract revenue is subject to renegotiation of reimbursement rates or termination of the contract at the election of the U.S. government. Our ability to recognize revenue under our contract with DoD for the development of pathogen reduced, lyophilized cryoprecipitate is based on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. In addition, U.S. government contracts typically contain unfavorable provisions and are subject to audit and modification by the government at its sole discretion. Generally, government contracts, including our agreements with BARDA, the FDA, and the DoD, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. See Note 2 in the Notes to Consolidated Financial Statements under “Item 15—Exhibits and Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for information on significant accounting policies related to our government contract revenue and other financial information for the years ended December 31, 2023, 2022 and 2021. Further discussion of the factors impacting our government contracts revenue and the related impact on our ability to operate our business can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factors titled “A significant portion of the funding for the development of the red blood cell system has come and is expected to continue to come from our BARDA agreement, and if BARDA were to eliminate, reduce, delay, or object to extension for funding of our agreement, it would have a significant, negative impact on our government contract revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding” and “Unfavorable provisions in government contracts, including in our contracts with BARDA, FDA and DoD, may harm our business, financial condition and operating results.”

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

Our INTERCEPT Blood System for cryoprecipitation competes with traditional cryoprecipitate, a by-product of thawing frozen plasma and with human plasma derived fibrinogen concentrates. While we believe that IFC has many advantages over competitors, conventional cryoprecipitate and fibrinogen concentrates are well established within hospital use. Hospitals may not perceive the advantage of IFC over the competing products, we may be ineffective in selling blood components directly to hospitals or be unable to demonstrate to hospitals the economic or patient advantages relative to the competitors.

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

In the U.S., INTERCEPT-treated plasma faces competition from Octapharma AG, which is currently commercializing treated fresh frozen plasma for certain indications in the U.S. Our platelet product faces competition from a number of diagnostic and testing companies currently approved for the detection of pathogens including bacterial and viral pathogens in donated blood products and may face competition from other technologies if approved. We are currently the only approved pathogen reduction product in the U.S. and therefore subject to Department of Justice, or DOJ, anti-trust oversight.

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

We believe that the primary competitive factors in the market for pathogen reduction of blood products include the breadth and effectiveness of pathogen reduction processes, the amount of demonstrated reduction in transfusion related adverse events subsequent to adopting pathogen reduction technology, robustness of treated blood components upon transfusion, the scope and enforceability of patent or other proprietary rights, perceived product value relative to perceived risk, product supply, perceived ease of use, perception of safety, efficacy and economics of pathogen reduction systems, and marketing and sales capability. In addition, we believe the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval are also important competitive factors. We believe that the INTERCEPT Blood System will compete favorably with respect to these factors, although there can be no assurance that it will be able to do so. Our success will depend in part on our ability to educate prospective customers of the benefits of and need to adopt pathogen reduction technology and specifically our system relative to other technologies, our ability to obtain and retain regulatory approvals or certifications for our products, and our ability to continue supplying quality and effective products to our customers and prospective customers.

Patents, Licenses and Proprietary Rights

Our commercial success will depend in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2023, we owned 11 issued or allowed U.S. patents and approximately 112 issued or allowed foreign patents related to the INTERCEPT Blood System. Our patents expire at various dates between 2025 and 2040. Recent patent applications will, if granted, result in patents with later expiration dates. In addition, we have a license from Fresenius to patents relating to the INTERCEPT Blood System, that expire later in 2024. Due to the complexity of our products, we believe it is the protection afforded to our products by the portfolio of intellectual property rights that best protect our proprietary system rather than any one particular patent or trade secret. Proprietary rights relating to our planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

Inventory Requirements and Product Return Rights

Our platelet and plasma disposable kits have received regulatory approval and certification for shelf lives ranging from 6 to 24 months. Our INTERCEPT Blood System for Cryoprecipitation has received regulatory approval and certification for a shelf life of 12 months. Although we have regulatory approval and certification for our products in most regions for up to a 24 month shelf life, the FDA has limited our platelet product to a six month shelf life and has asked for additional stability and aging data on newly manufactured lots. While we have generated stability data beyond six months, we will need to continue to manage our U.S. supply chain closely until we receive approval for longer shelf lives from the FDA. Illuminators and replacement parts do not have regulated expiration dates. We own raw materials, work-in-process inventory for certain components of INTERCEPT disposable kits, finished INTERCEPT disposable kits, illuminators, and certain replacement parts for our illuminators. Our supply chain for certain of these finished goods and separately, components, held as work-in-process on our consolidated balance sheets, may potentially take over one year to sell or complete production before being utilized in finished disposable kits or illuminators. We maintain inventory based on our current and future sales projections, and at each reporting period, we evaluate whether our work-in-process inventory would be used for production within the next 12-month period and evaluate our finished units in order to sell to existing and prospective customers within the next 12-month period. It is not customary for our production cycle for inventory to exceed twelve months. Instead, we use our best judgment to factor in lead times for the production of our finished units to meet our current demands. Occasionally, we make last-time-buys of certain components or raw materials when such components or raw materials are considered at risk of being discontinued which allows us to ensure continuity of production and sufficient time to develop or identify, qualify and secure alternate raw materials or components. Inventory is recorded at the lower of cost, determined on a first in, first out basis, or market value. We use judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable and frequently review such determinations. We rely on our direct sales team and distributors to provide accurate forecasts of sales in their territory. If our forecasts or those of our distributors are inaccurate, we could face backlog situations or conversely, may produce and carry an abundance of inventory that would consume cash faster than we have currently planned. Generally, we write-down specifically identified unusable, expired, obsolete, slow-moving, or known unsalable inventory that has no alternative use to net realizable value in the period that it is first recognized, by using a number of factors, including product expiration dates, open and unfulfilled orders, and forecasted demands. Any write-down of our inventory to net realizable value establishes a new cost basis that will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent fiscal periods.

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

Research and Development Expenses

A significant portion of our operating expenses is related to research and development, and we intend to maintain a balanced yet strong commitment to our research and development efforts. As we look ahead, we anticipate that maintaining compliance with regulatory requirements and obtaining potential PMA supplements for the platelet and plasma systems or post market approval requirements will require substantial continued investment in research and development activities, as will our ongoing clinical, development and chemistry manufacturing and control, or CMC, work for our red blood cell system in Europe as well as our whole-blood initiative in collaboration with the FDA and lyophilized IFC development initiative in collaboration with the DoD. In the U.S., we expect to incur research and development expenses associated with pursuing licensure of the red blood cell system including the RedeS study, the ReCePI study and an additional Phase 3 clinical trial for chronic anemia, in vitro studies, and other activities to pursue FDA approval of our red blood cell system. To the extent available, many of the U.S. red blood cell activities may be reimbursed by BARDA, though no guarantee can be made that our progress will be satisfactory to BARDA or that funds will be available to either BARDA or us. Similarly, most of our whole blood program is expected to be reimbursed by the FDA, though no guarantee can be made that our progress will be satisfactory to the FDA or that funds will be available to the FDA or us. Our ability to receive funding under our contract with DoD for the development of pathogen reduced, lyophilized cryoprecipitate is based on achievement of milestones which cannot be guaranteed. If we are unable to achieve any of those milestones, funding may be limited, delayed, less than expected, or non-existent for that particular milestone, which in all cases would negatively impact our cash flows and financial results. In addition, we plan to continue spending on new product development and enhancements to our illumination device and next generation of our INTERCEPT Blood System kits, which may increase research and development expenses. See Note 2 in the Notes to Consolidated Financial Statements under “Financial

Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for the years ended December 31, 2023, 2022 and 2021.

Government Regulation

We and our products are comprehensively regulated in the U.S. by the FDA and by comparable governmental authorities in other jurisdictions.

We initially received a CE Certificate of Conformity in accordance with the MDD for our platelet system and separately for our plasma system in 2002 and 2006. We CE Marked our products accordingly, and have regularly filed and obtained required extensions to continue to market those products in the EU and other countries that recognize the CE Mark. On May 26, 2021, the MDR entered into application, repealing and replacing the MDD.

In December 2023, we received CE Certificates of Conformity in accordance with the MDR to affix the CE Mark to our platelet and plasma systems. We must receive a separate CE Certificate of Conformity in accordance with the MDR for the red blood cell system and affix the related CE Mark to permit the product to be sold in the European Union and in other countries recognizing the CE Mark. We filed our application for a CE Certificate of Conformity of the red blood cell system under the MDR in June 2021. We have been notified that all four modules of our submission have been reviewed by our notified body, TÜV SÜD. Furthermore, the Dutch Medical Evaluation Board, or CBG, the competent authority for our red blood cell product, has reviewed the relevant sections of our submission and have asked numerous questions. We will need to satisfactorily respond to those questions timely and with satisfactory data before our products will be considered for certification. We cannot predict when, if ever, our answers to those questions and the required data will support a decision concerning certification. In addition, CBG has asked TÜV SÜD to assess the need for consultation of additional substances contained within the INTERCEPT RBC Processing Set (Processing Solution and SAG-M Storage Solution). We cannot predict, when, if ever, we will be able to resolve the requirement for consultation, or complete the consultation, if required, and therefore whether a decision concerning the certification will occur. In addition, France, Switzerland, Germany, and Austria require separate approvals for INTERCEPT-treated blood products.

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

As a condition to the FDA approval of the platelet system, we were required to conduct two post-approval studies of the platelet system studies - a haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT-treated platelets; and a recovery study of platelets treated with the platelet system. The haemovigilance study has completed, met its end point, and results have been published in a peer-reviewed journal. We have also completed the recovery and survival study of the platelet system and have submitted the data to the FDA. Should the FDA disagree with our conclusions or require additional data, use of the platelet system may be limited, require label and use restrictions or have a revocation or suspension of approval. In addition to these studies, the FDA has also required us to perform many studies to support changes to our products and to commit to perform other lengthy post-marketing studies, for which we will have to expend significant additional resources. In addition, there is a risk that post-approval studies will show results inconsistent with our previous studies.

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

With FDA approval of our platelet and plasma systems and the INTERCEPT Blood System for Cryoprecipitation, we are required to continue to comply with applicable FDA and other regulatory requirements related to, among other things, labeling, packaging, storage, advertising, promotion, record-keeping and reporting of safety and other information. In addition, our manufacturers and their facilities are required to comply with extensive FDA and foreign regulatory authority requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to FDA-mandated current Good Manufacturing Practice, or cGMP, and Quality System Regulation, or QSR, requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections. The manufacturing facility which produces our platelet and plasma systems was recently audited by the FDA. While there were not objectionable conditions observed during the audit, the FDA or other regulatory authorities and Notified Bodies may inspect and audit facilities manufacturing or products or components at any time. Complying with and resolving any audit findings may result in additional costs, changes to our manufacturers quality management systems or both. Failure to timely resolve and comply to audit findings, if any, may result in enforcement actions and may result in a disruption to the supply of our products. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. Similar requirements and considerations apply in the EU for our platelet and plasma systems that have been CE Marked in accordance with the MDR.

The changes to the regulatory system implemented in the EU by the MDR have stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well a refined responsibility of economic operators. Fulfilment of the obligations imposed by the MDR may cause us to incur substantial costs. We may be unable to fulfill these obligations to merit the continued use of a CE Certificate of Conformity under the MDR.

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

We supply the INTERCEPT Blood System for Cryoprecipitation to select blood centers that manufacture IFC for us. We plan to sell the finished IFC made by our manufacturing blood center partners directly to hospitals. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete their process validations and obtain site-specific licenses from CBER before we or they can sell finished IFC to hospital customers outside of the states producing IFC. While three of our manufacturing partners have received a BLA from CBER, we plan to continue working with our other U.S.-based blood centers manufacturing partners to support these activities and any delay in obtaining these licenses would adversely impact the nationwide availability of our finished IFC in the U.S. In late 2023, we learned that Octapharma filed a complaint against the FDA regarding BLAs received by our manufacturing partners. While we understand that the complaint has been settled, it has and may continue slowing the licensure of additional BLAs. Until additional BLAs are issued to our manufacturing partners, we may not have enough production capacity to supply demand, especially in states outside of the home states of our manufacturing partners. In addition, we have entered into certain agreements with blood centers and blood center affiliate organizations to sell the INTERCEPT Blood System for Cryoprecipitation kits which will allow those blood centers and blood center affiliate organizations to produce finished IFC for their own sales efforts to hospitals.

The preclinical and clinical studies of the INTERCEPT Blood System for red blood cells have been conducted using prototype system disposables and devices. In addition to the clinical trials, a number of manufacturing and validation activities must be completed before we could sell the red blood cell product.

We believe that in deciding whether the INTERCEPT Blood System is safe and effective regulatory authorities have taken, and are expected to take, into account whether it adversely affects the therapeutic efficacy of blood components as compared to the therapeutic efficacy of blood components not treated with INTERCEPT. Data from human clinical studies must demonstrate the safety of treated blood components and their therapeutic comparability to untreated blood components. In addition, regulatory authorities will weigh INTERCEPT’s safety, including potential toxicities of the inactivation compounds, and other risks against the benefits of using the system in a blood supply that has become safer. We have conducted many toxicology studies designed to demonstrate the INTERCEPT Blood System’s safety. There can be no assurance that regulatory authorities will not require further toxicology or other studies of our products. As an example, CBG has asked TÜV SÜD to assess the need for consultation of additional substances contained within the INTERCEPT RBC Processing Set (Processing Solution and SAG-M Storage Solution). We cannot predict when, if ever, we will be able to resolve the requirement for consultation, or complete the consultation, if required, and therefore whether a decision concerning the certification will occur. Should we be required to generate data for these ancillary solutions, an approval decision may be delayed or not be received at all. Based on discussions with the FDA and European Union regulatory authorities, we believe that data only from laboratory and animal studies, not data from human clinical studies, will be required to demonstrate the system’s efficacy in reducing pathogens. In light of these criteria, our clinical trial programs for the INTERCEPT Blood System consist of studies that differ from typical Phase 1, Phase 2 and Phase 3 clinical studies.

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

We may be subject to diverse laws and regulations relating to data privacy and security as a result of our employee data or other personal information that we may collect. In addition, if we do collect personal data as part of any clinical trials or other testing, we would be subject to regulatory obligations. This includes, in the U.S., the California Consumer Privacy Act of 2018, or CCPA, in the European Economic Area, or EEA, the EU General Data Protection Regulation, or GDPR (Regulation 2016/679) and the related national rules of the individual EEA countries, and in the United Kingdom, or UK, the UK GDPR. New privacy rules are being enacted in the U.S. and globally, and existing ones are being expanded, updated and strengthened. Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the health care reform measures of the Biden administration will impact the ACA.

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

Human Capital

As of December 31, 2023, we had 288 employees representing at least 33 nationalities which includes 8 dedicated commercial consultants. Approximately 60% of our global employees are women. In addition, of our U.S. employees, approximately 49% identify as non-white.

Below is additional demographic information about our current employee base as of December 31, 2023.

Cerus Employees	2023
Salaried workforce	274
Managers and above	71
Part-time employees	12
Average age	45.7 years
Average length of service in years	5.9 years
Employee turnover rate December 31, 2022 to 2023 (voluntary)	4.8%

Our employees are a key factor in our ability to serve our customers and achieve our mission to establish INTERCEPT as the standard of care for transfused blood components globally and to enable our customers to do everything in their power to deliver safe and effective blood products to patients. The ability to hire and retain highly skilled professionals remains key to our success in the marketplace. To attract, maintain and motivate our employees, we offer a challenging work environment, ongoing skills development initiatives, attractive career advancement, opportunities and a culture that rewards entrepreneurial initiative and execution. Our guiding principles of integrity, perseverance, scientific rigor, and urgency are core to who we are and serve as the foundation of our values. Our guiding principles set the tone for how we work together and provide a framework for giving feedback. Service is at the core of our business and our interactions with one another. In 2023 we created an Employee Value Proposition, or EVP, and updated our external website to include that proposition.

Environmental, Social and Governance (ESG)

As our business continues to grow and develop, we recognize the importance of making responsible business decisions for the benefit of all of our stakeholders, including our stockholders, customers, employees, partners, the communities in which we work and live, as well as the planet. To that end, in 2022, we finalized our first materiality assessment with the aim to identify and prioritize issues that are most critical for inclusion in our ESG strategy. In 2023, we continued implementing our ESG strategy and expect to begin reporting on our progress to our various stakeholders annually later in 2024.

Diversity, Equity and Inclusion (DE&I)

A diverse and inclusive workforce is a business imperative and key to our long-term success. Our employees come from numerous countries and bring diversity to our workplace across many critical categories. We believe our company is stronger because of the variety of experiences and backgrounds our employees bring to their work every day. We are committed to creating and maintaining a diverse, inclusive, and safe work environment. To continue our efforts to increase diversity in the Cerus workforce, we are developing a strategy that will look to identify gaps and present suggestions on how we can encourage and cultivate an environment in which all employees feel included and empowered to achieve their best. In 2023, we developed a new page on our website highlighting the diversity within our workforce. We are proud of the diverse workforce we have at all levels of our organization and now reflect that on our updated website. In addition, we enhanced our training for DE&I awareness by adding a five-module training program to our annual curriculum.

Compensation and Benefits

We strive to provide pay, benefits, and services that are competitive with local markets and create incentives to attract and retain employees across the globe. Our compensation package includes market-competitive pay, broad-based stock grants and bonuses, health care and retirement benefits, paid time off, paid parental leave, tuition reimbursement, among others. We are focused on pay equity globally and are striving to close the gap in pay among similar roles and responsibilities throughout our organization.

Cerus encourages employees to become involved in their community by volunteering for activities that enhance and serve the communities in which they live and work. In 2023, we added a Volunteer Paid Time Off Program allowing employees to get paid for volunteering at a charity of their choice. We also partnered with LinkedIn to provide unlimited access to LinkedIn Learning, a robust online training platform providing employees with continuous learning opportunities.

Hybrid Workforce

Beyond providing offices and infrastructure for our employees to work, we also allow for remote work and have adopted a hybrid workplace policy. We provide a stipend for IT and/or office equipment to assist our employees in creating an ergonomic home workstation. We allow flexible schedules, and support employee information technology needs. In addition, we have provided training to employees and managers on how to work from home and how to manage hybrid employees to ensure that our employees are maintaining their physical, mental and emotional wellbeing.

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

Health, Wellness and Safety

We are committed to the safety of our employees and communities, from laboratory operations to product development to supplier partnerships. Our goal is to achieve zero serious injuries through continued investment in and focus on our core safety programs and injury-reduction initiatives. We provide access to a variety of innovative, flexible, and convenient health and wellness tools, including annual flu shots, an onsite gym for our Concord based employees and gym membership reimbursement for all of our global employees.

Available Information

We maintain a website at www.cerus.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission. Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

In any event, our ability to successfully commercialize the INTERCEPT Blood System for platelets, plasma, and IFC in the U.S. will depend on our ability to:

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

In addition to the other risks described herein, our ability to successfully commercialize the INTERCEPT Blood System for platelets, plasma and IFC in the U.S. is subject to a number of risks and uncertainties, including those related to:

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
•
any supply or manufacturing problems or delays arising with any of our suppliers, many of whom are our sole qualified suppliers for the particular product or component they manufacture, including the ability of our suppliers to maintain FDA approval to manufacture the INTERCEPT Blood System and to comply with FDA-mandated current Good Manufacturing Practice, or cGMP, and Quality System Regulation, or QSR, requirements and foreign equivalents;
•
our and our suppliers ability to produce sufficient quantity of product to meet the growing demand for our products;
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
•
ability of blood center manufacturing partners to obtain and maintain BLAs allowing produced IFC to be shipped out of state to meet demand;
•
dependency upon any third-party manufacturer that supplies products required by blood centers to process and store blood components consistent with our approved specifications and claims, including but not limited to, apheresis collection devices, disposable blood bags and reagents, and platelet additive solution, or PAS, including those third-party suppliers’ ability to maintain FDA or other regulatory approvals to manufacture their products and to comply with FDA-mandated cGMP and QSR requirements and foreign equivalents;
•
our ability to obtain patents, protect trade secrets, prevent others from infringing on our proprietary rights, and operate without infringing the proprietary rights of third parties;
•
existing and potential future competitive threats, including complaints, litigation or other such disruptive practices, regardless of merit;
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
•
our process requires changes in blood center collection processes or clinical regimens to address platelet loss; or
•
our products may never receive approval for storage of platelets beyond five days.

Additionally, existing customers may not believe they can justify any perceived operational change or inefficiency either generally or in conjunction with a blood component availability shortage. This concern may be exacerbated during any blood shortage crisis, which the U.S. is currently facing. Certain studies have indicated that transfusion of conventionally prepared platelets may yield higher post-transfusion platelet counts (according to a measurement called “corrected count increment”) and may be more effective than transfusion of INTERCEPT-treated platelets. Although certain other studies demonstrate that INTERCEPT-treated platelets retain therapeutic function comparable to conventional platelets, prospective customers may choose not to adopt our platelet system due to considerations relating to corrected count increment or other factors. In addition, while our platelet system is used outside of the U.S. to treat whole blood derived, pooled buffy-coat collected platelet units, the FDA does not currently allow buffy-coat platelets and therefore our ability to treat U.S. collected platelets is limited to those collected via apheresis. Given the current shortage of platelets in the U.S., hospitals may not discriminate about which platelet products they receive, which may result in less demand for INTERCEPT-treated products and therefore less urgency for blood centers to adopt or increase INTERCEPT-treated platelets.

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

We have conducted studies of our products in both in vitro and in vivo environments using well-established tests that were accepted by regulatory bodies. However, we cannot be certain that the results of these in vitro and in vivo studies accurately predict the actual results in humans in all cases. In addition, strains of infectious agents in living donors may be different from those strains commercially available or for which we have tested and for which we have received approval of the inactivation claims for our products. To the extent that actual results in human patients differ, commercially available or tested strains prove to be different, or customers or potential customers perceive that actual results differ from the results of our in vitro or in vivo testing, market acceptance of our products may be negatively impacted.

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. We have recently learned of instances where, following treatment with INTERCEPT, mishandling of the treated blood components has introduced environmental bacterium. We must help our blood center customers to remain vigilant or increase their vigilance in adopting best practices regarding blood component handling. Failure to adequately address this risk may call into question the efficacy of using pathogen reduction. We must report safety events to regulatory authorities, regardless of the imputability of our products.

Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We or others may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. Hospital or other blood center customers may purchase IFC as a biologic from us or other blood centers which would be produced by blood center manufacturing partners of ours or another blood center. Should we receive product complaints on the produced IFC product, we may not be able to determine if a problem exists, or from where the problem originated.

Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to educate a blood center on the benefits of treating increasing proportions of its platelet units may be negatively impacted. Moreover, there is a risk that further studies that we or others may conduct, including the post-approval studies we were required to conduct as a condition to the FDA approval of the platelet system, will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease using our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components, including IFC which we have very limited experience selling directly to hospitals. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. Hospitals may not have adequate staffing levels or may have competing priorities which could delay such system updates, perhaps indefinitely. Management of complex inventories may require coordination between hospital suppliers, blood centers, or us, which in turn may cause delays in market adoption. In addition, customers may require certain changes to our products for any number of reasons. Complying with such requests may prove costly, and may create complexities surrounding the manufacturing of disposable kits, compliance with regulatory authorities, blood center usage, or inventory management. Conversely, failure to comply with such requests from customers may result in damage to our relationship or the potential loss of customer business.

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

In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other parts of the EU and other countries where we rely on CE Certificates of Conformity and the CE Mark, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using our products. The review period for a new MAA can be 12 months or longer following submission and we cannot assure that any of the potential German customers submitting a new MAA will obtain it. We have invested in substantial commercial resources in Germany. Without approvals of MAA applications obtained by potential German customers, or willingness of hospitals to seek reimbursement for pathogen-reduced platelets or for insurers to submit for the approved incremental reimbursement for pathogen-reduced platelets, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our business, results of operations and financial condition and we may never realize a return on the investments we have made building out our commercial team in Germany. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. Similar to the U.S., German blood centers will need to successfully market and sell to their hospital customers and understand and assist with the steps that are needed at the hospital level in Germany to administer pathogen-reduced platelets.

While we have entered into agreements with Établissement Français du Sang, or EFS, to supply illuminators and platelet and plasma disposable kits and maintenance services for illuminators to EFS, we cannot provide any assurance that the national deployment of the platelet system in France will be sustainable or that we will be able to secure any contracts subsequent to our existing contract with EFS. If we are unable to continue to successfully support EFS’ national adoption of the platelet system, EFS’ use of the plasma system, our business, results of operations and financial condition may be adversely impacted. Our contracts with EFS do not contain purchase volume commitments and as such, it is challenging to forecast with precision the purchase levels and product demand and fulfill EFS' orders. In addition, we understand that EFS is inspecting and testing samples of each lot that it purchases from us prior to accepting the products shipped to fulfill orders. We have little insight into the time to test, testing conditions or ultimate results. Other customers may require similar conditions of purchase. Testing may have a negative impact on our ability to recognize product revenue either due to the time it takes to test and approve the release of a shipment or if the customer experiences problems with testing or if testing results are outside of the customer acceptance criteria.

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

Successfully commercializing our products in the U.S. has taken more time than anticipated and has required us to continue to invest in commercialization efforts to build and maintain relationships, additional routine-use data and trust from the industry. We continue to need to attract, retain, train and support sales, marketing and scientific and hospital affairs personnel and other commercial talent. Our hospital affairs professionals may be ineffective in educating hospitals and physicians on our products, clinical trial history and publications. Hospital affairs professionals are highly educated and trained professionals and the hiring and employment market for hospital affairs professionals is highly competitive. We may be unable to develop and maintain adequate and/or effective hospital affairs, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient effective resources to the advertising, promotion and sales efforts for the platelet, plasma or cryoprecipitation systems in the U.S. In any event, if we are unable to develop and maintain an effective and qualified U.S. based commercial organization, we may fail to realize the full sales potential of our commercial products in the U.S. which would materially and adversely affect our business, financial condition, results of operations and growth prospects.

We have very limited experience selling directly to hospitals or expertise complying with regulations governing finished biologics, and our inability to successfully commercialize the INTERCEPT Blood System for cryoprecipitation in the U.S. would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have very limited experience selling directly to hospitals nor do we have prior experience or expertise complying with regulations governing finished biologics. The introduction of new models of doing business require extensive training of our personnel and may lengthen the time it takes for this business unit to be fully operational. Furthermore, contracting with individual hospitals is time consuming and is often a protracted and bespoke process. Our blood center customers may view the sale of biologics directly to hospitals as a competitive threat, which may adversely affect our customer relationships, could negatively impact our business prospects and could result in loss of business and revenue. Conversely, we may also sell the disposable kits directly to blood centers for the manufacture of IFC for their own account or for hospitals with whom they already have contracts in place. As a result, we may be directly competing with these blood centers for the sale of IFC. These blood centers have more experience and existing contracts with hospitals and may be able to offer synergies that we cannot, each of which may negatively impact our ability to compete successfully.

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

If we are unable to successfully market the IFC to hospitals or comply with unique regulations governing finished biologics, our ability to monetize and deliver the IFC will be negatively impacted which would materially and adversely affect our business, financial condition, results of operations and growth prospects. In addition, we may never achieve market acceptance and adoption of IFC by U.S. hospitals to generate product revenue sufficient to cover its costs.

We may be liable and we may need to withdraw our products from the market if our products harm people. We may be liable if an accident occurs in our controlled use of hazardous materials. Our insurance coverage may be inadequate to offset losses we may incur.

We are exposed to potential liability risks inherent in the testing and marketing of medical devices and biologic products. We may be liable if any of our products cause injury, illness or death. Although we complete preclinical and clinical safety testing prior to marketing our products, there may be harmful effects caused by our products that we are unable to identify in preclinical or clinical testing. In particular, unforeseen rare reactions or adverse side effects related to long-term use of our products may not be observed until the products are in widespread commercial use. Because of the limited duration and number of patients receiving blood components treated with the INTERCEPT Blood System products in clinical trials, it is possible that harmful effects of our products not observed in preclinical and clinical testing could be discovered after a marketing approval, or CE Certificate of Conformity has been received or after affixing the CE Mark to our products. For example, in cases where we have obtained regulatory approval or have affixed the CE Mark to our products, we have demonstrated pathogen reduction to specified levels based on well-established tests. However, there is no way to determine, after treatment by our products, whether our products have completely inactivated all of the pathogens that may be present in blood components. In addition, even if our products inactivate all pathogens in a blood product, it is often difficult to determine if pathogens are introduced after treatment with INTERCEPT due to blood center or hospital mishandling, shipping or other possibilities. For example, we have recently learned of instances where, following treatment with INTERCEPT, mishandling of the treated blood components has introduced environmental bacterium. We must help our blood center customers to remain vigilant or increase their vigilance in adopting best practices regarding blood component handling. Failure to adequately address this risk may call into question the efficacy of using pathogen reduction. There is also no way to determine whether any residual amount of a pathogen remains in the blood component treated by our products and there is no way to exclude that such residual amount would be enough to cause disease in the transfused patient or was a result of a potential defect or lack of efficacy of our products. We could be subject to a claim from a patient that tests positive, even though that patient did not contract a disease. We must report safety events to regulatory authorities, regardless of the imputability of our products. In addition, should personnel at clinical study sites or ultimately, potential customers, be harmed by amustaline, or believe they have been or could be harmed by amustaline, our insurance coverage may be insufficient to provide coverage for any related potential liabilities. Amustaline is considered a potent chemical and is the active compound of our red blood cell system.

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

If our competitors develop products superior to ours, market their products more effectively, or receive regulatory approval or certification before our products, our commercial opportunities could be reduced or be eliminated. Competitors have and may continue to file claims in order to impede the marketability of our products, regardless of the merit of such claims.

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

In addition, while we believe that IFC has many advantages over competitors, traditional cryoprecipitate and fibrinogen concentrates are well established within hospital use. Even if we are able to generate compelling data regarding the use of IFC over other products or traditional cryoprecipitate, hospitals may not perceive the advantage of IFC over the competing products and we may be ineffective in selling biological agents directly to hospitals or be unable to demonstrate the economic or patient advantages to customers relative to the competitors. Further, competitors may have more experience marketing and selling products directly to hospitals and may try to impede the marketability of our products. In late 2023, we learned that Octapharma filed a complaint against the FDA regarding BLAs received by our manufacturing partners. While we understand that the complaint has been settled, it has and may continue slowing the licensure of additional BLAs. Until additional BLAs are issued to our manufacturing partners, we may not have enough production capacity to supply demand, especially in states outside of the home states of our manufacturing partners.

A byproduct of producing IFC is pathogen reduced cryoprecipitate poor plasma. If we are unable to find a commercial outlet for pathogen reduced cryoprecipitate poor plasma, we will continue to incur costs to discard the byproduct, which negatively impact our operating results.

Our platelet and plasma products and product candidates are not compatible with some collection, production and storage methods or combinations thereof. Further, blood centers using INTERCEPT must have access to those certain devices, blood bags, assays or platelet additive solutions that are compatible with our products.

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the U.S. and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet collection device manufacturers may need to modify device collection parameters or software before a prospective customer could use INTERCEPT. If these manufacturers are not cooperative or are resistant to assist their customers or do not assist with making such modifications, the potential market for our products may be limited. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the U.S., though it represents the minority of collections. Outside of the U.S., our platelet systems are used to treat both apheresis and buffy coat collected platelets. Although there is currently a shortage of platelets in the U.S., until buffy coat platelets are accepted by the FDA, use of our platelet system in the U.S. will be limited to apheresis collected platelets. Our platelet system is designed to work with platelets collected and stored in storage solutions, called InterSol and SSP+, and for platelets suspended in 100% plasma. Fresenius is the exclusive manufacturer of InterSol and MacoPharma of SSP+, both widely-used PAS. Many of our customers and prospective customers use InterSol or SSP+ in connection with INTERCEPT treatment. Similarly, some of our customers combine multiple platelet or plasma components before treating the combined product with INTERCEPT. Further, blood centers using INTERCEPT must have access to those certain devices, blood bags, assays or platelet additive solutions that are compatible with our products. We have recently learned of concerns about manufacturers’ ability to provide an uninterrupted supply of PAS solutions to our blood center customers. Should such a supply disruption occur, our customer’s ability to treat platelets using INTERCEPT may be negatively impacted or may require us to secure approval for and supply PAS, for which we do not currently have regulatory approval.

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

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses, known as triple dose collections. While we have trained many customers to break down such donations to volumes and doses compatible with our products other prospective customers may not want to modify their operating practices and may therefore choose alternative compliant practices. In order to enable these customers to treat triple dose collections, we would need to develop future configurations of the platelet system, which is not in our current plans. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. Some blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for the use of INTERCEPT in a manner compatible with triple dose collections, and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials. We may also need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Until we pursue and obtain approval of these additional product configurations, we will not be able to fully address those portions of the market, which limits our product revenue and adversely impacts our financial results. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. While we are seeking to generate acceptable data for Amicus collected platelets stored in 100% plasma, we cannot assure you that the data will be acceptable to the FDA or that we will receive timely approval, if ever. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product. Given the current blood component shortage, increased collection volumes may not be achievable or use of INTERCEPT may be considered less efficient than other operating practices, particularly in regions such as the U.S. where we do not maintain a seven day platelet storage claim. Platelet dose requirements vary greatly between regulatory agencies around the world. In areas where approved platelet dosage levels are relatively high, such as the U.S., any loss of platelets by using INTERCEPT may result in a lower produced yield at blood centers. Given the current shortage of platelets in the U.S., blood centers may not want to adopt or increase production of INTERCEPT-treated platelets if they feel it will impact their ability to comply with the relatively high dosage requirements required by the FDA. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the plasma systems. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. In any event, any failures or delays in obtaining FDA, CE Certificates of Conformity and other regulatory approvals for any new configurations or product improvements would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could materially harm our product revenue and prospects for potential future profitability.

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

We are currently conducting multiple clinical trials for our products and product candidates and plan to commence additional clinical trials of our products and product candidates in the future. We cannot be certain that the design or conduct of, or data collected from, these trials will be sufficient to support FDA approval, a CE Certificate of Conformity prior to affixing a CE Mark or any other regulatory approvals outside the U.S. If we fail to produce positive results in our ongoing or planned clinical trials, the development timeline and regulatory approval and commercialization prospects for our products and our product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, extreme weather or other natural forces, terrorist activity or general concerns over employee safety. For example, we experienced delays in our RedeS and ReCePI studies related to the COVID-19 pandemic. In addition, some clinical sites for the RedeS study are located in areas that are subject to disruption by severe weather such as flooding, hurricanes or other natural forces such as earthquakes, which have delayed enrollment and progress of the RedeS study in the past. In addition, our ReCePI study in complex cardiovascular surgery patients had been slower to enroll due to a variety of factors including low frequency of administering red blood cells to the patient population and reticence to participate in research studies. If we are unable to enroll a sufficient number of patients for the RedeS study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system, including the potential for additional Phase 3 clinical trials beyond what is currently contemplated. In any event, we cannot be certain that further delays in the RedeS study or other clinical trials will not occur.

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

We have conducted many toxicology studies to demonstrate the safety of the platelet and plasma systems, and we have conducted and plan to conduct toxicology studies for the red blood cell system throughout the product development process. At any time, the FDA and other regulatory authorities or Notified Bodies may require further toxicology or other studies to further demonstrate our products’ safety, which could delay or preclude regulatory approval and commercialization. Furthermore, any major changes to components used in our products or configuration changes to our products may require additional toxicology studies which may not produce acceptable results. Beyond toxicology studies, changes to our products or the manufacturing process of our products may require additional aging and stability data in order to satisfy regulators and maintain historical label claims. For instance, despite having 24 month aging for our products in many territories around the world, the FDA has limited the shelf life of our platelet product to six months for any platelet kit produced using a new solvent for the manufacture of a component. While we have produced and submitted stability data to support the shelf life of our products beyond six-months, until the FDA approves such data and allows for a longer shelf life, we will need to manage our supply chain closely which is time consuming and costly. In addition, the FDA or foreign regulatory authorities may alter guidance at any time as to what constitutes acceptable clinical trial endpoints or trial design, which may necessitate a redesign of our product or proposed clinical trials and cause us to incur substantial additional expense or time in attempting to gain regulatory approval. Regulatory agencies weigh the potential risks of using our pathogen reduction products against the incremental benefits, which may be difficult or impossible to quantify.

If any additional product candidates receive approval for commercial sale in the U.S., or if we obtain approval for expanded label claims for the platelet system or plasma system, the FDA may require additional post-approval clinical or in vitro studies as a condition of approval. While we have completed the two post-approval studies required by the FDA, there is no guarantee that we will be able to complete future studies required as a condition of approval. The post-approval studies we have been required to complete and any additional studies that the FDA may require could involve significant expense, may require us to secure adequate funding to complete and may not be successful. In addition, enrollment of post-marketing studies may be difficult to complete timely if customers of blood centers are reluctant to accept conventional, non-INTERCEPT-treated products once INTERCEPT products become available to them. Other regulatory authorities or Notified Bodies outside of the U.S. may also require post-marketing studies. Failure to successfully complete post-marketing studies may place certain restrictions on the use of our products or regulators could suspend or revoke our approvals.

The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity.

While we have submitted an application for a CE Certificate of Conformity prior to affixing a CE Mark to our red blood cell system, it has not been approved for marketing or commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary CE Certificate of Conformity and other regulatory approvals for the product or any future iterations or changes to the product. For instance, regulators or Notified Bodies may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far and submitted for a Certificate of Conformity does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In any event, any failure or further delays in completing the development activities for the red blood cell system would prevent or continue to delay its commercialization, which would materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system.

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

In addition to the two chemical components of the INTERCEPT RBC System, amustaline and glutathione, there are additional substances contained with the Processing Set (Processing Solution and SAG-M Storage Solution) that contain substances that may be considered as ancillary medicinal substances by either the Notified Body or the Competent Authority. If we are unable to reach resolution on the classification of the additional substances contained with the RBC System, any decision on our CE Certificate of Conformity application would substantially delay the timing of a decision on our CE Certificate of Conformity application, perhaps indefinitely.

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

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for a CE Certificate of Conformity related to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. The Notified Body has reviewed all four modules of our application for CE Certificate of Conformity of the red blood cell system, though delays can occur for multiple reasons, including due to questions on our application for a CE Certificate of Conformity or work load for the Notified Body. Furthermore, the Dutch Medicines Evaluation Board, or CBG, the competent authority for our red blood cell product, has reviewed the relevant sections of our submission and have asked numerous questions. We cannot predict with certainty, when, if ever, our answers to those questions and the required data will support a decision concerning certification. In addition, CBG has asked TÜV SÜD to assess the need for consultation of additional substances contained with the INTERCEPT RBC Processing Set (Processing Solution and SAG-M Storage Solution). Should an assessment of the storage solution be required, we may see a delay in the decision concerning certification beyond our expected timing of the second half of 2024. In addition, we are currently in discussions with our sole supplier of key components of the red blood cell system with respect to a dispute over its willingness to continue to supply us with such components, without changes, throughout the application process for our CE Certificate of Conformity. Because our CE Certificate of Conformity application under the new MDR for the red blood cell system is specific to this supplier’s existing manufacturing site and manufacturing processes, if we are unable to reach satisfactory resolution of this dispute, or if this supplier is otherwise unable or unwilling to supply us with these components using its existing manufacturing site and manufacturing processes, any decision on our CE Certificate of Conformity application would be impacted and could be delayed beyond our current expectations, and we may be required to engage and validate a new supplier for these components, which would substantially delay the timing of a decision on our CE Certificate of Conformity application, perhaps indefinitely. We continue to work with our supplier to ensure preparedness for an inspection to support the CE certification and future commercial manufacturing in the event of approval of our CE Certificate of Conformity application. However, the timing of the ultimate decision on our CE Certificate of Conformity application and the related timing at which we may be able to affix the CE Mark to our product, could impact our current supplier's willingness to continue to supply us with these components, and could hasten our plans to engage and validate a new supplier of these key components, which will be costly and time-consuming. We cannot predict with certainty when we may receive a decision on our CE Certificate of Conformity application, if ever. While we expect we could receive an approval decision in the second half of 2024, the timing of the ultimate decision on our CE Certificate of Conformity application and the related timing at which we may be able to affix the CE Mark to our product, remains subject to the satisfactory resolution of this dispute, including our current supplier’s willingness to continue to supply us with these components using its existing manufacturing site and manufacturing processes throughout our CE Certificate of Conformity application and afterwards, if obtained, or alternatively, the engagement and validation of a new supplier of these key components, and in any event will be based on questions about our application for a CE Certificate of Conformity and the timing of the responses, and we cannot predict with certainty when we may receive an decision, if ever. Moreover, we do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to support a CE Certificate of Conformity, even if limited to a target patient population having chronic anemia. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We will likely need to generate additional safety and efficacy data in order to achieve broad label claim or market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. These data may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals or certification in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval, certification and market acceptance will need to be resolved prior to the initiation of further clinical trials.

If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues, securing commercial manufacturing for sufficient volumes or if our manufacturers continue to fail to be able to produce sufficient volumes of the active ingredients or if we are unsuccessful in obtaining subsequent regulatory approvals or certification and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays can also materially impact our product development costs. When we experience delays in testing, conducting trials or approvals or certification, our product development costs will increase, which may exceed the budgets or timeframe under our BARDA agreement or which costs may otherwise not be reimbursable to us under the BARDA agreement. Even if we were to successfully complete and receive approval or certification for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Moreover, customers may not accept the manual configuration of the product and require us to develop a more operationally scalable version of the system which would be expensive and may not be successful. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system, even if approved for commercial sale.

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

We recently received certification under the MDR for the INTERCEPT Blood System for platelets and plasma. We or our customers have received approval for the sale and/or use of INTERCEPT-treated platelets and plasma within Europe in France, Switzerland, Germany and Austria. Switzerland has accepted to unilaterally recognized CE Marked medical devices. While we are currently in the process of completing the requirements to maintain regulatory approval of our products in Switzerland, we cannot assure you that we will be successful in doing so. In addition, we or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE Mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law, our inability to maintain compliance with regulations or other factors. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our business, financial condition, results of operations and growth prospects would be materially and adversely impacted.

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

As a condition to the FDA approval of the platelet system, we were required to conduct two post-approval studies of the platelet system – a haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT-treated platelets; and a recovery and survival study of INTERCEPT-treated platelets suspended in 100% plasma and stored for five days. The haemovigilance study was completed, met its primary endpoint and was accepted by FDA, and results have been published in a peer-reviewed journal. We have also completed the recovery and survival study for INTERCEPT-treated platelets suspended in 100% plasma and stored for five days and have submitted the study results to the FDA. Successful enrollment and completion of any other post-approval studies will require that we identify and contract with study sites or hospitals that have the desire and ability to participate and contribute to the study in a timely manner, which we may be unable to do in a timely manner or at all. In addition, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our financial condition and results of operations. In addition, there is a risk that post-approval studies will be unsuccessful or show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System. Failure to successfully complete post-marketing studies may place certain restrictions on the use of our products or regulators could suspend or revoke our approvals.

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

If a regulatory authority or Notified Body suspects or discovers problems with a product, such as serious incidents, adverse events of unanticipated severity or frequency, or problems with the facility or the manufacturing process at the facility where the product is manufactured, or problems with the quality of product manufactured, or disagrees with the promotion, marketing, or labeling of a product, a regulatory authority may impose restrictions on use of that product, including requiring withdrawal of the product from the market. For example the FDA has requested information on bacterial contamination of INTERCEPT-treated products in conjunction with their investigation of complaints stemming from contamination of manufacturing sites and blood centers. Our failure to comply with applicable regulatory requirements could result in enforcement action by regulatory agencies, which may include any of the following sanctions:

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

In addition, the regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, increased operation costs or lower than anticipated sales. For example, complying with the new MDR will require considerable time, attention and effort by our manufacturers and us and may limit or delay any contemplated changes to our products or expansion of label claims. In addition, regulators have been impacted by the global staffing shortage, as well as the volume of existing and new MDR filings, all of which further constrain their ability to review submissions timely.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data.

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

In addition, there are numerous U.S. federal, state and local healthcare regulatory laws, and similar foreign laws, including but not limited to, anti-kickback laws, false claims laws, antitrust, privacy laws, and transparency laws. Our relationships with healthcare providers and entities, including but not limited to, hospitals, blood centers, physicians, other healthcare providers, and our customers are subject to scrutiny under these laws. Violations of these laws can subject us to significant penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs, including the Medicare and Medicaid programs, or equivalent foreign programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment of our operations. The laws that may affect our ability to operate include, but are not limited to:

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

In the EEA, the General Data Protection Regulation, or EU GDPR and in the UK the United Kingdom's implementation of the EU GDPR, the UK GDPR, which are wide-ranging in scope, imposes detailed requirements, in particular, in relation to the control over personal data by individuals to whom the personal data relates, the information that we must provide to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification, the legal bases for processing personal data, the exceptions that allow us to process special categories of personal data and the use of third-party processors in connection with the processing of personal data. The EU GDPR and UK GDPR also imposes strict rules on the transfer of personal data out of the EEA and United Kingdom respectively, and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to 20 million euros under the EU GDPR, 17.5 million pound sterling under the UK GDPR, or, in each case, 4% of the annual global revenues of the non-compliant company, whichever is greater. In addition, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

There have been executive, judicial and Congressional challenges to numerous provisions of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a manufacturer discount program. It is unclear how any such challenges and the healthcare reform efforts of the Biden administration will impact ACA and our business. The implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

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

The changes to the regulatory system implemented in the EU by the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third-party testing by Notified Bodies, additional requirements for the quality management system, traceability of products and transparency as well a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfilment of the obligations imposed by the MDR may cause us to incur substantial costs. We may be unable to fulfil these obligations, or our Notified Body, where applicable, may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the MDR or continued certification under the MDR.

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

Risks Related to Government Contracts

A significant portion of the funding for the development of the red blood cell system has come and is expected to continue to come from our BARDA agreement, and if BARDA were to eliminate, reduce, delay, or object to extensions for funding of our agreement, it would have a significant, negative impact on our government contract revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding. Our ability to be paid by the DoD is predicated on our ability to achieve the stated milestones in the agreement and for the DoD to agree with the successful completion of each.

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

We are reimbursed for costs and are compensated by the DoD based on achievement of stated milestones in the agreement. In order for the DoD to pay for our claimed costs and compensation, they must agree on the successful completion of each milestone. Should we be unsuccessful in satisfactorily completing the stated milestones or if we encounter delays or disputes with the DoD, our cash flows and anticipated results of operations will be negatively impacted.

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

Generally, government contracts, including our agreements with BARDA, the FDA and the DoD, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed (plus a portion of the agreed fee) and settlement expenses on the work completed prior to termination. Except for the amount of services received by the government, termination-for-default provisions do not permit recovery of fees. In addition, in the event of termination or upon expiration of our BARDA agreement, the U.S. government may dispute wind-down and termination costs and may question prior expenses under the contract and deny payment of those expenses. Should we choose to challenge the U.S. government for denying certain payments under our BARDA agreement, such a challenge could subject us to substantial additional expenses that we may or may not recover. Further, if any of our government contracts are terminated for convenience, or if we default by failing to perform in accordance with the contract schedule and terms, a significant negative impact on our cash flows and operations could result. Our ability to receive funding under our contract with DoD for the development of pathogen reduced, lyophilized cryoprecipitate is based on achievement of milestones which cannot be guaranteed. If we are unable to achieve any of those milestones, funding may be limited, less than expected, or non-existent for that particular milestone, which in all cases would negatively impact our cash flows and financial results.

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

In addition, as a U.S. government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Based on the results of its audits, the U.S. government may adjust our agreement-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis and could impact our cash flows under the contract prospectively. In addition, in the event that the government determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, the government would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our agreements, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us, which could cause our stock price to decline. In addition, under U.S. government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to solely private sector commercial companies.

Risks Related to Our Reliance on Third Parties

We rely on third parties to market, sell, distribute and maintain our products and to maintain customer relationships in certain countries.

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in certain regions. We rely on these distributors to obtain and maintain any necessary in-country regulatory approvals, as well as market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. Generally, our distribution agreements require distributors to purchase minimum quantities in a given year over the term of the agreement. Failure by our distributors to meet these minimum purchase obligations may adversely affect our financial condition and results of operations. In addition, failure by our distributors to provide an accurate forecast impacts our ability to predict the timing of product revenue and our ability to accurately forecast our product supply needs. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. For example, our distributors may fail to sell product inventory they have purchased from us to end customers or may sell competing products ahead of or in conjunction with INTERCEPT. In addition, initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. We have a finite number of illuminators that can be produced under the current approved configuration before a redesigned and approved illuminator is available. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Further, we have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. In Russia and Belarus, our illuminators and related spare parts are subject to sanctions. We have a number of installed illuminators in Russia and Belarus that require routine maintenance and replacement of spare parts in order to remain in service. We recently obtained licensure in the U.S. to resume supplying new illuminators and spare parts to service existing illuminators installed in Russia and Belarus, under certain conditions and requirements. If we are unable to maintain our license or comply with the conditions and requirements in the license, we will be unable to sell new illuminators or provide spare parts to maintain the installed devices in Russia and Belarus, which would impact our financial results. Additionally, if new sanctions restrictions are placed on our ability to continue to support our business in Russia, Belarus, or other CIS countries, then we may decide to cease that business which would have a detrimental impact on our financial results, our reputation in those countries, and the eligibility of our Russian and Belarussian distributors to participate in public contracts.

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

In February 2021, we entered into an Equity Joint Venture Contract with Shandong Zhongbaokang Medical Implements Co., Ltd., or ZBK, to establish Cerus Zhongbaokang (Shandong) Biomedical Co., LTD., or the JV, for the purpose of developing, obtaining regulatory approval for, and eventual manufacturing and commercialization of the INTERCEPT blood system for platelets and red blood cells in the People’s Republic of China. We own 51% of equity in the JV and consolidate the JV. The JV will need to obtain regulatory approval for the INTERCEPT Blood System for Platelets and Red Blood Cells before it can begin commercializing in China. In order to obtain that regulatory approval, the JV may need to run additional clinical studies in China. We cannot assure you the JV will be successful in meeting the endpoint, once defined, or be successful in meeting any other requirements or that it will ever receive regulatory approval. If the JV is unable to obtain regulatory approval to sell INTERCEPT in China, our ability to grow our business and achieve significant revenues in China will be negatively impacted. We may be unable to realize a return on any investment in the JV or we may not be able to monetize any profit or otherwise generate meaningful value from our ownership of the JV.

Our manufacturing supply chain exposes us to significant risks.

We do not own our own manufacturing facilities, but rather manufacture our products using a number of third-party suppliers, many of whom are our sole suppliers for the particular product or component that we procure. We rely on various contracts and our relationships with these suppliers to ensure that the sourced products are manufactured in sufficient quantities, timely, to our exact specifications and at prices we agree upon with the supplier. For example, Fresenius is our sole supplier for the manufacture of finished disposable kits for the platelet and plasma systems. We also rely on other third-party suppliers for other components and products that are currently our sole qualified suppliers for such components and products. In the event Fresenius or any of our other sole qualified suppliers refuses or is unable to continue operating under our supply agreements with them, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected. Fresenius may have financial constraints or impose additional financial conditions on us. We may also encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. Until we are able to generate data satisfactory to the FDA regarding the stability of platelet products using a component manufactured with a new solvent, our platelet product shelf life is limited to six months in the U.S., straining our supply chain and distribution to customers to supply product with sufficient remaining available shelf life. In some cases, our customers have experienced increased outdated product which negatively impacts our results of operations. In addition, our product supply chain requires us to purchase certain components in minimum quantities or make last time purchases of obsolete components and may result in a production cycle of more than one year. Significant disruptions to any of the steps in our supply chain process may result in longer productions cycles which could lead to inefficient use of cash or may impair our ability to supply customers with product. Moreover, the price that we pay to some of our suppliers is dependent on the volume of products or components that we order. If we are unable to meet the volume tiers that afford the most favorable pricing, our gross margins will be negatively impacted.

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. Furthermore, suppliers producing third-party components which are used by our customers and are compatible for use in combination with our products may not be available for a variety of reasons, including manufacturing problems, regulatory delays or audit deficiencies. Should that happen, customers may not be able to use our product with alternate components for which our products are compatible, which in turn, may damage our business. In addition, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits is likely to fully utilize the production capacity of our third-party manufacturer(s). Under the terms of our 2022 Agreement, Fresenius will expand manufacturing of the components and disposable sets to multiple production facilities, following qualification and licensure of such additional facilities. If Fresenius experiences any delays in the qualification and licensure for its new production facilities, then our ability to continue to grow the platelet business will be impaired and our supply and mix of platelet kits or plasma kits will be adversely impacted. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. Although we are actively evaluating alternate suppliers and have made and plan to continue making capital investments to operationalize additional sites within our existing supplier’s networks for certain components and finished kits, we do not have qualified additional sites or suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

We have purchased a last time build of our current model illuminator, which is being phased out of manufacture due to obsolescence of certain components. As a result, we will not be able to continue manufacturing the current model illuminator. We are currently developing the new illuminator which may take an extended period of time to complete and obtain regulatory approval. Until such time as we obtain approval for the redesigned illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. We anticipate that we will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. We and our customers rely on the availability of spare parts and replacement components to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts or replace components during the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. We understand that components used in the current model illuminator are no longer commercially available beyond what we have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As components become unavailable or obsolete, we may be required to identify and qualify replacement components for the current model illuminator and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so.

We recently signed an agreement with a supplier to produce the new redesigned illuminator. Some of the new components require long order lead times and have required that we procure the components in advance of receiving regulatory approval in order to satisfy demand for our products. Until we are able to validate our new supplier, obtain regulatory approvals and sell our newly designed illuminator, sales of illuminators will be limited to the quantity of the current model illuminator that we have on hand. Furthermore, our ability to maintain the existing installed base of current model of illuminators is limited, in some cases, to the existing stockpiled components that we have on hand and our ability to calibrate light dose on such illuminators is limited to maintaining the bulbs required to operate a calibration station and external radiometers. Any failure to, or delays in, receiving regulatory approvals for the redesigned illuminator, or increased costs associated with mitigating any such delays, could materially and adversely affect our business, financial condition, results of operations and growth prospects and impair our sales and ability to penetrate new markets.

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

The current conflict in the Middle East and impact on shipping routes has resulted in increased costs to ship our products via ocean and meet our supply chain requirements. Should the conflict continue or worsen, or if we are unable to ship products and components to meet our supply chain demand, we may continue to incur increased costs, encounter delays, and/or have to rely on air freight which is significantly more expensive than ocean shipment.

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

Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. While our net losses have recently narrowed, at our expected and guided sales levels of the platelet, plasma and cryoprecipitation systems, and of IFC, our costs to manufacture, distribute, market and sell our products, support the systems, and develop new products will likely be in excess of our product revenue. In particular, it is expensive and time consuming to continually address ever-changing regulatory requirements whether those changes are due to changes in the requirements or changes in our products to expand or maintain our products’ label claims. Furthermore, the cost of complying with increased oversight and changing requirements under U.S. GAAP, the SEC and PCAOB and other administrative regulators are expected to continue to increase and may be unsustainable or increase faster than the anticipated revenue growth. In addition, we expect to incur additional research and development costs associated with the development of different configurations of existing product candidates and products and our new illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies or registry studies we are and may be required to conduct in connection with the approvals of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE Certificate of Conformity and the CE Marking for our red blood cell system in the EU. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities. In addition, we may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales.

If we fail to obtain the capital necessary to fund our future operations or if we are unable to generate positive cash flows from our operations, we will need to curtail planned development or sales and commercialization activities.

Until we are able to generate a sufficient amount of product revenue or limit expenses or capital investments and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreements with BARDA, the FDA, and the DoD will be sufficient to meet our working capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities. In addition, while our stated goal is to achieve profitability in the future, actual results may be different than our forecasted operating plan and may require that we make certain trade-offs to potentially achieve profitability. Such trade-offs may negatively impact our commercial potential or result in deferrals in development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), or the Amended Term Loan Credit Agreement, and our Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, both with MidCap Financial Trust, or MidCap, or potentially pursuant to new arrangements with different lenders. We have borrowed and may in future borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit agreements prior to April 1, 2026, the principal amounts outstanding under our Term Loan Credit Agreement will begin amortizing and require us to pay amounts as they come due in cash, which would negatively impact our available working capital beyond the next 12 months. Should interest rates continue to increase, the rates that we are obligated to pay under our credit agreements would likely increase, potentially leading to higher interest expense. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders. Moreover, recent developments in the financial services industry could cause us to experience liquidity constraints or failures, hinder our ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, and result in further disruptions or instability in the financial services industry or financial markets. In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures and other factors including recent and potential U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. As a result of stimulus programs put in place over the past two years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, costs to transport our products may increase and access to timely shipping may be limited. Recent bank failures have also caused increased concerns about liquidity in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. If we are unable to generate positive cash flows we may need to raise additional capital to support our operations which may be unavailable if and when needed. Should this occur, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system if additional studies are necessary for regulatory approval or certifications in the EU, which would increase our costs and potentially delay the approval. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our BARDA agreement, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

As of December 31, 2023, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $79.8 million. All of our current and future assets, except for intellectual property and certain investments in subsidiaries and affiliates, are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. In addition, our failure to comply with certain financial covenants could result in the lenders obtaining a security interest in our intellectual property. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement. Unless we prepay the principal amount due or meet the requirements for and choose to extend the interest only period of the Term Loan we will be required to make principal payments beginning in April 2026 until March 1, 2028 if not repaid sooner.

Risks Related to Managing Our Growth and Other Business Risks

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

Sales of our products are dependent on purchasing decisions of and/or reimbursement from government health administration authorities, distribution partners and other organizations. As a result of adverse conditions affecting the global economy and credit and financial markets, including the COVID-19 pandemic, disruptions due to political instability, terrorist attacks or war, economies and currencies largely affected by declining commodity prices, inflationary pressures or otherwise, these organizations may defer purchases, may be unable to satisfy their purchasing or reimbursement obligations, or may delay payment for the INTERCEPT Blood System, and of which could adversely affect our business, financial condition, results of operations and growth prospects.

In the past, a meaningful amount of our product revenue has come from sales to distributors for the Russian and CIS country markets, as well as Middle Eastern markets. While we believe that all patients wanting access to INTERCEPT-treated blood components should have access, Russia’s ongoing war against Ukraine and the elevated U.S. and EU sanctions imposed against Russia and Belarus has made servicing our distributors in Russia and Belarus more difficult. Additionally, the state of war between Israel and Hamas and the risk of a larger regional conflict may affect our business. We understand that certain of our products are now prohibited to be sold under U.S. sanctions against Russia. While we are applying for a license to continue ensuring that Russian and Belarusian patients can receive INTERCEPT products, we cannot assure you when we will be successful in obtaining such a license, if ever, or for what duration such a license may be effective if we ever receive one. Furthermore, because of the severe devaluation of the Russian ruble in the currency markets, our products have become more costly for the Russian market. Should the situation persist or worsen, including additional sanctions in response to the war, we may be unable to service our Russian and Belarusian distributors. Weakness and/or instability in worldwide oil demand and/or prices, civil, political and economic disturbances and any potential spillover effect may have a negative impact on markets that we service.

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
•
difficulties in attracting, retaining, and paying qualified personnel; and
•
cultural differences in the conduct of business.

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

We are highly dependent upon our executive management team and other critical personnel, including our specialized research and development, regulatory and operations personnel, many of whom have been employed with us for many years and have a significant amount of institutional knowledge about us and our products. We do not carry “key person” insurance. If one or more members of our executive management team or other key personnel were to retire or resign, our ability to achieve development, regulatory or operational milestones for commercialization of our products could be adversely affected if we are unable to replace them with employees of comparable knowledge and experience. In addition, we may not be able to retain or recruit other qualified individuals, and our efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, significant amounts of internal historical knowledge and expertise could become unavailable to us. We also rely on our ability to attract, retain and motivate skilled and highly qualified personnel in order to grow our company. Our depressed stock price negatively impacts our ability to provide perceived valuable equity compensation to our employees, including executive management. Competition for qualified personnel in the medical device and pharmaceutical industry is very intense. Labor shortages of qualified personnel is expected to persist for the foreseeable future and has required that we broaden our searches and change the way we operate. If we are unable to attract, retain and motivate quality individuals, our business, financial condition, ability to perform under our BARDA agreement, or results of operations and growth prospects could be adversely affected. Even if we are able to identify and hire qualified personnel commensurate with our growth objectives and opportunities, the process of integrating new employees is time consuming, costly and distracting to existing employees and management. Such disruptions may have an adverse impact on our operations, our ability to service existing markets and customers, or our ability to comply with regulations and laws.

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

Much of our research and development activities and the significant portion of our general and administrative activities are performed in or managed from our facilities in Concord, California, which are within an active earthquake fault zone and are located near a small plane airport. Should a severe earthquake occur or a plane crash into our site, we might be unable to occupy our facilities or conduct research and development and general and administrative activities in support of our business and products until such time as our facilities could be repaired and made operational. Our property and casualty and business interruption insurance in general does not cover losses caused by earthquakes. While we have taken certain measures to protect our scientific, technological and commercial assets, a lengthy or costly disruption due to an earthquake would have a material adverse effect on us. We have also taken measures to limit damage that may occur from the loss of computerized data due to power outage, system or component failure or corruption of data files. However, we may lose critical computerized data, which may be difficult or impossible to recreate, which may harm our business. We may be unable to make timely filings with regulatory agencies in the event of catastrophic failure of our data storage and backup systems, which may subject us to fines or adverse consequences, up to and including loss of our ability to conduct business.

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

Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, we are aware of an expired U.S. patent issued to a third-party that covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems. In this regard, whether or not we have infringed this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to have infringed any valid claim of this patent, we may, among other things, be required to pay damages. Our patents expire at various dates between 2025 and 2040. In addition, we have a license from Fresenius to U.S. and foreign patents relating to the INTERCEPT Blood System, which expire in 2024. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

Risks Related to Our Common Stock

Our stock price is volatile and your investment may suffer a decline in value.

The market price for our common stock has varied between a high of $4.05 on January 5, 2023, and a low of $1.21 on October 9, 2023, in the twelve-month period ended December 31, 2023. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

In addition, the stock markets in general, and the markets for biotechnology stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations have in the past and may in the future adversely affect the trading price of our common stock. In the past, following periods of volatility in the market or significant price declines, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

The exclusive forum provisions in our amended and restated bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers or employees, or our stockholders, or the underwriters of any offering giving rise to such claim, which may discourage lawsuits with respect to such claims.

Our amended and restated bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for:

•
any derivative claim or cause of action or proceeding brought on our behalf;
•
any claim or cause of action for breach of a fiduciary duty owed by any of our current or former directors, officers or other employees, or our stockholders, to us or to our stockholders;
•
any claim or cause of action against us or any of our current or former directors, officers or other employees, or our stockholders, arising out of or pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation, or our bylaws;
•
any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws;
•
any claim or cause of action as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware; and
•
any claim or cause of action against us or any of our current or former directors, officers or other employees, or our stockholders, governed by the internal affairs doctrine or otherwise related to our internal affairs.

In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act of 1933, as amended, or the Securities Act, or the rules and regulations thereunder. Our amended and restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, including for all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. The application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions, and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions, which costs could be borne by stockholders, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to the exclusive forum provisions in our amended and restated bylaws, including the Federal Forum Provision. These provisions could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or other employees, or our stockholders, or the underwriters of any offering giving rise to such claims, which may discourage lawsuits with respect to such claims. Furthermore, if a court were to find the exclusive forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material and adverse impact on our operating results and our financial condition.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Additionally, any cash dividends declared or paid would require prior written consent under the terms of our Term Loan Credit Agreement and Revolving Loan Credit Agreement. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, which includes our principal executive offices, is located in Concord, California. We lease this facility, which includes 84,631 square feet and includes laboratory space for blood safety research and supports general administrative, marketing and technical support functions. Of the 84,631 square feet, we sublease 14,908 square feet to a subtenant under a three-year lease ending March 31, 2025 and ceased using approximately 15,000 square feet of rentable area of corporate office building in the third quarter of 2023. We also lease an office facility in Amersfoort, the Netherlands, which is used for selling and administrative functions. We believe that our current and future facilities will be adequate for the foreseeable future.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature or Information Systems and Data.

Our information security function, led by our Senior Director, IT & Facilities and our Senior Manager, IT Infrastructure and Operations, helps identify, assess and manage our cybersecurity threats and risks. Our information security function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods and resources including, for example automated tools, internal and external audits, external intelligence feeds and third-party threat assessments; conducting scans of the threat environment, threat assessments for internal and external risk and vulnerability assessments to identify vulnerabilities; evaluating our and our industry’s risk profile and threats reported to us; subscribing to reports and services that identify cybersecurity threats; analyzing reports of threat and threat actors and coordinating with law enforcement concerning threats; and internal tabletop incident response exercises.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response plan, disaster recovery/business continuity plans and cybersecurity insurance; incident detection and response, risk assessments, systems monitoring and penetration testing; encryption of data, network security controls, access controls, physical security and asset management, tracking and disposal; and employee training.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, cybersecurity risk is addressed as a component of our enterprise risk management process; the information security function works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional service firms, threat intelligence service providers, cybersecurity software providers, managed cybersecurity service providers, penetration testing firms and forensic investigators.

We use third-party service providers to perform a variety of functions throughout our business, such as third-party distributors for our products in certain countries and third-party suppliers for the manufacture of our products, as well as third-party application providers and third-party hosting companies. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, we may impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under “Item 1A—Risk Factors” in Part I of this Annual Report on Form 10-K, including the risk factor captioned, “Significant disruptions of information technology systems or actual or alleged breaches of data security could adversely affect our business.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The audit committee of the board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by members of management, including our Senior Director, IT & Facilities and our Senior Manager, IT Infrastructure and Operations. Our Senior Director, IT & Facilities has over 26 years of experience in systems engineering, network design and security and is a Certified Information Systems Security Professional, or CISSP. Our Senior Manager, IT Infrastructure and Operations has over 24 years of experience in network administration, security administration and incident response and remediation.

Our Senior Director, IT & Facilities and our Senior Manager, IT Infrastructure and Operations are responsible for helping to integrate cybersecurity risk considerations into our overall risk management strategy and communicating key priorities to relevant personnel. Our Senior Director, IT & Facilities and our Senior Manager, IT Infrastructure and Operations are responsible for helping prepare for cybersecurity incidents, approving cybersecurity processes and reviewing security assessments and other security-related reports.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including Senior Director, IT & Facilities, Chief Legal Officer, Chief Financial Officer, Chief Executive Officer and others. Those individuals work with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response plan includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee of the board of directors receives periodic reports from our Senior Director, IT & Facilities concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The board of directors also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “CERS”. On February 8, 2024, we had 116 holders of record of our common stock.

Dividends

We have not declared or paid dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

Stock Performance Graph (1)

The following graph shows the total stockholder return of an investment of $100 in cash (and the reinvestment of any dividends thereafter) on December 31, 2018, and tracked the performance through December 31, 2023, for (i) our common stock, (ii) the US Benchmark Medical Suppliers TR, and (iii) the Nasdaq Stock Market (United States) Index. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

Comparison of 5-year Cumulative Total Return on Investment

	December 31,
	2018	2019	2020	2021	2022	2023
Cerus Corporation	$100.00	$83.23	$136.49	$134.32	$71.99	$42.60
Nasdaq US Benchmark Medical Supplies TR	100.00	133.88	167.70	203.48	133.42	141.15
Nasdaq	100.00	96.12	129.97	186.69	226.63	217.45
(1)
The graph and the other information furnished in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by references to any filing of Cerus Corporation under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Item 6. Reserved

	Year Ended December 31,			% Change
	2023	2022	2021	2023 to 2022	2022 to 2021
Restructuring	$3,728	$—	$—	N/A	N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the year ended December 31, 2023, are not necessarily indicative of results that may occur in future periods. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business, including but not limited to the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends.

Overview

Since our inception in 1991, we have devoted substantially all of our efforts and resources to the research, development, clinical testing and commercialization of the INTERCEPT Blood System. Our INTERCEPT Blood System is intended for use with blood components and certain of their derivatives: plasma, platelets, red blood cells and to produce INTERCEPT Fibrinogen Complex, or IFC, and pathogen reduced plasma, cryoprecipitate reduced. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received a broad range of regulatory approvals and certifications, and are being marketed and sold in a number of countries around the world, including the U.S., certain countries in Europe, the Commonwealth of Independent States, or CIS, the Middle East, and Latin America and selected countries in other regions of the world. Additionally, we have received U.S. Food and Drug Administration, or FDA, approval for the INTERCEPT Blood System for Cryoprecipitation which uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. In addition, the INTERCEPT Blood System for Cryoprecipitation is used to produce pathogen reduced plasma, cryoprecipitate reduced. We currently sell the platelet and plasma systems using our direct sales force and through distributors and we sell IFC or disposable kits to manufacture IFC in the U.S. using our direct sales force.

The platelet system is approved by the FDA in the U.S. for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in 100% plasma or InterSol in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and as an alternative to gamma irradiation for prevention of transfusion-associated graft versus host disease or TA-GVHD. The plasma system is approved by the FDA in the U.S. for ex vivo preparation of pathogen-reduced, whole blood derived or apheresis plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion, and as an alternative to gamma irradiation for prevention of TA-GVHD. Outside of the U.S., we have received CE Certificates of Conformity issued by our Notified Body in accordance with the European Union MDR, for the platelet system and the plasma system and affixed the CE Mark to these products.

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system in December 2018 under the MDD, and in June 2021, we completed the resubmission of our application under the MDR. While at this time we expect a decision concerning certification in the second half of 2024, we cannot predict with certainty when, if ever, a decision concerning certification will actually occur. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Annual Report on Form 10-K for additional information with respect timing of the ultimate decision on our CE Certificate of Conformity application. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. We have recently completed enrollment of a Phase 3 clinical trial, known as the ReCePI study that is designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. In addition, we will need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. We must demonstrate to the FDA an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice and ISO standards for the manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can submit and seek regulatory approval of our red blood cell system from the FDA.

In June 2022, we extended portions of our agreement with Biomedical Advanced Research and Development Authority, or BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, through December 2025. In March 2023, we extended portions of our BARDA agreement until September 2026. The existing agreement provides funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of emerging pathogens. The RedeS and ReCePI and other studies are being funded as part of our agreement with BARDA. Under the existing contract, BARDA reimburses us for allowable direct contract costs, as such costs are incurred, and for allowable indirect costs. We will either need to obtain an additional BARDA contract or fund the remaining initiatives ourselves in order to satisfy the requirements for PMA licensure in the U.S. See the discussion under “Government contracts” below for more information. Successful completion of these activities may require capital beyond that which we currently have or that may be available to us under our agreement with BARDA, and we may be required to obtain additional capital in order to complete the development of and obtain any regulatory approvals for the red blood cell system. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment for the RedeS study, we may experience delays in testing, conducting trials or obtaining approvals, and our product development costs would likely increase.

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. Beginning in 2021, we began supplying INTERCEPT Blood System for Cryoprecipitation to select blood centers that manufacture IFC for us, and completed our first sale of IFC to a hospital customer. We commercialize and sell the finished IFC made by our manufacturing blood center partners directly to hospitals and indirectly through certain blood centers. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete its process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before we or they can sell finished IFC to hospital customers outside of the states producing IFC. While three of our manufacturing partners received their Biologics License Application, or BLAs, from CBER, we plan to continue working with our other U.S.-based blood centers manufacturing partners to support these activities and any further delay in obtaining these licenses would adversely impact the nationwide availability of our finished IFC in the U.S. In addition, we have also entered into certain agreements with blood centers who will purchase the finished IFC from us to sell to their hospital customers, and with blood center and blood center affiliate organizations to sell the INTERCEPT Blood System for Cryoprecipitation kits which will allow those blood centers and blood center affiliate organizations to produce finished IFC for their own sales efforts to hospitals. In any event, until we sell sufficient INTERCEPT Blood System for Cryoprecipitation kits to blood center affiliate organizations, expand the number of manufacturing partners producing IFC for us, or more of our manufacturing partners for IFC receive approval of their BLAs, our IFC sales will be limited.

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

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, and other factors including recent and potential U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, we expect that the costs of our business may increase as labor rates and prices rise in the current inflationary environment, transportation costs increase, and global supply chain constraints impact availability of our products. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval or certification in the EU, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time our existing operations provide sufficient cash flow to conduct these trials.

Although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts continue to be largely focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. In addition, to address the entire market in the U.S., customers will need to modify their operating practices, or we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. All U.S. blood centers must be compliant with the FDA guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion,” or the

Final Guidance Document. Although the INTERCEPT Blood System is one of the options available to U.S. blood centers for compliance, we cannot predict if U.S. customers will continue to adopt INTERCEPT over other options or at what levels. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, or have adequate resources to assist customers with implementing the INTERCEPT Blood System, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users.

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

In addition to the anticipated product revenues from sales of our platelet and plasma systems and sales of IFC, we anticipate that we will continue to recognize revenue from our government contracts. We recognize government contract revenue associated with the government contracts as qualified costs are incurred for reimbursement over the performance period or as a percentage of the overall contract price based on the extent of progress towards completion.

Fresenius

Fresenius Kabi AG, Fenwal France SAS, and Fenwal International, Inc., or collectively, Fresenius, manufactures and supplies the platelet and plasma systems to us under our Second Amended and Restated Supply and Manufacturing Agreement, or the 2022 Agreement, until December 31, 2031. Fresenius is obligated to sell, and we are obligated to purchase, finished disposable kits for the platelet and plasma systems. The 2022 Agreement permits us to purchase sets for the platelet and plasma systems from third parties to the extent necessary to maintain supply qualifications with such third parties or where local or regional manufacturing is needed to obtain product registrations or sales. The term of the 2022 Agreement will automatically renew for successive two-year periods unless terminated by either party upon two years’ prior written notice, in the case of the initial term, or one year prior written notice, in the case of any successive renewal term. Each party has normal and customary termination rights, including termination for material breach. Pricing under the 2022 Agreement for the initial term is based on volume purchases by us and subject to an annual adjustment based on variation in a price index. For a discussion of the risks presented to our supply chain, see “Item 1A—Risk Factors” of this Annual Report on Form 10-K.

See Note 14, Development and License Agreements, to our audited consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding the Supply Agreement with Fresenius.

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

This agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of December 31, 2023, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $185.5 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement (inclusive of the committed funding amounts as of December 31, 2023) could reach up to $270.2 million through September 2026. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. If certain additional Option Periods are exercised by BARDA, we will be responsible for up to $1.4 million of co-investment. See Note 14, Development and License Agreements, to our audited consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding the agreement with BARDA.

In September 2020, we entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. Under the agreement, we are reimbursed and will recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The total contract value is $11.1 million. See Note 14, Development and License Agreements, to our audited consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding the agreement with FDA.

In September 2022, we entered into an agreement with the U.S. Department of Defense, or DoD, for the development of pathogen reduced, lyophilized cryoprecipitate to treat bleeding due to trauma. In May 2023, we entered into an amendment to the agreement with the DoD to extend the agreement to February 2027 and increased the total contract value from $9.1 million to $17.8 million. Under the agreement, we are reimbursed upon completion of each milestone and will recognize revenue based on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs. Revenue is recorded as a percentage of the overall contract price based on the extent of progress towards completion. See Note 14, Development and License Agreements, to our audited consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding the agreement with the DoD.

Equity Agreements

See Note 11, Stockholders’ Equity, to our audited consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding the Amended Sales Agreement.

Debt Agreements

See Note 8, Debt, to our audited consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

Comparability

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses December 31, 2023 and December 31, 2022 items and year-to-year comparisons between 2023 and 2022, respectively. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.

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

Results of Operations

Years Ended December 31, 2023, 2022 and 2021

Revenue

	Year Ended December 31,			% Change
(in thousands, except percentages)	2023	2022	2021	2023 to 2022	2022 to 2021
Product revenue	$156,367	$162,048	$130,859	(4%)	24%
Government contract revenue	30,430	26,267	28,659	16%	(8%)
Total revenue	$186,797	$188,315	$159,518	(1%)	18%

Product revenue decreased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to year-over-year sales volume decrease of disposable platelet system kit sales as a result of U.S. customers lowering their inventory levels due to the reduction of the FDA approved shelf life for U.S. INTERCEPT platelet kits that we expect to be temporary in nature. We expect product revenue for INTERCEPT disposable kits to increase in future periods driven by growth in our platelet business due in part to increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway. We understand our customers have experienced overall supply chain challenges which may necessitate carrying lower inventory levels, which in turn, may continue to impact our operating results in future periods. We expect to see product revenue growth in future periods. As a result of these and other factors, the historical results may not be indicative of INTERCEPT Blood System product revenue in the future.

Government contract revenue increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to an increase in revenue from BARDA and to a lesser extent from the DoD contract which was entered into in the third quarter of 2022. We do not anticipate that government contracts revenue will materially increase in future periods.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2023	2022	2021	2023 to 2022	2022 to 2021
Cost of product revenue	$69,967	$74,954	$63,475	(7%)	18%

Cost of product revenue decreased during the year ended December 31, 2023, compared to the year ended December 31, 2022. The year-over-year decrease in the cost of product revenue was primarily due to the volume of product sold driven largely by a decrease in disposable platelet kit sales to U.S. customers, and the benefit of a strengthening of the U.S. dollar relative to our Euro denominated manufacturing and supply costs.

Our gross margin on product sales was 55% during the year ended December 31, 2023, compared to 54% during the year ended December 31, 2022. Margins were impacted by the mix of geographies into which products were sold, with higher U.S. kit sales over sales in other regions and, to a lesser extent product mix, with platelet kit sales representing a larger proportion of overall sales during the year ended December 31, 2023, compared to the year ended December 31, 2022. Changes in our gross margin on product sales are affected by various factors, including prices of products sold, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, the mix of product sold, the mix of customers to which products are sold, and the reserves for excess and obsolete inventory. Furthermore, we may experience cost pressure due to the inflationary environment, increased transportation costs and an adverse impact on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Further, until we are able to generate data satisfactory to the FDA regarding the stability of the disposable kits for the platelet system using a component manufactured with a new solvent, the shelf life for our platelet kits will be limited to six months in the U.S., straining our supply chain and distribution to customers to supply product with sufficient remaining available shelf life. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

We expect to build inventory levels that we believe will be sufficient to meet forecasted demand. At times, we may purchase quantities of materials, components or finished products that are expected to be on-hand for longer than one year. We may procure and carry this inventory to mitigate obsolescence, supply chain disruption and for business continuity reasons.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2023	2022	2021	2023 to 2022	2022 to 2021
Research and development	$67,639	$64,107	$63,691	6%	1%

Research and development expenses increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the development of our next generation illuminator and increased clinical research activities.

We expect to incur additional research and development costs associated with inflationary pressures on labor and study costs, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., completing activities in support of our completed application for a CE Certificate of Conformity for our red blood cell system in the EU, new product development and product enhancements, including potential new label claims, design efforts on our new illuminator, and costs associated with performing the activities under our government contracts. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of macroeconomic developments, including the ongoing conflict between Ukraine and Russia and the state of war between Israel and Hamas and the risk of a larger regional conflict, the uncertainty of future preclinical studies and clinical trial results and the uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part I of this Annual Report on Form 10-K.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2023	2022	2021	2023 to 2022	2022 to 2021
Selling, general and administrative	$75,516	$83,335	$81,288	(9%)	3%

Selling, general, and administrative expenses decreased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by the decreased headcount due to the reduction in force in the second quarter of 2023 and decreased non-cash stock-based compensation.

Restructuring

In June 2023, we began implementing a restructuring plan to pursue greater efficiency and to realign our business and strategic priorities, which included a reduction in force of our employee base during the three months ended June 30, 2023. The restructuring also included a facilities consolidation strategy to cease use of a part of our corporate office building which occurred during the third quarter of 2023. We recognized certain charges related to our facilities consolidation. A summary of our restructuring charges for the twelve months ended December 31, 2023 is as follows (in thousands):

	Year Ended December 31,			% Change
	2023	2022	2021	2023 to 2022	2022 to 2021
Restructuring	$3,728	$—	$—	N/A	N/A

See Note 7, Restructuring to our audited consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding the restructuring charges related to one-time termination benefits.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2023	2022	2021	2023 to 2022	2022 to 2021
Foreign exchange loss	$(648)	$(690)	$(572)	(6%)	21%
Interest expense	(8,386)	(5,831)	(4,923)	44%	18%
Other income (expense), net	1,765	(1,735)	374	(202%)	(564%)
Total non-operating expense, net	$(7,269)	$(8,256)	$(5,121)	(12%)	61%

Foreign Exchange Loss

Foreign exchange losses decreased during the year ended December 31, 2023, compared to the year ended December 31, 2022. This is primarily due to foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the increase in interest rates of our Term Loan. Should interest rates continue to increase, the rates that we are obligated to pay under our credit agreements would likely increase, potentially leading to higher interest expense.

Other Income (Expense), Net

We had other income, net during the year ended December 31, 2023, compared to other expense, net during the year ended December 31, 2022, primarily driven by the impairment of our holdings of certain preferred stock and warrants during the year ended December 31, 2022.

Provision for Income Taxes

	Year Ended December 31,			% Change
(in thousands, except percentages)	2023	2022	2021	2023 to 2022	2022 to 2021
Provision for income taxes	$325	$488	$319	(33%)	53%

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s operations.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of December 31, 2023, will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of December 31, 2023.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of December 31, 2023 and December 31, 2022, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$11,647	$35,585
Short-term investments	54,205	66,569
Restricted cash	1,712	1,773
Total	$67,564	$103,927

Cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of December 31, 2023 and December 31, 2022, we had the following indebtedness (in thousands):

	December 31, 2023	December 31, 2022
Debt – current	$20,000	$56,159
Debt – non-current	59,796	13,644
Total	$79,796	$69,803

Operating Activities

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Net cash used in operating activities	$(43,168)	$(25,615)

The increase in net cash used in operating activities was primarily related to the decrease in product sales, the increase in inventory related purchases, and the timing of cash collections and payments during the year ended December 31, 2023, compared to the same period in 2022.

Investing Activities

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Net cash provided by investing activities	$8,624	$8,464

The increase in net cash provided by investing activities was primarily due to lower purchases of investments offset by lower proceeds from the maturity and sale of our investments during the year ended December 31, 2023, compared to the same period in 2022.

Financing Activities

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Net cash provided by financing activities	$10,673	$4,192

The increase in net cash provided by financing activities for the year ended December 31, 2023, was primarily due to the increased proceeds from the Term Loan Credit Agreement and the Revolving Loan Credit Agreement, partially offset by the decreased proceeds from equity incentives during the year ended December 31, 2023 compared to the same period in 2022. See Note 8, Debt, to our audited consolidated financial statements included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for more information.

Working Capital

(in thousands)	December 31, 2023	December 31, 2022
Working capital	$78,392	$53,086

Working capital increased as of December 31, 2023, compared to December 31, 2022, primarily due to the reclassification of $41.3 million of short-term debt to long-term due to our amended Term Loan Credit Agreement. This was partially offset by continued overall use of cash in operations to support costs associated with product enhancements, costs associated with increasing inventory levels, including securing a reliable supply of components, capital investments with suppliers, initiatives for expanded platelet label claims, design efforts on our next generation illuminator, and investments associated with the commercial launch of IFC. Contract liabilities related to DoD of $1.5 million and zero as of December 31, 2023 and December 31, 2022, respectively, are excluded from the working capital.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, or potentially pursuant to new arrangements with different lenders. We have borrowed and in the future may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit agreements prior to April 1, 2026, the principal amounts outstanding under our Term Loan Credit Agreement will begin amortizing and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital beyond the next 12 months. See Note 8, Debt, to our audited consolidated financial statements included in Part IV, Item 15—Exhibits and Financial Statement of this Annual Report on Form 10-K for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

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

In March 2023, we entered into an amendment to our Sales Agreement under which we may issue and sell up to $96.8 million of our common stock through or to Cantor Fitzgerald & Co. or Stifel, Nicolaus & Company, Incorporated, as sales agent or principal. During the period ended December 31, 2023, we did not sell shares of our common stock under the Amended Sales Agreement.

While we expect to receive significant funding under our agreement with BARDA, our ability to obtain the funding we expect to receive under this agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under this agreement, including the completion of the RedeS and ReCePI studies. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. In addition, if we are unable to generate sufficient prerequisite Phase 3 clinical data, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. The availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

We do not currently enter into any hedging contracts to normalize the impact of foreign exchange fluctuations. As a result, our future results could be materially affected by changes in these or other factors.

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures and other factors including recent and potential U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. Specifically, the general economic environment has led to wide-spread inflation, disrupting global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or prolonged market correction could materially affect our business and the value of our common stock.

In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for potential regulatory approval or certification in the EU if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Commitments

See Note 8, Debt, to our audited consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

See Note 10, Commitments and Contingencies, to our audited consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for more information on the operating leases and purchase commitments.

We did not have any off-balance sheet arrangements as of December 31, 2023.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the years ended December 31, 2023, 2022 and 2021. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2023, we held cash, cash equivalents, short-term investments and investments in marketable equity securities of $65.9 million. We do not believe our exposure to interest rate risk to be material given we held cash in interest-bearing accounts with financial institutions and the short-term nature of our investment portfolio consisted of highly liquid money market instruments and corporate debt and U.S. government agency securities with short-term maturities. The weighted average interest rate of our cash and cash equivalents at December 31, 2023, was 2.7%.

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

With respect to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, we are exposed to risks associated with changes in interest rates in connection with our related borrowings. Based on our indebtedness under the Term Loan Credit Agreement of $60.0 million and Revolving Loan Credit Agreement of $20.0 million as of December 31, 2023, and the interest rate on such borrowings then in effect, a hypothetical 100 basis point increase in interest rates could increase our net interest expense in 2023 by approximately $0.8 million subject to certain limitations in each agreement.

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

Product sales for our blood safety products are predominantly made in Europe and generally are invoiced to customers in Euro. In addition, we incur operating expenses, including payment for finished goods inventory of disposable kits for the platelet and plasma systems. These inventory purchases and operating expenses are generally paid in Euro and, to a much lesser degree, other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of non-operating expense, net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the United States dollar may materially impact our results of operations. An unfavorable 10% change in foreign currency exchange rates for our cash, accounts receivable, accounts payable and accrued liabilities that are denominated in foreign currencies at December 31, 2023, would have negatively impacted our annual financial results by $1.0 million. Currently we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with related notes and report of Ernst & Young LLP, independent registered public accounting firm, are listed in Item 15(a) and included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. Our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended December 31, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cerus Corporation

Opinion on Internal Control over Financial Reporting

We have audited Cerus Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cerus Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 5, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

March 5, 2024

Item 9B. Other Information

On November 20, 2023, Richard Benjamin, Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of rule 10b5-1(c) for the sale of up to 60,983 shares of the Company’s stock until November 29, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2024 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is to be included in our 2024 Proxy Statement as follows:

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

Code of Ethics

We have adopted the Cerus Corporation Code of Business Conduct and Ethics, or Ethics Code, that applies to all of our officers, directors and employees. The Ethics Code is available on our website at www.cerus.com on the “Corporate Governance” page of the section titled “Investors.” If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Ethics Code to any executive officer or director, we intend to promptly disclose the nature of the amendment or waiver as required by applicable laws. To satisfy our disclosure requirements, we plan to post any waivers of or amendments to the Ethics Code on our website in lieu of filing such waivers or amendments on a Form 8-K.

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

(3) Exhibits

Exhibit Number	Description of Exhibit

3.1(9)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(9)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(12)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4(23)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5(30)	Amended and Restated Bylaws of Cerus Corporation.

4.1(1)	Specimen Stock Certificate.

4.2	Description of securities registered under Section 12 of the Exchange Act of 1934.

Supply and/or Manufacturing Agreements

10.1††	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

10.2(22)	First Amendment to Amended and Restated Supply Agreement, dated December 1, 2020, by and between Cerus Corporation and Purolite Corporation.

10.3††	Amended and Restated Supply and Manufacturing Agreement, dated April 1, 2017, by and between Cerus Corporation and Porex Corporation.

10.4††	First Amendment to Supply and Manufacturing Agreement, by and between Cerus Corporation and Porex Corporation, dated June 22, 2018.

10.5(24)††	Second Amendment to Supply and Manufacturing Agreement by and between Cerus Corporation and Porex Corporation, dated December 21, 2021.

10.6††	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

10.7(25) ††

Second Amended and Restated Manufacturing and Supply Agreement, by and between Cerus Corporation and Fresenius Kabi AG, Fenwal France SAS, and Fenwal International, Inc, effective as of January 1, 2022.

Loan and Security Agreements

10.8(26)††	Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated March 31, 2023, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.9††

Amendment No. 1 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated September 1, 2023, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.10††

Amendment No. 2 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated January 5, 2024, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.11(26) ††	Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated March 31, 2023, by and among Cerus Corporation, the lenders party thereto and MidCap Financial IV Trust.

10.12††

Amendment No. 1 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated January 5, 2024, by and among Cerus Corporation, the lenders party thereto and MidCap Financial IV Trust.

Real Estate Lease Agreements

10.13(16) †	Lease, dated February 16, 2018, between Cerus Corporation and 1200 Concord LLC.

10.14(17)	First Amendment to Lease, dated May 11, 2018, between Cerus Corporation and 1200 Concord LLC.

10.15(18)	Second Amendment to Lease, dated August 10, 2018, between Cerus Corporation and 1200 Concord LLC.

10.16(19)	Third Amendment to Lease, dated October 5, 2018, between Cerus Corporation and 1200 Concord LLC.

10.17(19)	Fourth Amendment to Lease, dated November 30, 2018, between Cerus Corporation and 1200 Concord LLC.

Employment Agreements or Offer Letters

10.18(7)*	Employment Letter, by and between Cerus Corporation and William M. Greenman, dated May 12, 2011.

10.19(10)*	Addendum to Employment Agreement for William M. Greenman, dated December 5, 2012.

10.20(17)*	Amendment to Employment Letter, by and between Cerus Corporation and William M. Greenman, dated April 17, 2018.

10.21(11)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated July 30, 2009.

10.22(6)*	Employment Letter, by and between Cerus Corporation and Laurence Corash, dated March 2, 2010.

10.23(4)*	Employment Letter for Kevin D. Green, dated May 1, 2009.

10.24(17)*	Amendment to Employment Letter, by and between Cerus Corporation and Kevin Green, dated April 17, 2018.

10.25(10)*	Employment Letter, by and between Cerus Corporation and Chrystal Menard, dated October 19, 2012.

10.26(11)*	Employment Letter, by and between Cerus Corporation and Carol Moore, dated December 14, 2007.

10.27(13)*	Employment Letter, by and between Cerus Corporation and Richard J. Benjamin MBChB, PhD, FRCPath, dated May 12, 2015.

10.28(15)*	Employment Letter, by and between Cerus Corporation and Vivek Jayaraman, dated May 31, 2016.

Stock Plans and Related Forms

10.29(20)*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 3, 2020.

10.30(28)*	Amended and Restated 2008 Equity Incentive Plan, effective June 7, 2023.

10.31(8)*	Form of Option Agreement for employees under the Amended and Restated 2008 Equity Incentive Plan.

10.32(8)*	Form of Option Agreement for non-employee directors under the Amended and Restated 2008 Equity Incentive Plan.

10.33(8)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan.

10.34(14)*	Cerus Corporation Inducement Plan.

10.35(14)*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Cerus Corporation Inducement Plan.

10.36(14)*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Cerus Corporation Inducement Plan.

10.37(17)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan, amended as of April 17, 2018.

10.38(17)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2008 Equity Incentive Plan, amended as of April 17, 2018.

Other Compensatory Plans or Agreements

10.39(10)*	Bonus Plan for Senior Management of Cerus Corporation, as amended December 5, 2012.

10.40(17)*	Cerus Corporation Change of Control Severance Benefit Plan, amended as of April 17, 2018.

10.41(3)*	Form of Severance Benefits Agreement.

10.42(26)*	Amended and Restated Non-Employee Director Compensation Policy, effective March 24, 2023.

10.43(20)*	Nonqualified Plan Service and Expense Agreement, by and between Cerus Corporation and Principal Life Insurance Company, dated May 21, 2020.

10.44(20)*	The Executive Nonqualified Excess Plan Adoption Agreement, dated May 21, 2020.

Other Material Agreements

10.45(1)	Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers.

10.46(2)	Form of Amended and Restated Indemnity Agreement, adopted April 24, 2009.

10.47(21)	Controlled Equity OfferingSM Sales Agreement, dated December 11, 2020, by and among Cerus Corporation, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.

10.48(27)	Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, dated March 1, 2023, by and among Cerus Corporation, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.

10.49(29)	Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated November 2, 2023, by and among Cerus Corporation, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.

10.50(5)†	License Agreement, dated as of February 2, 2005, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

21.1	List of Registrant’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(31)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain portions of this exhibit are subject to a confidential treatment order.
††

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

*	Compensatory Plan.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2009.

(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2009.

(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.

(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2009.

(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2010.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2011.

(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.

(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012.

(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2012.

(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2013.

(12)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014.

(13)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015.

(14)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2016.

(15)	Incorporated by reference to the like-described exhibit to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2016.

(16)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2018.

(17)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018.

(18)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2018.

(19)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

(20)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

(21)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2020.

(22)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2020.

(23)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

(24)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2021.

(25)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

(26)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

(27)	Incorporated by reference to the like-described exhibit to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement (File No. 333-251302) on Form S-3, filed with SEC on March 1, 2023.

(28)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

(29)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement (File No. 333-275284) on Form S-3, filed with SEC on November 2, 2023.

(30)	Incorporated by reference to the like-described exhibit to the Registrant's Current Report on Form 8-K, filed with the SEC on January 5, 2024.

(31)

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cerus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cerus Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 5, 2024 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter

In the year ended December 31, 2023, the Company recognized $156.4 million of product revenue. As discussed in Note 2 to the consolidated financial statements, product revenue is recognized upon transfer of control of the promised products to the customers in an amount that reflects the consideration which the Company expects to receive in exchange for those products. Product revenue from the sale of illuminators, disposable kits, and INTERCEPT Fibrinogen Complex are recognized upon the transfer of control of the products to the customer.

Auditing the Company’s revenue recognition was challenging due to variability in terms and conditions within certain customer contracts and as certain customer contracts include multiple products requiring management to apply judgment to determine whether the products are distinct performance obligations or should be accounted for as a combined performance obligation. Customer contracts must be carefully evaluated for terms that might affect the timing or measurement of revenue recognition.

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

For a sample of individual sales transactions, we inspected the executed contract and purchase order to identify the contract, identified the performance obligation(s) in the contract to compare to those identified by management, calculated the transaction price, and inspected third-party evidence of transfer of control of the goods to the customer.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1991.

San Mateo, California

March 5, 2024

CERUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$11,647	$35,585
Short-term investments	54,205	66,569
Accounts receivable, net	35,500	34,426
Current inventories	39,868	29,003
Prepaid and other current assets	3,221	4,561
Total current assets	144,441	170,144
Non-current assets:
Property and equipment, net	8,640	10,969
Operating lease right-of-use assets	10,713	12,512
Goodwill	1,316	1,316
Restricted cash	1,712	1,773
Non-current inventories	19,501	15,494
Other assets	11,425	5,884
Total assets	$197,748	$218,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,842	$33,002
Accrued liabilities	19,225	25,203
Debt – current	20,000	56,159
Operating lease liabilities – current	2,452	2,105
Deferred revenue	2,002	589
Total current liabilities	67,521	117,058
Non-current liabilities:
Debt – non-current	59,796	13,644
Operating lease liabilities – non-current	13,751	15,329
Other non-current liabilities	3,236	3,499
Total liabilities	144,304	149,530
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, issuable in series; zero shares issued and outstanding at December 31, 2023 and 2022, respectively
Common stock, $0.001 par value; 400,000 and 400,000 shares authorized; 181,248 and 177,582 shares issued and outstanding at December 31, 2023 and 2022, respectively	181	177
Additional paid-in capital	1,098,353	1,077,341
Accumulated other comprehensive loss	(1,274)	(2,787)
Accumulated deficit	(1,044,610)	(1,007,121)
Total Cerus Corporation stockholders' equity	52,650	67,610
Noncontrolling interest	794	952
Total liabilities and stockholders' equity	$197,748	$218,092

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Product revenue	$156,367	$162,048	$130,859
Cost of product revenue	69,967	74,954	63,475
Gross profit on product revenue	86,400	87,094	67,384
Government contract revenue	30,430	26,267	28,659
Operating expenses:
Research and development	67,639	64,107	63,691
Selling, general and administrative	75,516	83,335	81,288
Restructuring	3,728	—	—
Total operating expenses	146,883	147,442	144,979
Loss from operations	(30,053)	(34,081)	(48,936)
Non-operating expense, net:
Foreign exchange loss	(648)	(690)	(572)
Interest expense	(8,386)	(5,831)	(4,923)
Other income (expense), net	1,765	(1,735)	374
Total non-operating expense, net	(7,269)	(8,256)	(5,121)
Loss before income taxes	(37,322)	(42,337)	(54,057)
Provision for income taxes	325	488	319
Net loss	(37,647)	(42,825)	(54,376)
Net loss attributable to noncontrolling interest	(158)	(46)	(2)
Net loss attributable to Cerus Corporation	$(37,489)	$(42,779)	$(54,374)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.21)	$(0.24)	$(0.32)
Weighted average shares outstanding:
Basic and diluted	180,270	176,545	171,279

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(37,647)	$(42,825)	$(54,376)
Other comprehensive (loss) income
Foreign currency translation adjustment	(85)	—	—
Unrealized gains (losses) on available-for-sale investments, net of taxes	1,598	(2,638)	(823)
Comprehensive loss	(36,134)	(45,463)	(55,199)
Comprehensive loss attributable to noncontrolling interest	(158)	(46)	(2)
Total comprehensive loss attributable to Cerus Corporation	$(35,976)	$(45,417)	$(55,197)

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance at December 31, 2020	168,170	$168	$1,012,932	$674	$(909,968)	$—	$103,806
Issuance of common stock from public offering, net of offering costs	400	1	3,068	—	—	—	3,069
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	5,100	5	9,365	—	—	—	9,370
Stock-based compensation	—	—	23,571	—	—	—	23,571
Other comprehensive loss	—	—	—	(823)	—	—	(823)
Equity contribution from noncontrolling interest	—	—	—	—	—	1,000	1,000
Net loss	—	—	—	—	(54,374)	(2)	(54,376)
Balance at December 31, 2021	173,670	$174	$1,048,936	$(149)	$(964,342)	$998	$85,617
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	3,912	3	3,949	—	—	—	3,952
Stock-based compensation	—	—	24,456	—	—	—	24,456
Other comprehensive loss	—	—	—	(2,638)	—	—	(2,638)
Net loss	—	—	—	—	(42,779)	(46)	(42,825)
Balance at December 31, 2022	177,582	$177	$1,077,341	$(2,787)	$(1,007,121)	$952	$68,562
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	3,666	4	741	—	—	—	745
Stock-based compensation	—	—	20,271	—	—	—	20,271
Other comprehensive loss	—	—	—	1,513	—	—	1,513
Net loss	—	—	—	—	(37,489)	(158)	(37,647)
Balance at December 31, 2023	181,248	$181	$1,098,353	$(1,274)	$(1,044,610)	$794	$53,444

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2023	2022	2021
Operating activities
Net loss	$(37,647)	$(42,825)	$(54,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,599	2,984	3,148
Stock-based compensation	20,271	24,456	23,571
Non-cash operating lease cost	2,308	1,575	1,422
Changes in valuation of warrant investment	—	2,183	(148)
Loss (gain), net on sale of available-for-sale securities	54	108	(21)
Unrealized gain on investments	(170)	(564)	(267)
Impairment of long-lived assets	—	—	387
Loss on disposal of fixed assets	65	—	—
Impairment charges for facilities consolidation	1,698	—	—
Non-cash interest expense	374	609	591
Foreign currency remeasurement (gain) loss	(685)	1,911	511
Changes in operating assets and liabilities:
Accounts receivable	(1,102)	(9,200)	(4,215)
Inventories	(14,947)	(1,768)	(19,610)
Prepaid and other assets	(994)	1,168	2,738
Accounts payable	(7,335)	(4,905)	12,204
Accrued liabilities and other non-current liabilities	(9,070)	(1,263)	47
Deferred revenue	1,413	(84)	96
Net cash used in operating activities	(43,168)	(25,615)	(33,922)
Investing activities
Capital expenditures	(4,597)	(2,000)	(910)
Purchases of investments	(2,486)	(29,640)	(52,066)
Proceeds from maturities and sale of investments	15,707	40,104	65,664
Net cash provided by investing activities	8,624	8,464	12,688
Financing activities
Net proceeds from equity incentives	925	4,084	9,370
Net (costs) proceeds from public offerings	(175)	(104)	2,743
Net proceeds on revolving line of credit	5,091	212	6,181
Proceeds from loans, net of issuance costs	4,832	—	15,000
Contribution from noncontrolling interest	—	—	1,000
Net cash provided by financing activities	10,673	4,192	34,294
Effect of exchange rates on cash, cash equivalents, and restricted cash	(128)	(727)	(919)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(23,999)	(13,686)	12,141
Cash, cash equivalents, and restricted cash, beginning of period	37,358	51,044	38,903
Cash, cash equivalents, and restricted cash, end of period	$13,359	$37,358	$51,044
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,210	$5,100	$4,181
Cash paid for income taxes	322	270	278

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

The Company sells its INTERCEPT platelet and plasma systems in North America, Europe, Middle East and Africa, and other regions around the world. Also in the United States (“U.S.”), the INTERCEPT Blood System for Cryoprecipitation is approved for the production of INTERCEPT Fibrinogen Complex, a therapeutic product for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. The Company conducts significant research, development, testing and regulatory compliance activities on its product candidates that, together with anticipated selling, general, and administrative expenses, are expected to result in substantial additional losses, and the Company may need to adjust its operating plans and programs based on the availability of cash resources.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the years ended December 31, 2023, 2022 and 2021, was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Product revenue:
North America	$99,187	$103,978	$68,968
Europe, Middle East and Africa	55,008	56,297	60,124
Other	2,172	1,773	1,767
Total product revenue	$156,367	$162,048	$130,859

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally require payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration is estimated to be unconditional. The Company's conditional rights to the consideration are recorded as contract assets. As of December 31, 2023 and December 31, 2022, the Company had zero and $0.1 million, respectively, of contract assets included in the “Prepaid and other current assets” on the Company’s consolidated balance sheets.

Contract liabilities mainly consist of deferred revenue related to maintenance services, unshipped products, and uninstalled illuminators, or receivables from customers that are not yet recognized as revenue. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the contractual service period. The Company applies an optional exemption to not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less. As of December 31, 2023 and December 31, 2022, the Company had $1.5 million and zero, respectively, of contract liabilities included in “Deferred revenue” on the Company’s consolidated balance sheets related to the Department of Defense, or DoD.

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

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities that are designated as available-for-sale and classified as short-term investments. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities are recorded in “Unrealized gains (losses) on available-for-sale investments, net of taxes” on the Company’s consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments, if any, are determined on a specific identification method, and are recorded in “Other income (expense), net” on the Company’s consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security in an unrealized loss position has expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Expected credit losses, if any, are recorded in “Other income (expense), net” on the Company’s consolidated statements of operations.

During the years ended December 31, 2023 and December 31, 2022, the Company recorded zero and $2.2 million, respectively, of impairment of investments in certain preferred stock and warrants in “Other income (expense), net” on the Company's consolidated statements of operations.

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of December 31, 2023 and December 31, 2022, $2.6 million and $1.9 million, respectively, were included in “Other assets” on the Company’s consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of December 31, 2023 and December 31, 2022, $2.8 million and $1.9 million, respectively, were included in “Other non-current liabilities” on the Company’s consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income (expense), net”, on the Company’s consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of December 31, 2023 and December 31, 2022, the Company’s restricted cash consisted primarily of a letter of credit relating to an office building lease. As of December 31, 2023 and December 31, 2022, the Company also had certain non-U.S. dollar denominated deposits recorded as restricted cash in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At December 31, 2023, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three and two customers that accounted for more than 10% of the Company’s outstanding accounts receivables at both December 31, 2023 and December 31, 2022, respectively. These customers cumulatively represented approximately 51% and 49% of the Company’s outstanding trade receivables at December 31, 2023 and December 31, 2022, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At December 31, 2023 and December 31, 2022, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain components for the illuminators. Platelet and plasma systems’ disposable kits generally expire no later than 24 months from the date of manufacture. In the U.S., until the Company is able to generate data satisfactory to the FDA regarding the stability of the disposable kits for the platelet system using a component manufactured with a new solvent, the shelf life for our platelet kits will be limited to six months. Illuminators and individual components do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Non-current inventories” in the consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s consolidated statements of operations. At both December 31, 2023 and December 31, 2022, the Company had $0.7 million recorded for potential obsolete, expiring or unsalable product.

Property and Equipment, net

Property and equipment is comprised of furniture, equipment, leasehold improvements, construction-in-progress, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. During the twelve months ended December 31, 2023 and 2022, the Company had non-cash purchases of capital expenditures of $0.8 million and $0.7 million, respectively.

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

During the years ended December 31, 2023, 2022 and 2021, the Company did not dispose of, impair or recognize additional goodwill.

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

Foreign Currency

The functional currency of the Company’s Cerus Europe B.V. subsidiary is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars using historical exchange rates. Product revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in “Foreign exchange loss” on the Company’s consolidated statements of operations.

The functional currency of the JV (as defined below) is the Chinese Renminbi. Monetary assets and liabilities denominated in foreign currencies are remeasured in Renminbi using the exchange rates at the balance sheet date. The financial statements of JV are translated into U.S. dollar for consolidation. The JV's balance sheet is translated using the month-end exchange rate, and the JV's income statement is translated using the monthly average exchange rate, the difference is recognized as cumulative translation adjustment.

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

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns filed for years 2003 through 2022, and California tax returns filed for years through 2022, remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a valuation allowance on substantially all of its net deferred tax assets.

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the years ended December 31, 2023, 2022 and 2021, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator for Basic and Diluted:
Net loss attributable to Cerus Corporation	$(37,489)	$(42,779)	$(54,374)
Denominator:
Basic weighted average number of shares outstanding	180,270	176,545	171,279
Effect of dilutive potential shares	—	—	—
Diluted weighted average number of shares outstanding	180,270	176,545	171,279
Net loss per share attributable to Cerus Corporation:
Basic and diluted	$(0.21)	$(0.24)	$(0.32)

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the years ended December 31, 2023, 2022 and 2021 (shares in thousands):

	Year Ended December 31,
	2023	2022	2021
Weighted average number of anti-dilutive potential shares:
Stock options	14,896	16,072	16,345
Restricted stock units	10,192	7,966	6,798
Employee stock purchase plan rights	396	252	153
Total	25,484	24,290	23,296

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities - current” and “Operating lease liabilities - non-current” in the Company’s consolidated balance sheets. As of December 31, 2023 and December 31, 2022, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company has not accrued for any future warranty costs for its products at December 31, 2023 and December 31, 2022.

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

New Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Company is currently evaluating the provisions of this ASU and expects to adopt them for the year ending December 31, 2024. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

Note 3. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$5,062	$—	$—	$—	$5,062
United States government agency securities	19,652	16	(314)	—	19,354
Corporate debt securities	32,395	3	(638)	—	31,760
Mortgage-backed securities	3,347	7	(263)		3,091
Total available-for-sale securities	$60,456	$26	$(1,215)	$—	$59,267

The following is a summary of available-for-sale securities at December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$14,472	$—	$—	$—	$14,472
United States government agency securities	27,200	41	(818)	—	26,423
Corporate debt securities	38,496	2	(1,703)	—	36,795
Mortgage-backed securities	3,660	7	(316)	—	3,351
Total available-for-sale securities	$83,828	$50	$(2,837)	$—	$81,041

Available-for-sale securities at December 31, 2023 and December 31, 2022, consisted of the following by contractual maturity(in thousands):

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$42,598	$41,789	$28,284	$27,907
Greater than one year and less than five years	17,858	17,478	55,544	53,134
Total available-for-sale securities	$60,456	$59,267	$83,828	$81,041

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$1,466	$(12)	$29,647	$(626)	$31,113	$(638)
United States government agency securities	4,855	(25)	10,991	(289)	15,846	(314)
Mortgage-backed securities	242	(1)	2,647	(262)	2,889	(263)
Total	$6,563	$(38)	$43,285	$(1,177)	$49,848	$(1,215)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$16,500	$(544)	$20,050	$(1,159)	$36,550	$(1,703)
United States government agency securities	9,869	(234)	11,362	(584)	21,231	(818)
Mortgage-backed securities	1,725	(98)	1,416	(218)	3,141	(316)
Total	$28,094	$(876)	$32,828	$(1,961)	$60,922	$(2,837)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the years ended December 31, 2023, 2022 and 2021, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company recorded less than $0.1 million of gross realized gains from the sale or maturity of available-for-sale investments during the year ended December 31, 2023, 2022 and 2021, respectively. The Company recorded $0.1 million, $0.1 million and zero of gross realized losses from the sale or maturity of available-for-sale investments during the year ended December 31, 2023, 2022 and 2021, respectively.

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

To estimate the fair value of Level 2 debt securities as of December 31, 2023, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2023 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$5,062	$5,062	$—	$—
United States government agency securities	Short-term investments	19,354	—	19,354	—
Corporate debt securities	Short-term investments	31,760	—	31,760	—
Mortgage-backed securities	Short-term investments	3,091	—	3,091	—
Total short-term investments		$59,267	$5,062	$54,205	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2022 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$14,472	$14,472	$—	$—
United States government agency securities	Short-term investments	26,423	—	26,423	—
Corporate debt securities	Short-term investments	36,795	—	36,795	—
Mortgage-backed securities	Short-term investments	3,351	—	3,351	—
Total short-term investments		$81,041	$14,472	$66,569	$—

The Company did not have any transfers among fair value measurement levels during the years ended December 31, 2023 and December 31, 2022.

The following table provides a summary of the total (loss) gain recognized in the Company’s consolidated statements of operations due to changes in the fair value of the warrant (in thousands):

	Years Ended December 31,
	2023	2022	2021
(Loss) gain from changes in the fair value of level 3 investments	$—	$(570)	$148

Note 4. Inventories

Inventories at December 31, 2023 and December 31, 2022, consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$13,680	$12,051
Work-in-process	20,668	16,078
Finished goods	25,021	16,368
Total inventories	59,369	44,497
Less: non-current inventories	19,501	15,494
Total current inventories	$39,868	$29,003

Non-current inventories primarily consists of raw materials and work-in-process.

Note 5. Property and Equipment, net

Property and equipment, net at December 31, 2023 and December 31, 2022, consisted of the following (in thousands):

	December 31,
	2023	2022
Construction-in-progress	$—	$416
Machinery and equipment	5,534	4,585
Computer equipment and software	3,949	3,872
Furniture and fixtures	2,008	2,065
Leasehold improvements	12,192	12,814
Consigned equipment	1,429	1,433
Total property and equipment, gross	25,112	25,185
Accumulated depreciation and amortization	(16,472)	(14,216)
Total property and equipment, net	$8,640	$10,969

Depreciation and amortization expense related to property and equipment, net was $2.4 million, $2.5 million and $2.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. As part of the Company's restructuring plan, $0.7 million was recognized as an impairment of long-lived assets for leasehold improvements and furniture and fixtures and was recorded within “Restructuring” on the Company's consolidated statements of operations for the year ended December 31, 2023. No impairment charges were incurred for the year ended December 31, 2022.

Note 6. Accrued Liabilities

Accrued liabilities at December 31, 2023 and December 31, 2022, consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued compensation and related costs	$11,822	$17,577
Accrued professional services	3,139	2,581
Other accrued expenses	4,264	5,045
Total accrued liabilities	$19,225	$25,203

Note 7. Restructuring

In June 2023, pursuant to the Board of Directors’ approval, the Company began implementing a restructuring plan to pursue greater efficiency and to realign its business and strategic priorities. This included a facilities consolidation strategy to cease use of a part of its corporate office building under its operating lease (see Note 10, Commitments and Contingencies) and reduction in force of its employee base. Affected employees received severance consideration and continuation of benefits, as well as transition assistance. During the twelve months ended December 31, 2023, the Company recognized $3.7 million of restructuring charges related to severance cost and facilities consolidation. The Company has substantially implemented the restructuring plan in 2023. The following is a summary of the Company’s accrued restructuring costs for one-time termination benefits, recorded within “Accrued liabilities” on the Company's consolidated balance sheets (in thousands):

	Balance at	Restructuring		Balance at
	December 31, 2022	Charge	Cash Payments	December 31, 2023
One-time termination benefits	$—	$1,673	$(1,589)	$84
Other	—	372	(134)	238
Total	$—	$2,045	$(1,723)	$322

Note 8. Debt

Debt at December 31, 2023, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$60,000	$(204)	$59,796
Revolving Loan	20,000	—	20,000
Total debt	80,000	(204)	79,796
Less: current portion	20,000	—	20,000
Non-current portion	$60,000	$(204)	$59,796

Debt at December 31, 2022, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$55,000	$(106)	$54,894
Revolving Loan	14,909	—	14,909
Total debt	69,909	(106)	69,803
Less: current portion	56,159	—	56,159
Non-current portion	$13,750	$(106)	$13,644

Principal, interest and fee payments on the Term Loan Credit Agreement (as defined below) at December 31, 2023, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2024	$—	$7,438	$7,438
2025	—	7,417	7,417
2026	22,500	6,488	28,988
2027	30,000	2,934	32,934
2028	7,500	1,356	8,856
Total	$60,000	$25,633	$85,633

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

Tranche 1, Tranche 2, the borrowed portion of Tranche 3, and, if borrowed, the remaining portion of Tranche 3 and Tranche 4, each bear interest at a floating rate equal to the sum of the Term SOFR rate (subject to a floor of 1.00%) plus 6.50%. The proceeds from Tranche 3 and Tranche 4 are expected to be used for working capital and general corporate purposes. Interest on each term loan advance is due and payable monthly in arrears. Interest only payments are due for the first 36 months, and the remaining payments are due over the remaining 24 months. The interest only payment period can be extended for 12 months upon achievement of a specified trailing 12 month net revenue target. The interest rate at December 31, 2023 is approximately 12.2%.

On September 1, 2023, the Company entered into Amendment 1 of the Term Loan Credit Agreement. At the close of this amendment, the Company borrowed $5.0 million available under Tranche 3. On January 5, 2024 and effective December 31, 2023, the Company entered into Amendment 2 of the Term Loan Credit Agreement to remove the minimum revenue condition applicable to the remaining $5.0 million available in Tranche 3, which may now be drawn at any time prior to July 1, 2024.

Prepayments of the term loans under the Term Loan Credit Agreement, in whole or in part, will be subject to early termination fees which decline each year through the term of the Term Loan Credit Agreement. The Company also must pay an annual administrative fee equal to a fractional percentage of the amount outstanding pursuant to the Term Loan Credit Agreement, and upon the final payment must also pay an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement (the “Exit Fee”). The Company is required to pay a pro rata portion of the Exit Fee in connection with any prepayment. The Company uses the effective interest method to recognize the Exit Fee over the term of the debt.

The Company also maintained a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Prior Revolving Loan Credit Agreement”) with MidCap. The borrowing limit under the Prior Revolving Loan Credit Agreement was $15.0 million. The amount borrowed under the Prior Revolving Loan Credit Agreement could be increased, upon request by the Company, by up to an additional $5.0 million, subject to agent and lender approval and the satisfaction of certain conditions. The Prior Revolving Loan Credit Agreement had a maturity date of March 1, 2024.

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

As of December 31, 2023 and December 31, 2022, the Company had borrowed $20.0 million and $14.9 million under the Revolving Loan Credit Agreement and the Prior Revolving Loan Credit Agreement, respectively, which is included in “Debt – current” in the Company's consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at December 31, 2023. Additionally, the Company’s obligations under both agreements are secured by a security interest in substantially all of the Company’s assets, with some exclusions.

Note 9. Leases

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

The Company reduced its office space and ceased using approximately 15,000 square feet of rentable area of corporate office building during the third quarter of 2023. The Company recognized a loss of $1.7 million related to this facilities consolidation in the twelve months ended December 31, 2023 included in “Restructuring” on the Company’s consolidated statements of operations.

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Cash payments for operating leases	$4,188	$3,345	$3,390
Right-of-use assets obtained in exchange for operating lease obligations	1,476	1,401	1,311

	Year Ended
	December 31,
	2023	2022
Weighted-average remaining lease term	5.4 years	6.5 years
Weighted-average discount rate	8.5%	8.4%

Future minimum non-cancelable payments under operating leases as of December 31, 2023, were as follows (in thousands):

Operating Leases
2024	$3,638
2025	3,268
2026	3,128
2027	3,419
2028	3,811
Thereafter	4,172
Total future lease payments	$21,436
Less imputed interest	5,233
Present value of lease liabilities (1)	$16,203

(1) Lease liabilities include those operating leases that we plan to sublease as a part of our facilities consolidation restructuring efforts. See Note 7 for additional information.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded operating lease expenses of $3.5 million, $3.2 million and $3.2 million, respectively. As of December 31, 2023, the Company had no leases that have not yet commenced.

Note 10. Commitments and Contingencies

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of December 31, 2023, the Company had $30.7 million of short-term purchase commitments and $3.0 million of long-term purchase commitments, which are not recorded in the Company’s consolidated balance sheets.

Note 11. Stockholders’ Equity

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

On March 1, 2023, the Company entered into Amendment No.1 to the Sales Agreement (the “Amended Sales Agreement”). Under the Amended Sales Agreement, the Company was able to issue and sell from time to time up to $96.8 million of the Company’s common stock through or to the Sales Agents, as sales agent or principal. Under the Amended Sales Agreement, each Sales Agent receives compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of the Company’s common stock. The issuance and sale of these shares by the Company pursuant to the Amended Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended.

During the year ended December 31, 2023, no shares of the Company’s common stock were sold under the Sales Agreement or the Amended Sales Agreement. At December 31, 2023, the Company had approximately $96.8 million of common stock available to be sold under the Amended Sales Agreement.

Note 12. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. At December 31, 2023, the Company had 0.8 million shares available for future issuance.

2008 Equity Incentive Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12.0 million shares. In June 2023, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.0 million shares. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years.

Performance-based stock granted under the Amended 2008 Plan are limited to 500,000 shares of common stock per recipient per calendar year. Performance-based cash awards granted under the Amended 2008 Plan are limited to $1.0 million per recipient per calendar year. At December 31, 2023, 1.6 million shares of performance-based stock awards were outstanding.

At December 31, 2023, the Company had approximately 40.2 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 14.5 million shares and 10.7 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 15.0 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2022	15,756	$5.12
Granted	—	—
Exercised	—	—
Forfeited/canceled	(1,241)	4.20
Balance at December 31, 2023	14,515	5.20

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	8,497	$5.76
Granted (1)	7,264	2.64
Vested (1)	(3,194)	5.66
Forfeited (1)	(1,881)	5.39
Balance at December 31, 2023	10,686	3.74

(1) Includes shares issuable under performance-based restricted stock unit awards.

The total fair value of RSUs as of their respective vesting dates, for the years ended December 31, 2023, 2022 and 2021, were $8.7 million, $15.0 million and $16.1 million, respectively.

Information regarding the Company’s stock options outstanding, stock options vested and expected to vest, and stock options exercisable at December 31, 2023, was as follows (in thousands except weighted average exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances at December 31, 2023
Stock options outstanding	14,515	$5.20	4.14	—
Stock options vested and expected to vest	14,495	5.20	4.14	—
Stock options exercisable	13,162	5.13	3.78	—

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the stock option and the Company’s closing stock price on the last trading day of each respective fiscal period.

There were no stock options exercised during the year ended December 31, 2023. The total intrinsic value of options exercised for the years ended December 31, 2022 and 2021, was $1.1 million and $7.5 million, respectively. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date.

Stock-based Compensation Expense

Stock-based compensation expense recognized on the Company’s consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$5,823	$5,635	$4,950
Selling, general and administrative	14,448	18,821	18,621
Total stock-based compensation expense	$20,271	$24,456	$23,571

Stock-based compensation expense in the above table does not reflect any income taxes as the Company has experienced a history of net losses since its inception and has a nearly full valuation allowance on its deferred tax assets. In addition, there was neither income tax benefits realized related to stock-based compensation expense nor any stock-based compensation costs capitalized as part of an asset during the years ended December 31, 2023, 2022 and 2021.

As of December 31, 2023, the Company expects to recognize the remaining unamortized stock-based compensation expense of $4.0 million related to non-vested stock options and $23.0 million related to RSUs, net of estimated forfeitures, over an estimated remaining weighted average period of 1.6 years and 1.8 years, respectively.

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

The weighted average assumptions used to value the Company’s stock-based awards for the years ended December 31, 2023, 2022 and 2021, was as follows:

	Year Ended December 31,
	2023	2022	2021
Stock Options:
Expected term (in years)	—	6.82	6.97
Estimated volatility	—	55%	55%
Risk-free interest rate	—	1.89%	1.16%
Expected dividend yield	—	0%	0%
Employee Stock Purchase Plan Rights:
Expected term (in years)	0.75	0.74	0.74
Estimated volatility	70%	56%	56%
Risk-free interest rate	5.29%	2.25%	0.07%
Expected dividend yield	0%	0%	0%

There were no stock options granted during the year ended December 31, 2023. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021, were $3.12 per share and $3.51 per share, respectively. The weighted average grant-date fair value of employee stock purchase rights during the years ended December 31, 2023, 2022 and 2021, was $0.88 per share, $1.63 per share and $2.21 per share, respectively.

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

Note 14. Development and License Agreements

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

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In September 2023, BARDA committed an additional $3.5 million raising the committed funding to up to $185.5 million as of December 31, 2023. However, the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, was reduced by $8.8 million and would bring the total funding opportunity to $270.2 million through September 2026. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for up to $1.4 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time. As of December 31, 2023 and December 31, 2022, $5.6 million and $4.0 million, respectively, of billed and unbilled amounts were included in “Accounts receivable” on the Company’s consolidated balance sheets related to BARDA.

In September 2020, the Company entered into a five-year agreement with the U.S. Food and Drug Administration (“FDA”) for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total contract value is $11.1 million. As of December 31, 2023 and December 31, 2022, $0.5 million and $0.2 million, respectively, of billed and unbilled amounts were included in “Accounts receivable” on the Company’s consolidated balance sheets related to FDA.

In September 2022, the Company entered into an agreement with the U.S. Department of Defense, or DoD, Industrial Base Analysis and Sustainment program for the development of pathogen reduced, lyophilized cryoprecipitate to treat bleeding due to trauma. In May 2023, the Company and the DoD entered into an amendment to the agreement to extend the agreement to February 2027 and increased the total contract value from $9.1 million to $17.8 million. The revenue of the DoD contract is recognized on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs over the performance period of the agreement. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. The estimate of the Company’s measure of progress, which can include additional services, if any, and the estimate of any additional consideration for those additional services, if any, are included in the transaction price which is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis. As such, management applies a certain amount of judgment in estimating both the services and the corresponding timeline through to completion of the performance obligation, which are key inputs when using the cost-to-cost input method. Given that the estimate of the Company’s measure of progress is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis, a significant change in the remaining estimated costs to complete the services (including revisions to transaction price) could have a significant impact on revenues previously recognized under this arrangement (including reversal of previously recognized revenue) at each reporting date.

As of December 31, 2023 and December 31, 2022, $3.7 million and $0.5 million, respectively, of billed amount was included in “Accounts receivable” on the Company’s consolidated balance sheets related to DoD. As of December 31, 2023, $1.5 million was included in “Deferred revenue” as contract liabilities on the Company's consolidated balance sheet related to DoD. As of December 31,

2022, $0.1 million of unbilled amounts with milestone payment contingency were included in “Other current assets” on the Company’s consolidated balance sheet related to DoD.

Note 15. Income Taxes

U.S and foreign components of consolidated loss before income taxes for the years ended December 31, 2023, 2022 and 2021, was as follows (in thousands):

	2023	2022	2021
Loss before income taxes:
U.S.	$(38,281)	$(43,096)	$(54,757)
Foreign	959	759	700
Loss before income taxes	$(37,322)	$(42,337)	$(54,057)

The provision for income taxes for the years ended December 31, 2023, 2022 and 2021, was as follows (in thousands):

	2023	2022	2021
Provision for income taxes:
Current:
Foreign	$285	$520	$274
Federal	—	—	—
State	36	5	—
Total current	321	525	274
Deferred:
Foreign	—	—	—
Federal	2	(18)	23
State	2	(19)	22
Total deferred	4	(37)	45
Provision for income taxes	$325	$488	$319

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to loss before taxes for the years ended December 31, 2023, 2022 and 2021, was as follows (in thousands):

	2023	2022	2021
Federal statutory tax	$(7,838)	$(8,891)	$(11,352)
Federal research credits	(1,065)	(1,874)	(2,159)
State research credits	(642)	(822)	(767)
Expiration of federal carryovers	7,284	4,858	4,651
Change in valuation allowance	1,361	6,379	10,482
Compensation related items	3,257	1,794	460
State taxes	(1,710)	(1,127)	(1,294)
Revision to prior year items	(664)	—	—
Other	342	171	298
Provision for income taxes	$325	$488	$319

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities at December 31, 2023, 2022 and 2021, were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$133,476	$136,632
Research and development credit carryforwards	28,567	29,242
Capitalized research and development	33,571	27,916
Compensation related items	10,306	12,014
Operating leases	3,462	3,786
Other	9,823	9,056
Total deferred tax assets	219,205	218,646
Valuation allowance	(216,888)	(215,903)
Net deferred tax assets	$2,317	$2,743

Deferred tax liabilities:
Right-of-use assets	$2,173	$2,610
Other	209	194
Total deferred tax liabilities	$2,382	$2,804

The valuation allowance increased by $1.0 million for the year ended December 31, 2023, compared to the increase of $6.4 million and $10.5 million for the years ended December 31, 2022 and 2021, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception, the need for regulatory approval of the Company’s products prior to commercialization and expected near-term future losses. The Company expects to maintain a valuation allowance until circumstances change.

For the year ended December 31, 2023, the Company reported pretax net losses on its consolidated statement of operations and calculated taxable losses for both federal and state taxes. The difference between reported net loss and taxable loss are due to differences between book accounting and the respective tax laws.

The Company's tax losses and credits are subject to varying carryforward periods. The gross amounts and dates of expiration of the significant carryforwards are as follows:

		Expires	Expires	Expires	No
	Total	2024-2026	2027-2033	2034-2043	Expiration
Federal losses carryovers	$590,870	$60,190	$191,075	$148,686	$190,919
California loss carryovers	104,900	—	67,161	37,739	—
Other state loss carryovers	44,257	115	1,685	31,503	10,954
Federal research credits	16,758	1,403	1,808	13,547	—
California research credits	14,948	—	—	—	14,948
Federal foreign tax credits	610	—	610	—	—

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	December 31,	December 31,
	2023	2022
Unrecognized tax benefits at beginning of period	$8,652	$9,366
Decreases related to expired carryforwards	(1,126)	(1,481)
Increases related to prior year tax positions	100	258
Increases related to current year tax positions	298	509
Unrecognized tax benefits at end of period	$7,924	$8,652

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the years ended December 31, 2023, 2022 and 2021 (in percentages):

	Year Ended December 31,
	2023	2022	2021
American Red Cross	35%	35%	30%
Établissement Français du Sang	12%	12%	16%

Revenues by geographical location were based on the location of the customer during the years ended December 31, 2023, 2022 and 2021, and was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Product revenue:
United States	$93,232	$101,391	$67,498
France	18,490	19,327	20,887
Other countries	44,645	41,330	42,474
Total product revenue	156,367	162,048	130,859
Government contract revenue:
United States	30,430	26,267	28,659
Total government contract revenue	30,430	26,267	28,659
Total revenue	$186,797	$188,315	$159,518

Long-lived assets by geographical location at December 31, 2023 and December 31, 2022, were as follows (in thousands):

	December 31,
	2023	2022
United States	$8,444	$10,705
Europe & other	196	264
Total long-lived assets	$8,640	$10,969

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 2024.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ william m. greenman William M. Greenman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2024

/s/ kevin d. green Kevin D. Green	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2024

/s/ daniel n. swisher, jr. Daniel N. Swisher, Jr.	Director and Chair of the Board of Directors	March 5, 2024

/s/ eric h. bjerkholt Eric H. Bjerkholt	Director	March 5 2024

/s/ Ann Lucena Ann Lucena	Director	March 5, 2024

/s/ timothy l. moore Timothy L. Moore	Director	March 5, 2024

/s/ jami nachtsheim Jami Nachtsheim	Director	March 5, 2024

/s/ gail schulze Gail Schulze	Director	March 5, 2024

/s/ hua shan, md, ph.d.	Director	March 5, 2024
Hua Shan, MD, Ph.D.

/s/ frank witney, ph.d. Frank Witney, Ph.D.	Director	March 5, 2024