Form 10-Q
period 2024-03-31
CERUS CORP
filed 2024-05-02
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 18, 2024, there were 184,890,071 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2024

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,527	$11,647
Short-term investments	51,651	54,205
Accounts receivable, net	22,535	35,500
Current inventories	39,862	39,868
Prepaid and other current assets	3,594	3,221
Total current assets	138,169	144,441
Non-current assets:
Property and equipment, net	8,099	8,640
Operating lease right-of-use assets	10,224	10,713
Goodwill	1,316	1,316
Restricted cash	1,708	1,712
Non-current inventories	17,913	19,501
Other assets	11,707	11,425
Total assets	$189,136	$197,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,616	$23,842
Accrued liabilities	16,154	19,225
Debt – current	20,120	20,000
Operating lease liabilities – current	2,188	2,452
Deferred revenue	2,167	2,002
Total current liabilities	57,245	67,521
Non-current liabilities:
Debt – non-current	64,826	59,796
Operating lease liabilities – non-current	13,469	13,751
Other non-current liabilities	3,434	3,236
Total liabilities	138,974	144,304
Commitments and contingencies
Stockholders' equity:
Common stock	185	181
Additional paid-in capital	1,104,605	1,098,353
Accumulated other comprehensive loss	(1,122)	(1,274)
Accumulated deficit	(1,054,298)	(1,044,610)
Total Cerus Corporation stockholders' equity	49,370	52,650
Noncontrolling interest	792	794
Total liabilities and stockholders' equity	$189,136	$197,748

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Product revenue	$38,365	$30,974
Cost of product revenue	17,093	13,687
Gross profit on product revenue	21,272	17,287
Government contract revenue	5,030	7,502
Operating expenses:
Research and development	14,482	17,384
Selling, general and administrative	19,799	21,551
Total operating expenses	34,281	38,935
Loss from operations	(7,979)	(14,146)
Non-operating expense, net:
Foreign exchange gain (loss)	145	(193)
Interest expense	(2,234)	(1,612)
Other income, net	452	387
Total non-operating expense, net	(1,637)	(1,418)
Loss before income taxes	(9,616)	(15,564)
Provision for income taxes	74	77
Net loss	(9,690)	(15,641)
Net loss attributable to noncontrolling interest	(2)	(22)
Net loss attributable to Cerus Corporation	$(9,688)	$(15,619)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.05)	$(0.09)
Weighted average shares outstanding:
Basic and diluted	182,090	178,273

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(9,690)	$(15,641)
Other comprehensive (loss) income
Foreign currency translation adjustment	(8)	—
Unrealized gains on available-for-sale investments, net of taxes	160	546
Comprehensive loss	(9,538)	(15,095)
Comprehensive loss attributable to noncontrolling interest	(2)	(22)
Total comprehensive loss attributable to Cerus Corporation	$(9,536)	$(15,073)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2023	181,248	$181	$1,098,353	$(1,274)	$(1,044,610)	$794	$53,444
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	3,565	4	397	—	—	—	401
Stock-based compensation	—	—	5,855	—	—	—	5,855
Other comprehensive income	—	—	—	152	—	—	152
Net loss	—	—	—	—	(9,688)	(2)	(9,690)
Balances as of March 31, 2024	184,813	$185	$1,104,605	$(1,122)	$(1,054,298)	$792	$50,162

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2022	177,582	$177	$1,077,341	$(2,787)	$(1,007,121)	$952	$68,562
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	2,890	3	423	—	—	—	426
Stock-based compensation	—	—	5,669	—	—	—	5,669
Other comprehensive income	—	—	—	546	—	—	546
Net loss	—	—	—	—	(15,619)	(22)	(15,641)
Balances as of March 31, 2023	180,472	$180	$1,083,433	$(2,241)	$(1,022,740)	$930	$59,562

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
	2024	2023
Operating activities
Net loss	$(9,690)	$(15,641)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	631	635
Stock-based compensation	5,855	5,669
Non-cash operating lease cost	595	471
Net loss on sale of available-for-sale securities	2	3
Unrealized gain on investments	(116)	(53)
Loss on disposal of fixed assets	3	—
Non-cash interest expense	106	118
Foreign currency remeasurement gain	(177)	(767)
Changes in operating assets and liabilities:
Accounts receivable	12,838	9,157
Inventories	1,594	(5,996)
Prepaid and other assets	(119)	(1,435)
Accounts payable	(6,138)	4,831
Accrued liabilities and other non-current liabilities	(3,590)	(6,596)
Deferred revenue	165	1,104
Net cash provided by (used in) operating activities	1,959	(8,500)
Investing activities
Capital expenditures	(1,099)	(1,524)
Purchases of investments	(119)	(562)
Proceeds from maturities and sale of investments	2,664	440
Net cash provided by (used in) investing activities	1,446	(1,646)
Financing activities
Net proceeds from equity incentives	441	492
Net costs from public offerings	—	(72)
Net proceeds on revolving line of credit	120	3,091
Proceeds from loans, net of issuance costs	5,000	(1,450)
Net cash provided by financing activities	5,561	2,061
Effect of exchange rates on cash, cash equivalents, and restricted cash	(90)	116
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,876	(7,969)
Cash, cash equivalents, and restricted cash, beginning of period	13,359	37,358
Cash, cash equivalents, and restricted cash, end of period	$22,235	$29,389

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation, its subsidiary, and its variable interest entity in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance, after elimination of all intercompany accounts and transactions (together with Cerus Corporation, hereinafter “Cerus” or the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any future periods.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which were included in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on March 5, 2024. The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements as of that date.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three months ended March 31, 2024 and 2023, was as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Product revenue:
North America	$25,473	$16,618
Europe, Middle East and Africa	12,714	14,028
Other	178	328
Total product revenue	$38,365	$30,974

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally require payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration is estimated to be unconditional. The Company's conditional rights to the consideration are recorded as contract assets. The Company had no contract assets as of March 31, 2024 and December 31, 2023.

Contract liabilities mainly consist of deferred revenue related to maintenance services, unshipped products, and uninstalled illuminators, or receivables from customers that are not yet recognized as revenue. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the contractual service period. The Company applies an optional exemption to not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less. As of March 31, 2024 and December 31, 2023, the Company had $0.7 million and $1.5 million, respectively, of contract liabilities included in “Deferred revenue” on the Company’s condensed consolidated balance sheets related to the Department of Defense (“DoD”).

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

Investments

Investments with original maturities of greater than three months primarily include corporate debt and U.S. government agency securities that are designated as available-for-sale and classified as short-term investments. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities are recorded in “Unrealized gains on available-for-sale investments, net of taxes” on the Company’s condensed consolidated statements of comprehensive loss. Realized gains (losses) from the sale of available-for-sale investments, if any, are determined on a specific identification method, and are recorded in “Other income, net” on the Company’s condensed consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of interest income.

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of March 31, 2024 and December 31, 2023, $2.8 million and $2.6 million, respectively, were included in “Other assets” on the Company’s condensed consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of March 31, 2024 and December 31, 2023, $2.9 million and $2.8 million, respectively, were included in “Other non-current liabilities” on the Company's condensed consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income, net”, on the Company’s condensed consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of March 31, 2024 and December 31, 2023, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of March 31, 2024 and December 31, 2023, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At March 31, 2024, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had two and three customers that accounted for more than 10% of the Company’s outstanding accounts receivable at March 31, 2024 and December 31, 2023, respectively. These customers cumulatively represented approximately 51% of the Company’s outstanding trade receivables at both March 31, 2024 and December 31, 2023. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2024 and December 31, 2023, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain components for the illuminators. Platelet and plasma systems’ disposable kits generally expire no later than 24 months from the date of manufacture. In the U.S., until the Company is able to generate data satisfactory to the FDA regarding the stability of the disposable kits for the platelet system using a component manufactured with a new solvent, the shelf life for our platelet kits will be limited to 12 months. Illuminators and individual components do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Non-current inventories” in the condensed consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At March 31, 2024 and December 31, 2023, the Company had $1.1 million and $0.7 million, respectively, recorded for potential obsolete, expiring or unsalable product.

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

See Note 9, Stock-Based Compensation, for further information regarding the Company’s stock-based compensation assumptions and expenses.

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

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three months ended March 31, 2024 and 2023, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2024 and 2023 (shares in thousands):

	Three Months Ended
	March 31,
	2024	2023
Weighted average number of anti-dilutive potential shares:
Stock options	14,019	15,448
Restricted stock units	12,111	9,252
Employee stock purchase plan rights	139	72
Total	26,269	24,772

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at March 31, 2024 and December 31, 2023.

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

See Note 2, Available-for-sale Securities and Fair Value on Financial Instruments, for further information regarding the Company’s valuation of financial instruments.

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at March 31, 2024 (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$8,051	$—	$—	$—	$8,051
United States government agency securities	19,658	—	(285)	—	19,373
Corporate debt securities	29,728	—	(427)	—	29,301
Mortgage-backed securities	3,294	3	(320)	—	2,977
Total available-for-sale securities	$60,731	$3	$(1,032)	$—	$59,702

The following is a summary of available-for-sale securities at December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$5,062	$—	$—	$—	$5,062
United States government agency securities	19,652	16	(314)	—	19,354
Corporate debt securities	32,395	3	(638)	—	31,760
Mortgage-backed securities	3,347	7	(263)	—	3,091
Total available-for-sale securities	$60,456	$26	$(1,215)	$—	$59,267

Available-for-sale securities at March 31, 2024 and December 31, 2023, consisted of the following by contractual maturity (in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$44,417	$43,861	$42,598	$41,789
Greater than one year and less than five years	16,314	15,841	17,858	17,478
Total available-for-sale securities	$60,731	$59,702	$60,456	$59,267

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$1,382	$(11)	$26,351	$(416)	$27,733	$(427)
United States government agency securities	8,316	(59)	11,057	(226)	19,373	(285)
Mortgage-backed securities	234	(7)	2,545	(313)	2,779	(320)
Total	$9,932	$(77)	$39,953	$(955)	$49,885	$(1,032)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$1,466	$(12)	$29,647	$(626)	$31,113	$(638)
United States government agency securities	4,855	(25)	10,991	(289)	15,846	(314)
Mortgage-backed securities	242	(1)	2,647	(262)	2,889	(263)
Total	$6,563	$(38)	$43,285	$(1,177)	$49,848	$(1,215)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three months ended March 31, 2024 and 2023, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The gross realized gains or losses from the sale or maturity of available-for-sale investments were de minimis during both of the three months ended March 31, 2024 and 2023.

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

The Company classifies instruments in Level 3 if one or more significant inputs or significant value drivers are unobservable. The Company did not have any Level 3 investments as of March 31, 2024 or March 31, 2023.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at March 31, 2024 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$8,051	$8,051	$—	$—
United States government agency securities	Short-term investments	19,373	—	19,373	—
Corporate debt securities	Short-term investments	29,301	—	29,301	—
Mortgage-backed securities	Short-term investments	2,977	—	2,977	—
Total short-term investments		$59,702	$8,051	$51,651	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2023 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$5,062	$5,062	$—	$—
United States government agency securities	Short-term investments	19,354	—	19,354	—
Corporate debt securities	Short-term investments	31,760	—	31,760	—
Mortgage-backed securities	Short-term investments	3,091	—	3,091	—
Total short-term investments		$59,267	$5,062	$54,205	$—

The Company did not have any transfers among fair value measurement levels during the three months ended March 31, 2024 and 2023.

Note 3. Inventories

Inventories at March 31, 2024 and December 31, 2023, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$12,365	$13,680
Work-in-process	22,638	20,668
Finished goods	22,772	25,021
Total inventories	57,775	59,369
Less: non-current inventories	17,913	19,501
Total current inventories	$39,862	$39,868

Non-current inventories primarily consists of raw materials and work-in-process.

Note 4. Accrued Liabilities

Accrued liabilities at March 31, 2024 and December 31, 2023, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation and related costs	$8,883	$11,822
Accrued professional services	3,375	3,139
Other accrued expenses	3,896	4,264
Total accrued liabilities	$16,154	$19,225

Note 5. Debt

Debt at March 31, 2024, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$65,000	$(174)	$64,826
Revolving Loan	20,120	—	20,120
Total debt	85,120	(174)	84,946
Less: current portion	20,120	—	20,120
Non-current portion	$65,000	$(174)	$64,826

Debt at December 31, 2023, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$60,000	$(204)	$59,796
Revolving Loan	20,000	—	20,000
Total debt	80,000	(204)	79,796
Less: current portion	20,000	—	20,000
Non-current portion	$60,000	$(204)	$59,796

Principal, interest and fee payments on the Term Loan Credit Agreement (as defined below) at March 31, 2024, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2024	$—	$5,993	$5,993
2025	—	8,024	8,024
2026	24,375	7,018	31,393
2027	32,500	3,174	35,674
2028	8,125	1,468	9,593
Total	$65,000	$25,677	$90,677

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

Tranche 1, Tranche 2, Tranche 3, and Tranche 4, each bear interest at a floating rate equal to the sum of the Term SOFR rate (subject to a floor of 1.00%) plus 6.50%. The proceeds from Tranche 3 and Tranche 4 are expected to be used for working capital and general corporate purposes. Interest on each term loan advance is due and payable monthly in arrears. Interest only payments are due for the first 36 months, and the remaining payments are due over the remaining 24 months. The interest only payment period can be extended for 12 months upon achievement of a specified trailing 12 month net revenue target. The interest rate at March 31, 2024 is approximately 12.2%.

On September 1, 2023, the Company entered into Amendment 1 of the Term Loan Credit Agreement. At the close of this amendment, the Company borrowed $5.0 million available under Tranche 3. On January 5, 2024 and effective December 31, 2023, the Company entered into Amendment 2 of the Term Loan Credit Agreement to remove the minimum revenue condition applicable to the remaining $5.0 million available in Tranche 3, which became eligible to be drawn at any time prior to July 1, 2024. The Company borrowed the remaining $5.0 million available in Tranche 3 on March 27, 2024.

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

As of March 31, 2024 and December 31, 2023, the Company had borrowed $20.1 million and $20.0 million under the Revolving Loan Credit Agreement and the Prior Revolving Loan Credit Agreement, respectively, which is included in “Debt – current” in the Company's condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at March 31, 2024. Additionally, the Company’s obligations under both agreements are secured by a security interest in substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash payments for operating leases	$968	$934
Right-of-use assets obtained in exchange for operating lease obligations	140	245

	Three Months Ended
	March 31,
	2024	2023
Weighted-average remaining lease term	5.2 years	6.3 years
Weighted-average discount rate	8.5%	8.5%

Future minimum non-cancelable payments under operating leases as of March 31, 2024, were as follows (in thousands):

Operating Leases
2024	$2,714
2025	3,314
2026	3,162
2027	3,455
2028	3,255
Thereafter	4,172
Total future lease payments	$20,072
Less imputed interest	4,415
Present value of lease liabilities (1)	$15,657

(1) Lease liabilities include those operating leases that we plan to sublease as a part of our facilities consolidation restructuring efforts.

The operating lease expense for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating lease expense	$964	$773

As of March 31, 2024, the Company had no leases that have not yet commenced.

Note 7. Commitments and Contingencies

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of March 31, 2024, the Company had $26.8 million of short-term purchase commitments and $3.0 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

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

During the three months ended March 31, 2024, no shares of the Company’s common stock were sold under the Sales Agreement or the Amended Sales Agreement. At March 31, 2024, the Company had approximately $96.8 million of common stock available to be sold under the Amended Sales Agreement.

Note 9. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan, eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. At March 31, 2024, the Company had 0.6 million shares available for future issuance.

2008 Equity Incentive Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12.0 million shares. In June 2023, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.0 million shares. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock granted under the Amended 2008 Plan are limited to 500,000 shares of common stock per recipient per calendar year. Performance-based cash awards granted under the Amended 2008 Plan are limited to $1.0 million per recipient per calendar year. At March 31, 2024, 2.7 million shares of performance-based stock awards were outstanding.

At March 31, 2024, the Company had approximately 34.2 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the Amended 2008 Plan, of which approximately 13.0 million shares and 13.9 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 7.3 million shares were available for future issuance under the Amended 2008 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2023	14,515	$5.20
Granted	—	—
Exercised	—	—
Forfeited/canceled	(1,500)	6.19
Balance at March 31, 2024	13,015	5.09

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	10,686	$3.74
Granted (1)	6,702	2.18
Vested (1)	(3,295)	4.34
Forfeited (1)	(160)	3.76
Balance at March 31, 2024	13,933	2.84

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

Note 10. Income Taxes

The Company recorded income tax expense of $0.1 million during the three months ended March 31, 2024 and 2023, primarily related to the operating profit of the Company’s Cerus Europe B.V. subsidiary.

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

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In September 2023, BARDA committed an additional $3.5 million raising the committed funding to up to $185.5 million as of March 31, 2024. However, the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, was reduced by $8.8 million and would bring the total funding opportunity to $270.2 million through September 2026. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for up to $1.4 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time. As of March 31, 2024 and December 31, 2023, $2.0 million and $5.6 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to BARDA.

In September 2020, the Company entered into a five-year agreement with the U.S. Food and Drug Administration (“FDA”) for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total contract value is $11.1 million. As of March 31, 2024 and December 31, 2023, $0.7 million and $0.5 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to FDA.

In September 2022, the Company entered into an agreement with the DoD Industrial Base Analysis and Sustainment program for the development of pathogen reduced, lyophilized cryoprecipitate to treat bleeding due to trauma. In May 2023, the Company and the DoD entered into an amendment to the agreement to extend the agreement to February 2027 and increased the total contract value from $9.1 million to $17.8 million. Revenue from the DoD contract is recognized on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs over the performance period of the agreement. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. The estimate of the Company’s measure of progress, which can include additional services, if any, and the estimate of any additional consideration for those additional services, if any, are included in the transaction price which is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis. As such, management applies a certain amount of judgment in estimating both the services and the corresponding timeline through to completion of the performance obligation, which are key inputs when using the cost-to-cost input method. Given that the estimate of the Company’s measure of progress is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis, a significant change in the remaining estimated costs to complete the services (including revisions to transaction price) could have a significant impact on revenues previously recognized under this arrangement (including reversal of previously recognized revenue) at each reporting date.

As of March 31, 2024 and December 31, 2023, zero and $3.7 million, respectively, of billed amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the DoD contract. As of March 31, 2024 and December 31, 2023, $0.7 million and $1.5 million, respectively, were included in “Deferred revenue” as contract liabilities on the Company's condensed consolidated balance sheets related to the DoD contract.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
American Red Cross	36%	32%
Établissement Français du Sang	14%	15%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three months ended March 31, 2024, are not necessarily indicative of results that may occur in future periods.

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
•
the timing or likelihood of regulatory submissions and approvals and other regulatory actions or interactions, including whether existing clinical data will be sufficient in order to obtain a CE Certificate of Conformity and affix a CE Mark to the red blood cell system and whether our planned modular premarket approval, or PMA, application for the red blood cell system will be submitted to the U.S. Food and Drug Administration, or FDA, on the timeline we anticipate or at all;
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
•
the amount and availability of funding we may receive under our government contracts with the Biomedical Advanced Research and Development Authority, or BARDA, the U.S. Department of Defense, or DoD, and the FDA;
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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “may,” “should,” “could,” “would,” “project,” “predict,” “potential,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on our business, results of operations and financial condition. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the rate of customer adoption in the U.S. and our ability to achieve market acceptance of our products in the U.S. and international markets, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities or Notified Bodies to grant marketing approval or receive CE Certificates of Conformity for our products or for product extensions or additional claims for our products, our ability to obtain reimbursement approval for our products, changes in regulatory approval or certification requirements for our products, our ability to complete the development and testing of additional configurations or redesigns of our products, our need for additional financing and our ability to access funding under our agreements with BARDA, the DoD, and the FDA, the impacts of regulation of our products by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius Kabi AG and other third parties to manufacture and supply certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete our red blood cell system’s commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002, adverse market and economic conditions, including those resulting from the effects of macroeconomic conditions, and other factors discussed below and under the caption “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section titled “Risk Factors” under Part II, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q completely. Our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise any forward-looking statements to reflect new information or future events, even if new information becomes available in the future. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application for conformity assessment to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system in December 2018 under the MDD, and in June 2021, we completed the resubmission of our application under the MDR. While at this time we expect a decision concerning certification in the second half of 2024, we cannot predict with certainty when, if ever, a decision concerning certification will actually occur. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q for additional information with respect timing of the ultimate decision on our CE Certificate of Conformity application. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. We also recently announced positive topline results from a Phase 3 clinical trial in the U.S., known as the ReCePI study, that was designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. We announced that the ReCePI study met its primary efficacy endpoint, demonstrating non-inferiority for INTERCEPT RBCs compared to conventional RBCs as measured by the incidence of acute kidney injury (AKI) following transfusion of study RBCs. We continue to believe that we will need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. We anticipate initiating a modular PMA application to the FDA in the second half of 2025, with the final PMA module submission planned for the second half of 2026, upon the anticipated completion of the RedeS clinical trial. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. We must demonstrate to the FDA an ability to define, test and meet acceptable specifications for our current Good Manufacturing Practice and ISO standards for the manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can initiate our planned modular PMA application submission to and seek regulatory approval of the red blood cell system from the FDA.

We have an agreement with Biomedical Advanced Research and Development Authority, or BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, under which we receive funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of emerging pathogens. The agreement currently expires in September 2026. The RedeS and ReCePI and other studies are being funded as part of our agreement and BARDA reimburses us for allowable direct contract costs, as such costs are incurred, and for allowable indirect costs. At the current funding commitment levels, we will either need to obtain an additional BARDA contract or fund the remaining initiatives ourselves in order to satisfy the requirements for PMA licensure in the U.S. See the discussion under “Government contracts” below for more information. If we cannot obtain an additional BARDA contract or are unable to self-fund the remaining initiatives, successful completion of the development of the red blood cell system may require us to obtain additional capital in order to obtain any regulatory approvals for and commercialize this product. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment or completion of the RedeS study, our product development costs would likely increase.

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. We commercialize and sell finished IFC made by our manufacturing blood center partners directly to hospitals and indirectly through certain blood centers. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete its process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before we or they can sell finished IFC in interstate commerce. While three of our manufacturing partners received their Biologics License Application, or BLAs, from CBER, we plan to continue working with our other U.S.-based blood centers manufacturing partners to support their licensure applications and any further delay in obtaining these licenses would adversely impact the nationwide availability of IFC in the U.S.. In addition, we have also entered into certain agreements with blood centers who will purchase the finished IFC from us to sell to their hospital customers, and with blood center and blood center affiliate organizations to sell INTERCEPT Blood System for Cryoprecipitation kits to produce finished IFC for their own sales efforts to hospitals. However, until we sell sufficient INTERCEPT Blood System for Cryoprecipitation kits to blood center affiliate organizations, expand the number of manufacturing partners producing IFC for us, or more of our manufacturing partners for IFC receive approval of their BLAs, our IFC sales will be limited.

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

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, and other factors including recent and potential U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, we expect that the costs of our business may increase as labor rates and prices rise in the current inflationary environment, transportation costs increase, and global supply chain constraints impact availability of our products. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter delays. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time our existing operations provide sufficient cash flow to conduct these trials.

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

This agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of March 31, 2024, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $185.5 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement (inclusive of the committed funding amounts as of March 31, 2024) could reach up to $270.2 million through September 2026. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. If certain additional Option Periods are exercised by BARDA, we will be responsible for up to $1.4 million of co-investment. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding the agreement with BARDA.

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

Debt Agreements

See Note 5, Debt, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2023. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Three months ended March 31, 2024 and 2023

Revenue

	Three Months Ended
	March 31,
(in thousands, except percentages)	2024	2023	Change
Product revenue	$38,365	$30,974	$7,391	24%
Government contract revenue	5,030	7,502	(2,472)	(33%)
Total revenue	$43,395	$38,476	$4,919	13%

Product revenue increased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to year-over-year sales volume growth in disposable platelet kit sales to U.S. customers. We expect product revenue for INTERCEPT disposable kits to increase in future periods driven by growth in our platelet business due in part to increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway.

Government contract revenue decreased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a decrease in revenue from BARDA in 2024 relative to the same period in the prior year. The decrease in revenue from BARDA is primarily due to the completion of the ReCePI study. We do not anticipate that government contracts revenue will materially increase in future periods.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2024	2023	Change
Cost of product revenue	$17,093	$13,687	$3,406	25%

Cost of product revenue increased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023 consistent with the increase in product revenue for the same comparative periods.

Our gross margin on product sales was 55% during the three months ended March 31, 2024, compared to 56% during the three months ended March 31, 2023. Margins were impacted by the mix of geographies into which products were sold, with higher U.S. kit sales over sales in other regions and, to a lesser extent product mix, with platelet kit sales representing a larger proportion of overall sales during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Changes in our gross margin on product sales are affected by various factors, including prices of products sold, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, the mix of product sold, the mix of customers to which products are sold, and the reserves for excess and obsolete inventory. Furthermore, we may experience cost pressure due to the inflationary environment, increased transportation costs and an adverse impact on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2024	2023	Change
Research and development	$14,482	$17,384	$(2,902)	(17%)

Research and development expenses decreased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by the decreased headcount due to the reduction in force in the second quarter of 2023.

We expect to incur additional research and development costs associated with inflationary pressures on labor and study costs, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., completing activities in support of our completed application for a CE Certificate of Conformity for our red blood cell system in the EU, new product development and product enhancements, including potential new label claims, design efforts on our new illuminator, and costs associated with performing the activities under our government contracts. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of macroeconomic developments, including the ongoing conflict between Ukraine and Russia and the state of war between Israel and Hamas and the risk of a global conflict, the uncertainty of future preclinical studies and clinical trial results and the uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2024	2023	Change
Selling, general and administrative	$19,799	$21,551	$(1,752)	(8%)

Selling, general and administrative expenses decreased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by the decreased headcount due to the reduction in force in the second quarter of 2023.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2024	2023	Change
Foreign exchange gain (loss)	$145	$(193)	$338	(175%)
Interest expense	(2,234)	(1,612)	(622)	39%
Other income, net	452	387	65	17%
Total non-operating expense, net	$(1,637)	$(1,418)	$(219)	15%

Foreign Exchange Gain (Loss)

The foreign exchange gain increased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense increased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the increase in interest rates on our Term Loan. Should interest rates continue to increase, the rates that we are obligated to pay under our credit agreements would likely increase, potentially leading to higher interest expense. Our interest expense is expected to be higher in future periods as we drew down an additional $5.0 million available under Tranche 3 of our Term Loan Credit Agreement on March 27, 2024.

Other Income, net

Other income, net increased slightly during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Provision for Income Taxes

	Three Months Ended
	March 31,
(in thousands, except percentages)	2024	2023	Change
Provision for income taxes	$74	$77	$(3)	(4%)

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s operations.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of March 31, 2024 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2024.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of March 31, 2024 and December 31, 2023, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$20,527	$11,647
Short-term investments	51,651	54,205
Restricted cash	1,708	1,712
Total	$73,886	$67,564

Cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of March 31, 2024 and December 31, 2023, we had the following indebtedness (in thousands):

	March 31, 2024	December 31, 2023
Debt – current	$20,120	$20,000
Debt – non-current	64,826	59,796
Total	$84,946	$79,796

Operating Activities

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net cash provided by (used in) operating activities	$1,959	$(8,500)

The increase in net cash provided by operating activities was primarily related to the increase in product sales, the decrease in inventory related purchases, and the timing of cash collections and payments, during the three months ended March 31, 2024, compared to the same period in 2023.

Investing Activities

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net cash provided by (used in) investing activities	$1,446	$(1,646)

The increase in net cash provided by investing activities for the three months ended March 31, 2024, was primarily due to higher proceeds from the maturity and sale of our investments, lower purchases of investments, and lower capital expenditures during the three months ended March 31, 2024, compared to the same period in 2023.

Financing Activities

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net cash provided by financing activities	$5,561	$2,061

The increase in net cash provided by financing activities for the three months ended March 31, 2024, was primarily due to the increased proceeds from the Term Loan Credit Agreement, net of issuance costs offset by the decreased proceeds from the Revolving Loan Credit Agreement during three months ended March 31, 2024, compared to the same period in 2023.

Working Capital

(in thousands)	March 31, 2024	December 31, 2023
Working capital	$81,625	$78,392

Working capital increased as of March 31, 2024, compared to December 31, 2023, primarily due to proceeds from increased product sales and collections and net decreases in the combined total of our accounts payable and accrued liabilities as a result of the timing of payments to our vendors. Contract liabilities related to DoD of $0.7 and $1.5 million as of March 31, 2024 and December 31, 2023, respectively, are excluded from the working capital.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, or potentially pursuant to new arrangements with different lenders. We have borrowed and in the future may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit agreements prior to April 1, 2026, the principal amounts outstanding under our Term Loan Credit Agreement will begin amortizing and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital beyond the next 12 months. Should interest rates continue to increase, the rates that we are obligated to pay under our credit agreements would likely increase, potentially leading to higher interest expense. See Note 5, Debt, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

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

In March 2023, we entered into an amendment to our Sales Agreement under which we may issue and sell up to $96.8 million of our common stock through or to Cantor Fitzgerald & Co. or Stifel, Nicolaus & Company, Incorporated, as sales agent or principal. During the period ended March 31, 2024, we did not sell shares of our common stock under the Amended Sales Agreement.

While we expect to receive significant funding under our agreement with BARDA, our ability to obtain the funding we expect to receive under this agreement is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreement for convenience at any time and our ability to achieve the required milestones under this agreement, including the completion of the RedeS study. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreement, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. In addition, if we are unable to generate sufficient prerequisite Phase 3 clinical data, our agreement with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. The availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

In addition, we may need to obtain additional funds to complete development activities for the red blood cell system if additional studies are necessary for potential regulatory approval or certifications in the EU, which would increase our costs and potentially delay any approvals. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

Commitments

See Note 5, Debt, in Part I of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

See Note 6, Leases, in Part I of this Quarterly Report on Form 10-Q for more information on the operating leases.

See Note 7, Commitments and Contingencies, in Part I of this Quarterly Report on Form 10-Q for more information on the purchase commitments.

We did not have any off-balance sheet arrangements as of March 31, 2024.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three months ended March 31, 2024 and 2023, respectively. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2024, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended March 31, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 1, 2021, all U.S. blood centers were required to be compliant with the FDA guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion,” or the Final Guidance Document. Although the INTERCEPT Blood System is one of the options available to U.S. blood centers for compliance with the Final Guidance Document, we cannot predict if U.S. customers will continue to adopt or sustain current levels of INTERCEPT adoption. If we are unable to successfully support the commercialization of our platelet system to U.S. customers that have elected to use the INTERCEPT Blood System, then those customers may be required to adopt competing products in order to comply with the Final Guidance Document. Further, U.S. blood centers will be required to change their historical operating practices to conform to our product specifications, or they or their hospital customers may be required to elect more than one option under the Final Guidance Document in order to comply, or they or their hospital customers may choose competing products to comply with the Final Guidance Document. We may be unable to subsequently convert blood centers that chose competing products to the platelet system, which would limit our market potential. If we are not successful in achieving market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial product revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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

Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We or others may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. Hospital or other blood center customers may purchase IFC as a biologic from us or other blood centers which would be produced by blood center manufacturing partners of ours or another blood center. Should we receive product complaints on the produced IFC product, we may not be able to determine if a problem exists, or from where the problem originated. Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to educate a blood center on the benefits of treating increasing proportions of its platelet units may be negatively impacted. Moreover, there is a risk that further studies that we or others may conduct will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease using our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components, including IFC which we have very limited experience selling directly to hospitals. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. Hospitals may not have adequate staffing levels or may have competing priorities which could delay such system updates, perhaps indefinitely. Management of complex inventories may require coordination between hospital suppliers, blood centers, or us, which in turn may cause delays in market adoption. In addition, customers may require certain changes to our products for any number of reasons. Complying with such requests may prove costly, and may create complexities surrounding the manufacturing of disposable kits, compliance with regulatory authorities, blood center usage, or inventory management. Conversely, failure to comply with such requests from customers may result in damage to our relationship or the potential loss of customer business.

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

If we are unable to successfully market IFC to hospitals or comply with unique regulations governing finished biologics, our ability to monetize and deliver IFC will be negatively impacted which would materially and adversely affect our business, financial condition, results of operations and growth prospects. In addition, we may never achieve market acceptance and adoption of IFC by U.S. hospitals to generate product revenue sufficient to cover its costs.

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

Although we maintain an active safety monitoring platform with trained personnel, we cannot predict when, if ever, a safety event will occur or be able to timely or satisfactorily determine whether or not our product was a cause. We maintain product liability insurance, but do not know whether the insurance will provide adequate coverage against potential liabilities. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products.

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

We are currently conducting multiple clinical trials for our products and product candidates and plan to commence additional clinical trials of our products and product candidates in the future. We cannot be certain that the design or conduct of, or data collected from, these trials will be sufficient to support FDA approval, a CE Certificate of Conformity prior to affixing a CE Mark or any other regulatory approvals outside the U.S. If we fail to produce positive results in our ongoing or planned clinical trials, the development timeline and regulatory approval and commercialization prospects for our products and our product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, extreme weather or other natural forces, terrorist activity or general concerns over employee safety. For example, we experienced delays in our RedeS and ReCePI studies related to the COVID-19 pandemic. In addition, some clinical sites for the RedeS study are located in areas that are subject to disruption by severe weather such as flooding, hurricanes or other natural forces such as earthquakes, which have delayed enrollment and progress of the RedeS study in the past. In addition, our ReCePI study in complex cardiovascular surgery patients had been slower to enroll due to a variety of factors including low frequency of administering red blood cells to the patient population and reticence to participate in research studies. If we are unable to enroll a sufficient number of patients for the RedeS study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system, including the potential for additional Phase 3 clinical trials beyond what we are currently contemplating. In any event, we cannot be certain that further delays in the RedeS study or other clinical trials will not occur.

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

We cannot rely on interim results of trials to predict their final results, and acceptable results in early trials might not be repeated in later and larger clinical trials or in the results of routine use. Any trial may fail to produce results satisfactory to the FDA, foreign regulatory authorities, or Notified Bodies. In addition, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated, require other studies to be performed or cause a program to be terminated, even if other studies or trials relating to a program are successful.

We have conducted many toxicology studies to demonstrate the safety of the platelet and plasma systems, and we have conducted and plan to conduct toxicology studies for the red blood cell system throughout the product development process. At any time, the FDA and other regulatory authorities or Notified Bodies may require further toxicology or other studies to further demonstrate our products’ safety, which could delay or preclude regulatory approval and commercialization. Furthermore, any major changes to components used in our products or configuration changes to our products may require additional toxicology studies which may not produce acceptable results. Beyond toxicology studies, changes to our products or the manufacturing process of our products may require additional aging and stability data in order to satisfy regulators and maintain historical label claims. For instance, despite having 24 month aging for our products in many territories around the world, the FDA has limited the shelf life of our platelet product to 12 months for any platelet kit produced using a new solvent for the manufacture of a component. While we have produced and submitted stability data to support the shelf life of our products beyond twelve-months, until the FDA approves such data and allows for a longer shelf life, we will need to manage our supply chain closely which is time consuming and costly. In addition, the FDA or foreign regulatory authorities may alter guidance at any time as to what constitutes acceptable clinical trial endpoints or trial design, which may necessitate a redesign of our product or proposed clinical trials and cause us to incur substantial additional expense or time in attempting to gain regulatory approval. Regulatory agencies weigh the potential risks of using our pathogen reduction products against the incremental benefits, which may be difficult or impossible to quantify.

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

While we have submitted an application for conformity assessment and a CE Certificate of Conformity prior to affixing a CE Mark to our red blood cell system, it has not been approved for marketing or commercialized anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary CE Certificate of Conformity and other regulatory approvals for the product or any future iterations or changes to the product. For instance, regulators or Notified Bodies may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far and submitted for conformity assessment and a Certificate of Conformity does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In any event, any failure or further delays in completing the development activities for the red blood cell system would prevent or continue to delay its commercialization, which would materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system.

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

In addition to the two chemical components of the INTERCEPT RBC System, amustaline and glutathione, there are additional substances contained with the Processing Set (Processing Solution and SAG-M Storage Solution) that contain substances that may be considered as ancillary medicinal substances by either the Notified Body or the Competent Authority in the EU. If we are unable to reach resolution on the classification of the additional substances contained with the RBC System, any decision on our CE Certificate of Conformity application would substantially delay the timing of a decision on our CE Certificate of Conformity application, perhaps indefinitely.

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

We will need to successfully conduct and complete the ongoing RedeS study in the U.S. and continue to believe that we will also need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in chronic anemia patients may be difficult or impractical, which could significantly delay or preclude our ability to submit and complete our planned modular PMA application submission on the anticipated timeline or at all and to otherwise obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete the RedeS study or generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. We anticipate initiating a modular PMA application to the FDA in the second half of 2025, with the final PMA module submission planned for the second half of 2026, upon the anticipated completion of the RedeS clinical trial. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, if we are unable to enroll a sufficient number of patients for the RedeS study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system, including the potential for additional Phase 3 clinical trials beyond what we are currently contemplating. Moreover, if treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. To date, several S-303 antibody events without evidence of hemolysis have been detected in the RedeS and ReCePI studies. Though we have not seen any clinical significance to date, we have seen antibody formation to S-303 treated red blood cells, and we will need to continue to generate data related to S-303 treatment emergent antibodies. In addition, even though we reported positive topline results from the ReCePI study in the first quarter of 2024, this does not ensure that any other clinical trials of the red blood cell system will be successful, including the RedeS study, nor does it ensure that the data from the ReCePI study will be deemed supportive of regulatory approval by the FDA. In this regard, because non-clinical and clinical data are often susceptible to varying interpretations and analyses, regulatory authorities, including the FDA, may disagree with our interpretation of the data from any of our completed clinical or non-clinical trials and may require additional clinical testing and/or further analyses from completed clinical or non-clinical trials before we can obtain regulatory approval and begin commercialization of the red blood cell system, if at all, any of which could result in increased costs to us, limit our ability to generate revenue and adversely affect our commercial prospects.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for conformity assessment and a CE Certificate of Conformity related to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. The Notified Body has reviewed all four modules of our application for CE Certificate of Conformity of the red blood cell system, though delays can occur for multiple reasons, including due to questions on our application for a CE Certificate of Conformity or workload for the Notified Body. Furthermore, the Dutch Medicines Evaluation Board, or CBG, the competent authority for our red blood cell product, has reviewed the relevant sections of our submission and have asked numerous questions. We cannot predict with certainty, when, if ever, our answers to those questions and the required data will support a decision concerning certification. In addition, CBG has asked TÜV SÜD to assess the need for consultation of additional substances contained with the INTERCEPT RBC Processing Set (Processing Solution and SAG-M Storage Solution). Should an assessment of the storage solution be required, we may see a delay in the decision concerning certification beyond our expected timing of the second half of 2024. In addition, we are currently in discussions with our sole supplier of key components of the red blood cell system with respect to a dispute over its willingness to continue to supply us with such components, without changes, throughout the application process for our CE Certificate of Conformity. Because our CE Certificate of Conformity application under the new MDR for the red blood cell system is specific to this supplier’s existing manufacturing site and manufacturing processes, if we are unable to reach satisfactory resolution of this dispute, or if this supplier is otherwise unable or unwilling to supply us with these components using its existing manufacturing site and manufacturing processes, any decision on our CE Certificate of Conformity application would be impacted and could be delayed beyond our current expectations, and we may be required to engage and validate a new supplier for these components, which would substantially delay the timing of a decision on our CE Certificate of Conformity application, perhaps indefinitely. We continue to work with our supplier to ensure preparedness for an inspection to support conformity assessment and the CE Certificate of Conformity and future commercial manufacturing in the event of grant of our CE Certificate of Conformity application. However, the timing of the ultimate decision on our CE Certificate of Conformity application and the related timing at which we may be able to affix the CE Mark to our product, could impact our current supplier's willingness to continue to supply us with these components, and could hasten our plans to engage and validate a new supplier of these key components, which will be costly and time-consuming. We cannot predict with certainty when we may receive a decision on our CE Certificate of Conformity application, if ever. While we expect we could receive a decision granting a Certificate in the second half of 2024, the timing of the ultimate decision on our CE Certificate of Conformity application and the related timing at which we may be able to affix the CE Mark to our product, remains subject to the satisfactory resolution of this dispute, including our current supplier’s willingness to continue to supply us with these components using its existing manufacturing site and manufacturing processes throughout our CE Certificate of Conformity application and afterwards, if obtained, or alternatively, the engagement and validation of a new supplier of these key components, and in any event will be based on questions about our application for conformity assessment and a CE Certificate of Conformity and the timing of the responses, and we cannot predict with certainty when we may receive an decision, if ever. Moreover, we do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to support a CE Certificate of Conformity, even if limited to a target patient population having chronic anemia. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We will likely need to generate additional safety and efficacy data in order to achieve broad label claim or market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. These data may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals or certification in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval, certification and market acceptance will need to be resolved prior to the initiation of further clinical trials.

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

We recently received CE Certificate of Conformity based on the MDR for the INTERCEPT Blood System for platelets and plasma. We or our customers have received approval for the sale and/or use of INTERCEPT-treated platelets and plasma within Europe in France, Switzerland, Germany and Austria. Switzerland has accepted to unilaterally recognize CE Marked medical devices. While we are currently in the process of completing the requirements to maintain regulatory approval of our products in Switzerland, we cannot assure you that we will be successful in doing so. In addition, we or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE Mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law, our inability to maintain compliance with regulations or other factors. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our business, financial condition, results of operations and growth prospects would be materially and adversely impacted.

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

In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

Moreover, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products in Europe. We must comply with medical device reporting requirements, including the reporting of serious incidents including malfunctions related to our products and field safety corrective actions, as well as adverse events occurring during clinical investigations. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension, variation or withdrawal of regulatory clearances, CE Certificates of Conformity or approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

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

For those products sold in the EU, we must notify our Notified Body if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining new related CE Certificates of Conformity or variation of existing Certificates can be a time-consuming process, and delays in obtaining required future clearances, certifications or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

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

Our data processing activities may subject us to numerous data privacy and security obligations established in various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security, that affect our sales, marketing and other promotional activities by, among other things, limiting the kinds of financial arrangements we may have with hospitals, healthcare providers or other potential purchasers of our products. These laws are often broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. For example, within the EU, the control of unlawful marketing activities is largely a matter of national law and regulations in each of the EU Member States. There are a variety of organizations and entities within EU Member States which monitor perceived unlawful marketing activities. We could face civil, criminal and administrative sanctions if it is determined that we have breached our obligations in any EU Member State in respect of our marketing activities. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

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

In the EEA, the General Data Protection Regulation, or EU GDPR, and in the UK the United Kingdom's implementation of the EU GDPR, the UK GDPR, which are wide-ranging in scope, imposes detailed requirements, in particular, in relation to the control over personal data by individuals to whom the personal data relates, the information that we must provide to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification, the legal bases for processing personal data, the exceptions that allow us to process special categories of personal data and the use of third-party processors in connection with the processing of personal data. The EU GDPR and UK GDPR also imposes strict rules on the transfer of personal data out of the EEA and United Kingdom respectively, and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to 20 million euros under the EU GDPR, 17.5 million pound sterling under the UK GDPR, or in each case, 4% of the annual global revenues of the non-compliant company, whichever is greater. In addition, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

Moreover, in the EU some countries may require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. The proposed regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medical devices, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. In December 2021 the HTA Regulation was adopted and entered into force on January 11, 2022. It will apply from 2025 onward. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

We do not own our own manufacturing facilities, but rather manufacture our products using a number of third-party suppliers, many of whom are our sole suppliers for the particular product or component that we procure. We rely on various contracts and our relationships with these suppliers to ensure that the sourced products are manufactured in sufficient quantities, timely, to our exact specifications and at prices we agree upon with the supplier. For example, Fresenius is our sole supplier for the manufacture of finished disposable kits for the platelet and plasma systems. We also rely on other third-party suppliers for other components and products that are currently our sole qualified suppliers for such components and products. In the event Fresenius or any of our other sole qualified suppliers refuses or is unable to continue operating under our supply agreements with them, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected. Fresenius may have financial constraints or impose additional financial conditions on us. We may also encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. Until we are able to generate data satisfactory to the FDA regarding the stability of platelet products using a component manufactured with a new solvent, our platelet product shelf life is limited to 12 months in the U.S., straining our supply chain and distribution to customers to supply product with sufficient remaining available shelf life. In some cases, our customers have experienced increased outdated product which negatively impacts our results of operations. In addition, our product supply chain requires us to purchase certain components in minimum quantities or make last time purchases of obsolete components and may result in a production cycle of more than one year. Significant disruptions to any of the steps in our supply chain process may result in longer productions cycles which could lead to inefficient use of cash or may impair our ability to supply customers with product. Moreover, the price that we pay to some of our suppliers is dependent on the volume of products or components that we order. If we are unable to meet the volume tiers that afford the most favorable pricing, our gross margins will be negatively impacted.

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

Further, certain distributors and customers require, and potential future distributors or customers may require, product with a minimum shelf life. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we choose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins. In order to meet minimum shelf-life requirements, we may need to manufacture sufficient product to meet estimated forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. Our platelet and plasma systems’ disposable kits have 12 to 24 months shelf lives from the date of manufacture. Should we change or modify any of our product configurations or components, such future configurations of our products may not achieve the same shelf life that existing products have. For instance, until we are able to generate data satisfactory to the FDA regarding the stability of platelet products using a component manufactured with a new solvent, our platelet product shelf life will be limited to 12 months in the U.S. Given the short shelf life in the U.S. and logistical challenges of producing the products in Europe before shipping to the U.S., we may incur elevated air freight costs, may receive requests by customers to return expired product or we may not be able to supply product to customers in the U.S. with sufficient shelf life, each of which would negatively impact our results of operations. In addition, we may need to impair the value of any purchased inventory if we believe we will not be able to supply product to U.S. customers with sufficient shelf life. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. We have entered into certain public tenders or may enter into commercial contracts with customers, that call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in penalty fees, permanent harm to our customer relations or loss of customers. In addition, certain large national prospective customers, like those in the UK or Japan, may choose to convert all of their operations to INTERCEPT. Should we or our suppliers encounter any manufacturing issues or if we and our suppliers are not able to build more manufacturing capacity, we may not be able to satisfy all of the global demand or may have to allocate available product to certain customers which may force customers to adopt competing products, which could permanently impact our ability to convert those customers to INTERCEPT users and may negatively impact our customers operations and consequently, our competitive position and reputation. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient.

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

Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. While our net losses have recently narrowed, at our expected and guided sales levels of the platelet, plasma and cryoprecipitation systems, and of IFC, our costs to manufacture, distribute, market, and sell our products, support the systems and develop new products will likely be in excess of our product revenue. In particular, it is expensive and time consuming to continually address ever-changing regulatory requirements whether those changes are due to changes in the requirements or changes in our products to expand or maintain our products’ label claims. Furthermore, the cost of complying with increased oversight and changing requirements under U.S. GAAP, the SEC and PCAOB and other administrative regulators are expected to continue to increase and may be unsustainable or increase faster than the anticipated revenue growth. In addition, we expect to incur additional research and development costs associated with the development of different configurations of existing product candidates and products and our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies or registry studies we are and may be required to conduct in connection with the approvals of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential CE Certificate of Conformity and the CE Marking for our red blood cell system in the EU. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities. In addition, we may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales.

If we fail to obtain the capital necessary to fund our future operations or if we are unable to generate positive cash flows from our operations, we will need to curtail planned development or sales and commercialization activities.

Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on continued access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreements with BARDA, the FDA, and the DoD, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities. In addition, while our stated goal is to achieve profitability in the future, actual results may be different than our forecasted operating plan and may require that we make certain trade-offs to potentially achieve profitability. Such trade-offs may negatively impact our commercial potential or result in deferrals in development activities.

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

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures and other factors including recent and potential U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. As a result of stimulus programs put in place over the past two years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, costs to transport our products may increase and access to timely shipping may be limited. Recent bank failures have also caused increased concerns about liquidity in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system if additional studies are necessary for potential regulatory approval or certifications in the EU, which would increase our costs and potentially delay any approvals. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

As of March 31, 2024, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $84.9 million. All of our current and future assets, except for intellectual property and certain investments in subsidiaries and affiliates, are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. In addition, our failure to comply with certain financial covenants could result in the lenders obtaining a security interest in our intellectual property. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement. Unless we prepay the principal amount due or meet the requirements for and choose to extend the interest only period of the Term Loan we will be required to make principal payments beginning in April 2026 until March 1, 2028 if not repaid sooner.

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

Our ability to use our federal and state net operating loss, or NOL, carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards (if any), and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards. Under current law, U.S. federal NOL carryforwards incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic NOL and tax credit carryforwards could be limited in future periods and a portion of such carryforwards could expire before being utilized to reduce future income tax liabilities. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

The market price for our common stock has varied between a high of $2.59 on March 7, 2024, and a low of $1.59 on January 16, 2024, in the three-month period ended March 31, 2024. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

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

10.1(6) ††

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

(2) Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on January 5, 2024.

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

(6) Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-21937), for the year ended December 31, 2023.

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

CERUS CORPORATION

Date: May 2, 2024	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)