Form 10-Q
period 2024-06-30
CERUS CORP
filed 2024-08-01
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 18, 2024, there were 185,297,208 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2024

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,402	$11,647
Short-term investments	58,792	54,205
Accounts receivable, net	23,740	35,500
Current inventories	36,290	39,868
Prepaid and other current assets	3,806	3,221
Total current assets	135,030	144,441
Non-current assets:
Property and equipment, net	7,781	8,640
Operating lease right-of-use assets	9,581	10,713
Goodwill	1,316	1,316
Restricted cash	1,708	1,712
Non-current inventories	16,801	19,501
Other assets	13,279	11,425
Total assets	$185,496	$197,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,739	$23,842
Accrued liabilities	15,048	19,225
Debt – current	18,782	20,000
Operating lease liabilities – current	2,219	2,452
Deferred revenue	1,096	2,002
Total current liabilities	53,884	67,521
Non-current liabilities:
Debt – non-current	64,840	59,796
Operating lease liabilities – non-current	12,851	13,751
Other non-current liabilities	3,620	3,236
Total liabilities	135,195	144,304
Commitments and contingencies
Stockholders' equity:
Common stock	185	181
Additional paid-in capital	1,110,264	1,098,353
Accumulated other comprehensive loss	(867)	(1,274)
Accumulated deficit	(1,060,073)	(1,044,610)
Total Cerus Corporation stockholders' equity	49,509	52,650
Noncontrolling interest	792	794
Total liabilities and stockholders' equity	$185,496	$197,748

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product revenue	$45,079	$38,853	$83,444	$69,827
Cost of product revenue	20,413	17,515	37,506	31,202
Gross profit on product revenue	24,666	21,338	45,938	38,625
Government contract revenue	5,440	8,875	10,470	16,377
Operating expenses:
Research and development	14,969	19,184	29,451	36,568
Selling, general and administrative	18,973	20,541	38,772	42,092
Restructuring	—	2,128	—	2,128
Total operating expenses	33,942	41,853	68,223	80,788
Loss from operations	(3,836)	(11,640)	(11,815)	(25,786)
Non-operating expense, net:
Foreign exchange (loss) gain	(77)	49	68	(144)
Interest expense	(2,330)	(2,181)	(4,564)	(3,793)
Other income, net	412	539	864	926
Total non-operating expense, net	(1,995)	(1,593)	(3,632)	(3,011)
Loss before income taxes	(5,831)	(13,233)	(15,447)	(28,797)
(Benefit from) provision for income taxes	(56)	98	18	175
Net loss	(5,775)	(13,331)	(15,465)	(28,972)
Net loss attributable to noncontrolling interest	—	(56)	(2)	(78)
Net loss attributable to Cerus Corporation	$(5,775)	$(13,275)	$(15,463)	$(28,894)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.03)	$(0.07)	$(0.08)	$(0.16)
Weighted average shares outstanding:
Basic and diluted	184,982	180,611	183,536	179,449

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(5,775)	$(13,331)	$(15,465)	$(28,972)
Other comprehensive (loss) income
Foreign currency translation adjustment	(3)	(98)	(11)	(98)
Unrealized gains (losses) on available-for-sale investments, net of taxes	258	(94)	418	452
Comprehensive loss	(5,520)	(13,523)	(15,058)	(28,618)
Comprehensive loss attributable to noncontrolling interest	—	(56)	(2)	(78)
Total comprehensive loss attributable to Cerus Corporation	$(5,520)	$(13,467)	$(15,056)	$(28,540)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2023	181,248	$181	$1,098,353	$(1,274)	$(1,044,610)	$794	$53,444
Issuance of common stock from vesting of restricted stock units and ESPP purchases	3,565	4	397	—	—	—	401
Stock-based compensation	—	—	5,855	—	—	—	5,855
Other comprehensive income	—	—	—	152	—	—	152
Net loss	—	—	—	—	(9,688)	(2)	(9,690)
Balances as of March 31, 2024	184,813	$185	$1,104,605	$(1,122)	$(1,054,298)	$792	$50,162
Issuance of common stock from vesting of restricted stock units	388	—	(19)	—	—	—	(19)
Stock-based compensation	—	—	5,678	—	—	—	5,678
Other comprehensive income	—	—	—	255	—	—	255
Net loss	—	—	—	—	(5,775)	—	(5,775)
Balances as of June 30, 2024	185,201	$185	$1,110,264	$(867)	$(1,060,073)	$792	$50,301

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2022	177,582	$177	$1,077,341	$(2,787)	$(1,007,121)	$952	$68,562
Issuance of common stock from vesting of restricted stock units and ESPP purchases	2,890	3	423	—	—	—	426
Stock-based compensation	—	—	5,669	—	—	—	5,669
Other comprehensive income	—	—	—	546	—	—	546
Net loss	—	—	—	—	(15,619)	(22)	(15,641)
Balances as of March 31, 2023	180,472	$180	$1,083,433	$(2,241)	$(1,022,740)	$930	$59,562
Issuance of common stock from vesting of restricted stock units	237	1	(70)	—	—	—	(69)
Stock-based compensation	—	—	5,720	—	—	—	5,720
Other comprehensive loss	—	—	—	(192)	—	—	(192)
Net loss	—	—	—	—	(13,275)	(56)	(13,331)
Balances as of June 30, 2023	180,709	$181	$1,089,083	$(2,433)	$(1,036,015)	$874	$51,690

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended
	June 30,
	2024	2023
Operating activities
Net loss	$(15,465)	$(28,972)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,111	1,275
Stock-based compensation	11,533	11,389
Non-cash operating lease cost	1,228	1,058
Net loss on sale of available-for-sale securities	5	46
Unrealized gain on investments	(110)	(115)
Loss on disposal of fixed assets	3	—
Impairment charges for facilities consolidation	—	205
Non-cash interest expense	205	199
Foreign currency remeasurement gain	(161)	(1,030)
Changes in operating assets and liabilities:
Accounts receivable	11,619	12,164
Inventories	6,278	(11,345)
Prepaid and other assets	(1,038)	230
Accounts payable	(6,821)	6,533
Accrued liabilities and other non-current liabilities	(5,121)	(9,905)
Deferred revenue	(906)	772
Net cash provided by (used in) operating activities	2,360	(17,496)
Investing activities
Capital expenditures	(1,140)	(1,968)
Purchases of investments	(13,096)	(2,351)
Proceeds from maturities and sale of investments	8,575	5,002
Net cash (used in) provided by investing activities	(5,661)	683
Financing activities
Net proceeds from equity incentives	441	492
Net costs from public offerings	(65)	(137)
Net (payment on) proceeds on revolving line of credit	(1,218)	1,633
Proceeds from loans	5,000	—
Debt issuance costs	—	(100)
Net cash provided by financing activities	4,158	1,888
Effect of exchange rates on cash, cash equivalents, and restricted cash	(106)	(5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	751	(14,930)
Cash, cash equivalents, and restricted cash, beginning of period	13,359	37,358
Cash, cash equivalents, and restricted cash, end of period	$14,110	$22,428

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation, its subsidiary, and its variable interest entity in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance, after elimination of all intercompany accounts and transactions (together with Cerus Corporation, hereinafter “Cerus” or the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any future periods.

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

The Company receives funding under its U.S. government contracts that support research and development of defined projects. The Biomedical Advanced Research and Development Authority (“BARDA”) and the U.S. Food and Drug Administration (“FDA”) contracts generally provide for reimbursement of approved costs incurred under the terms of the contracts. Revenue related to the cost reimbursement provisions is recognized as the qualified direct and indirect costs on the projects are incurred. The Department of Defense (“DoD”) contract provides for payments upon completion of each milestone. Revenue from the DoD contract is recognized on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs over the performance period of the agreement. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. The Company invoices under its U.S. government contracts using the provisional rates in the government contracts and thus is subject to future audits at the discretion of the government. The Company believes that government contract revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. However, these audits could result in an adjustment to government contract revenue previously reported, which adjustments could be potentially significant. Costs incurred related to services performed under the contracts are included as a component of research and development or selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contracts.

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and six months ended June 30, 2024 and 2023, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product revenue:
North America	$30,796	$24,477	$56,269	$41,094
Europe, Middle East and Africa	13,725	13,533	26,439	27,561
Other	558	843	736	1,172
Total product revenue	$45,079	$38,853	$83,444	$69,827

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally require payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration is estimated to be unconditional. The Company's conditional rights to the consideration are recorded as contract assets. As of June 30, 2024, the Company had $0.8 million of contract assets related to the DoD included in the “Prepaid and other current assets” on the Company’s condensed consolidated balance sheets. The Company had no contract assets as of December 31, 2023.

Contract liabilities mainly consist of deferred revenue related to maintenance services, unshipped products, and uninstalled illuminators, or receivables from customers that are not yet recognized as revenue. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the contractual service period. The Company applies an optional exemption to not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less. As of June 30, 2024, the Company had no contract liabilities. As of December 31, 2023, the Company had $1.5 million of contract liabilities related to the DoD included in “Deferred revenue” on the Company’s condensed consolidated balance sheets.

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of June 30, 2024 and December 31, 2023, $2.9 million and $2.6 million, respectively, were included in “Other assets” on the Company’s condensed consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of June 30, 2024 and December 31, 2023, $3.0 million and $2.8 million, respectively, were included in “Other non-current liabilities” on the Company's condensed consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income, net”, on the Company’s condensed consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of June 30, 2024 and December 31, 2023, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of June 30, 2024 and December 31, 2023, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At June 30, 2024, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had one and three customer(s) that accounted for more than 10% of the Company’s outstanding accounts receivable at June 30, 2024 and December 31, 2023, respectively. These customers cumulatively represented approximately 37% and 51% of the Company’s outstanding trade receivables at June 30, 2024 and December 31, 2023, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At June 30, 2024 and December 31, 2023, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain components for the illuminators. Platelet and plasma systems’ disposable kits generally expire no later than 24 months from the date of manufacture. In the U.S., until the Company is able to generate data satisfactory to the FDA regarding the stability of the disposable kits for the platelet system using a component manufactured with a new solvent, the shelf life for our platelet kits will be limited to 12 months. Illuminators and individual components do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Non-current inventories” in the condensed consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s condensed consolidated statements of operations. The Company had $0.7 million recorded for potential obsolete, expiring or unsalable product at both June 30, 2024 and December 31, 2023.

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

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and six months ended June 30, 2024 and 2023, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2024 and 2023 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted average number of anti-dilutive potential shares:
Stock options	12,967	14,888	13,493	15,164
Restricted stock units	14,896	11,572	13,708	10,389
Employee stock purchase plan rights	35	—	212	139
Total	27,898	26,460	27,413	25,692

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at June 30, 2024 and December 31, 2023.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at June 30, 2024 (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$1,641	$—	$—	$—	$1,641
United States government agency securities	23,668	12	(210)	—	23,470
Corporate debt securities	32,668	—	(232)	—	32,436
Mortgage-backed securities	3,227	—	(341)	—	2,886
Total available-for-sale securities	$61,204	$12	$(783)	$—	$60,433

The following is a summary of available-for-sale securities at December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$5,062	$—	$—	$—	$5,062
United States government agency securities	19,652	16	(314)	—	19,354
Corporate debt securities	32,395	3	(638)	—	31,760
Mortgage-backed securities	3,347	7	(263)	—	3,091
Total available-for-sale securities	$60,456	$26	$(1,215)	$—	$59,267

Available-for-sale securities at June 30, 2024 and December 31, 2023, consisted of the following by contractual maturity (in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$40,309	$39,954	$42,598	$41,789
Greater than one year and less than five years	20,895	20,479	17,858	17,478
Total available-for-sale securities	$61,204	$60,433	$60,456	$59,267

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$6,180	$(8)	$23,967	$(224)	$30,147	$(232)
United States government agency securities	3,492	(17)	14,407	(193)	17,899	(210)
Mortgage-backed securities	—	—	2,691	(341)	2,691	(341)
Total	$9,672	$(25)	$41,065	$(758)	$50,737	$(783)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$1,466	$(12)	$29,647	$(626)	$31,113	$(638)
United States government agency securities	4,855	(25)	10,991	(289)	15,846	(314)
Mortgage-backed securities	242	(1)	2,647	(262)	2,889	(263)
Total	$6,563	$(38)	$43,285	$(1,177)	$49,848	$(1,215)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and six months ended June 30, 2024 and 2023, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The gross realized gains or losses from the sale or maturity of available-for-sale investments were de minimis for all periods presented.

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

The Company classifies instruments in Level 3 if one or more significant inputs or significant value drivers are unobservable. The Company did not have any Level 3 investments as of June 30, 2024 or December 31, 2023.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at June 30, 2024 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$1,641	$1,641	$—	$—
United States government agency securities	Short-term investments	23,470	—	23,470	—
Corporate debt securities	Short-term investments	32,436	—	32,436	—
Mortgage-backed securities	Short-term investments	2,886	—	2,886	—
Total short-term investments		$60,433	$1,641	$58,792	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2023 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$5,062	$5,062	$—	$—
United States government agency securities	Short-term investments	19,354	—	19,354	—
Corporate debt securities	Short-term investments	31,760	—	31,760	—
Mortgage-backed securities	Short-term investments	3,091	—	3,091	—
Total short-term investments		$59,267	$5,062	$54,205	$—

The Company did not have any transfers among fair value measurement levels during the three and six months ended June 30, 2024 and 2023.

Note 3. Inventories

Inventories at June 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$10,397	$13,680
Work-in-process	23,498	20,668
Finished goods	19,196	25,021
Total inventories	53,091	59,369
Less: non-current inventories	16,801	19,501
Total current inventories	$36,290	$39,868

Non-current inventories primarily consists of raw materials and work-in-process.

Note 4. Accrued Liabilities

Accrued liabilities at June 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation and related costs	$8,529	$11,822
Accrued professional services	3,518	3,139
Other accrued expenses	3,001	4,264
Total accrued liabilities	$15,048	$19,225

Note 5. Debt

Debt at June 30, 2024, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$65,000	$(160)	$64,840
Revolving Loan	18,782	—	18,782
Total debt	83,782	(160)	83,622
Less: current portion	18,782	—	18,782
Non-current portion	$65,000	$(160)	$64,840

Debt at December 31, 2023, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$60,000	$(204)	$59,796
Revolving Loan	20,000	—	20,000
Total debt	80,000	(204)	79,796
Less: current portion	20,000	—	20,000
Non-current portion	$60,000	$(204)	$59,796

Principal, interest and fee payments on the Term Loan Credit Agreement (as defined below) at June 30, 2024, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2024	$—	$4,024	$4,024
2025	—	8,026	8,026
2026	24,375	7,020	31,395
2027	32,500	3,175	35,675
2028	8,125	1,469	9,594
Total	$65,000	$23,714	$88,714

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

Tranche 1, Tranche 2, Tranche 3, and Tranche 4, each bear interest at a floating rate equal to the sum of the Term SOFR rate (subject to a floor of 1.00%) plus 6.50%. The proceeds from Tranche 3 and Tranche 4 are expected to be used for working capital and general corporate purposes. Interest on each term loan advance is due and payable monthly in arrears. Interest only payments are due for the first 36 months, and the remaining payments are due over the remaining 24 months. The interest only payment period can be extended for 12 months upon achievement of a specified trailing 12 month net revenue target. The interest rate at June 30, 2024 is approximately 12.2%.

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

As of June 30, 2024 and December 31, 2023, the Company had borrowed $18.8 million and $20.0 million under the Revolving Loan Credit Agreement and the Prior Revolving Loan Credit Agreement, respectively, which is included in “Debt – current” in the Company's condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at June 30, 2024. Additionally, the Company’s obligations under both agreements are secured by a security interest in substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash payments for operating leases	$1,820	$1,810
Right-of-use assets obtained in exchange for operating lease obligations	140	245

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term	5.1 years	5.4 years
Weighted-average discount rate	8.6%	8.5%

Future minimum non-cancelable payments under operating leases as of June 30, 2024, were as follows (in thousands):

Operating Leases
2024	$1,802
2025	3,310
2026	3,158
2027	3,452
2028	3,254
Thereafter	4,172
Total future lease payments	$19,148
Less imputed interest	4,078
Present value of lease liabilities (1)	$15,070

(1) Lease liabilities include those operating leases that we plan to sublease as a part of our facilities consolidation restructuring efforts.

The operating lease expense for the three and six months ended June 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease expense	$1,000	$945	$1,964	$1,718

As of June 30, 2024, the Company had no leases that have not yet commenced.

Note 7. Commitments and Contingencies

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of June 30, 2024, the Company had $24.9 million of short-term purchase commitments and $5.9 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

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

During the six months ended June 30, 2024, no shares of the Company’s common stock were sold under the Sales Agreement or the Amended Sales Agreement. At June 30, 2024, the Company had approximately $96.8 million of common stock available to be sold under the Amended Sales Agreement.

Note 9. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan, eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. In June 2024, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 2.0 million shares. At June 30, 2024, the Company had 2.6 million shares available for future issuance.

2008 Equity Incentive Plan

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors. The Company currently grants equity awards from one plan, the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allows for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12.0 million shares. In June 2023, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.0 million shares. Effective upon the approval of the 2024 Plan by the Company's stockholders at the Company's annual meeting of stockholders on June 5, 2024, no additional awards will be granted under the Amended 2008 plan. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally required options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock awards granted under the Amended 2008 Plan were limited to 500,000 shares of common stock per recipient per calendar year. Performance-based cash awards granted under the Amended 2008 Plan were limited to $1.0 million per recipient per calendar year. At June 30, 2024, 2.6 million shares of performance-based stock awards were outstanding.

2024 Equity Incentive Plan

In June 2024, the Company’s stockholders approved the 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan is intended as the successor to and continuation of the Amended 2008 Plan. No additional awards will be granted under the Amended 2008 Plan. The shares remaining available for grant under the Amended 2008 Plan as of the effective date of the 2024 Plan, plus an additional 5.0 million shares of common stock are available for grant and issuance under the 2024 Plan. In addition, the following shares of common stock subject to any outstanding award granted under either the 2008 Plan or the Cerus Corporation Inducement Plan will become available for grant and issuance under the 2024 Plan: (i) any shares subject to such award that on or following the effective date of the 2024 Plan are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) any shares subject to such award that on or following the effective date of the 2024 Plan are not issued because such award is settled in cash; and (iii) any shares issued pursuant to such award that on or following the effective date of the 2024 Plan are forfeited back to or repurchased by us because of a failure to vest.

At June 30, 2024, the Company had approximately 26.5 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the 2024 Plan, of which approximately 12.8 million shares and 13.7 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 12.5 million shares were available for future issuance under the 2024 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2023	14,515	$5.20
Granted	—	—
Exercised	—	—
Forfeited/canceled	(1,726)	6.02
Balance at June 30, 2024	12,789	5.09

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	10,686	$3.74
Granted (1)	7,285	2.15
Vested (1)	(3,683)	4.22
Forfeited (1)	(576)	3.09
Balance at June 30, 2024	13,712	2.79

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

Note 10. Income Taxes

The Company recorded income tax benefit of less than $0.1 million for the three months ended June 30, 2024 and income tax expense of $0.1 million during the three months ended June 30, 2023, primarily related to the operating activities of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of less than $0.1 million during the six months ended June 30, 2024, and $0.2 million during the six months ended June 30, 2023, primarily related to the operating activities of the Company’s Cerus Europe B.V. subsidiary.

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

The agreement with BARDA and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In September 2023, BARDA committed an additional $3.5 million raising the committed funding to up to $185.5 million as of June 30, 2024. However, the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, was reduced by $8.8 million and would bring the total funding opportunity to $270.2 million through September 2026. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for up to $1.4 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time. As of June 30, 2024 and December 31, 2023, $1.8 million and $5.6 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to BARDA.

In September 2020, the Company entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total contract value is $11.1 million. As of June 30, 2024 and December 31, 2023, $0.6 million and $0.5 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to FDA.

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

As of June 30, 2024, $0.8 million of unbilled amount was included in “Prepaid and other current assets” on the Company’s condensed consolidated balance sheets. As of December 31, 2023, $3.7 million of billed amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the DoD contract. The Company had no contract liabilities as of June 30, 2024. As of December 31, 2023, $1.5 million was included in “Deferred revenue” as contract liabilities on the Company’s condensed consolidated balance sheets related to the DoD contract.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
American Red Cross	36%	39%	36%	36%
Établissement Français du Sang	11%	12%	13%	13%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of results that may occur in future periods.

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

The platelet system is approved by the FDA in the U.S. for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in 100% plasma or InterSol in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and as an alternative to gamma irradiation for prevention of transfusion-associated graft versus host disease or TA-GVHD. The plasma system is approved by the FDA in the U.S. for ex vivo preparation of pathogen-reduced, whole blood derived or apheresis plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion, and as an alternative to gamma irradiation for prevention of TA-GVHD. Outside of the U.S., we have received CE Certificates of Conformity issued by our Notified Body in accordance with the European Union Medical Devices Regulation 2017/745, or MDR, for the platelet system and the plasma system and affixed the CE Mark to these products.

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application for conformity assessment to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system in December 2018 under the Medical Device Directive 93/42/EEC, or MDD, and in June 2021, we completed the resubmission of our application under the MDR. We cannot predict with certainty when, if ever, a decision concerning certification will actually occur. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q for additional information with respect timing of the ultimate decision on our CE Certificate of Conformity application. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. We also recently announced positive topline results from a Phase 3 clinical trial in the U.S., known as the ReCePI study, that was designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. We announced that the ReCePI study met its primary efficacy endpoint, demonstrating non-inferiority for INTERCEPT RBCs compared to conventional RBCs as measured by the incidence of acute kidney injury (AKI) following transfusion of study RBCs. We continue to believe that we will need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. We anticipate initiating a modular PMA application to the FDA in the second half of 2025, with the final PMA module submission planned for the second half of 2026, upon the anticipated completion of the RedeS clinical trial. In part, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, if we are unable to enroll a sufficient number of patients for the RedeS study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system, including the potential for additional Phase 3 clinical trials beyond what we are currently contemplating. We must also demonstrate to the FDA an ability to define, test and meet acceptable specifications for our current manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can initiate our planned modular PMA application submission to and seek regulatory approval of the red blood cell system from the FDA.

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

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. We commercialize and sell finished IFC made by our manufacturing blood center partners directly to hospitals and indirectly through certain blood centers. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete its process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before we or they can sell finished IFC in interstate commerce. While four of our manufacturing partners received their Biologics License Application, or BLAs, from CBER, we plan to continue working with our other U.S.-based blood centers manufacturing partners to support their licensure applications and any further delay in obtaining these licenses would adversely impact the nationwide availability of IFC in the U.S. In addition, we have also entered into certain agreements with blood centers who will purchase the finished IFC from us to sell to their hospital customers, and with blood center and blood center affiliate organizations to sell INTERCEPT Blood System for Cryoprecipitation kits to produce finished IFC for their own sales efforts to hospitals. However, until we sell sufficient INTERCEPT Blood System for Cryoprecipitation kits to blood center affiliate organizations, expand the number of manufacturing partners producing IFC for us, or more of our manufacturing partners for IFC receive approval of their BLAs, our IFC sales will be limited.

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

See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding the 2022 Agreement with Fresenius.

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

This agreement with BARDA provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of June 30, 2024, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the Base Period, and under exercised option periods, or Option Periods, in an aggregate amount of up to $185.5 million. If we satisfy subsequent milestones and BARDA were to exercise additional Option Periods, the total funding opportunity under the BARDA agreement (inclusive of the committed funding amounts as of June 30, 2024) could reach up to $270.2 million through September 2026. If exercised by BARDA in its sole discretion, each subsequent Option Period would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. If certain additional Option Periods are exercised by BARDA, we will be responsible for up to $1.4 million of co-investment. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding the agreement with BARDA.

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

In September 2022, we entered into an agreement with the U.S. Department of Defense, or DoD, for the development of pathogen reduced, lyophilized cryoprecipitate to treat bleeding due to trauma. In May 2023, we entered into an amendment to the agreement with the DoD to extend the agreement to February 2027 and increased the total contract value from $9.1 million to $17.8 million. Under the agreement, we are paid upon completion of each milestone and will recognize revenue based on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs. Revenue is recorded as a percentage of the overall contract price based on the extent of progress towards completion. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding the agreement with the DoD.

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

Results of Operations

Three and six months ended June 30, 2024 and 2023

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Product revenue	$45,079	$38,853	$6,226	16%	$83,444	$69,827	$13,617	20%
Government contract revenue	5,440	8,875	(3,435)	(39%)	10,470	16,377	(5,907)	(36%)
Total revenue	$50,519	$47,728	$2,791	6%	$93,914	$86,204	$7,710	9%

Product revenue increased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily due to year-over-year sales volume growth in disposable platelet kit sales to U.S. customers. We expect product revenue for INTERCEPT disposable kits to increase in future periods driven by growth in our global platelet business due in part to increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway.

Government contract revenue decreased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily due to a decrease in revenue from BARDA in 2024 relative to the same period in the prior year. The decrease in revenue from BARDA is primarily due to the completion of the ReCePI study in the first quarter of 2024. We do not anticipate that government contracts revenue will materially increase in future periods.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Cost of product revenue	$20,413	$17,515	$2,898	17%	$37,506	$31,202	$6,304	20%

Cost of product revenue increased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, consistent with the increase in product revenue for the same comparative periods.

Our gross margin on product sales was 55% during both the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023. Margins were impacted by the mix of geographies into which products were sold, with higher U.S. kit sales over sales in other regions and, to a lesser extent product mix, with platelet kit sales representing a larger proportion of overall sales during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. Changes in our gross margin on product sales are affected by various factors, including prices of products sold, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, the mix of product sold, the mix of customers to which products are sold, and the reserves for excess and obsolete inventory. Furthermore, we may experience cost pressure due to the inflationary environment, increased transportation costs and an adverse impact on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Research and development	$14,969	$19,184	$(4,215)	(22%)	$29,451	$36,568	$(7,117)	(19%)

Research and development expenses decreased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily driven by the decreased headcount due to the reduction in force implemented in the second quarter of 2023 and the completion of the ReCePI study in the first quarter of 2024.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Selling, general and administrative	$18,973	$20,541	$(1,568)	(8%)	$38,772	$42,092	$(3,320)	(8%)

Selling, general and administrative expenses decreased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily driven by the decreased headcount due to the reduction in force implemented in the second quarter of 2023.

Restructuring

In June 2023, we began implementing a restructuring plan to pursue greater efficiency and to realign our business and strategic priorities, which included a reduction in force of our employee base. A summary of our restructuring charges for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	Change		2024	2023	Change
Restructuring	$—	$2,128	$(2,128)	100%	$—	$2,128	$(2,128)	100%

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Foreign exchange (loss) gain	$(77)	$49	$(126)	(257%)	$68	$(144)	$212	(147%)
Interest expense	(2,330)	(2,181)	(149)	7%	(4,564)	(3,793)	(771)	20%
Other income, net	412	539	(127)	(24%)	864	926	(62)	(7%)
Total non-operating expense, net	$(1,995)	$(1,593)	$(402)	25%	$(3,632)	$(3,011)	$(621)	21%

Foreign Exchange (Loss) Gain

We had foreign exchange loss during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. We had foreign exchange gain during the six months ended June 30, 2024, compared to the foreign exchange gain during the six months ended June 30, 2023. These are primarily due to foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense increased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily because we drew down $5.0 million under Tranche 3 of our Term Loan Credit Agreement in March 2024, and due to the increase in interest rates on our Term Loan. Should interest rates continue to increase, the rates that we are obligated to pay under our credit agreements would likely increase, potentially leading to higher interest expense.

Other Income, net

Other income, net decreased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
(Benefit from) provision for income taxes	$(56)	$98	$(154)	(157%)	$18	$175	$(157)	(90%)

The tax benefit and expenses were primarily a result of our Cerus Europe B.V. subsidiary’s activities.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of June 30, 2024 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2024.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of June 30, 2024 and December 31, 2023, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$12,402	$11,647
Short-term investments	58,792	54,205
Restricted cash	1,708	1,712
Total	$72,902	$67,564

Cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of June 30, 2024 and December 31, 2023, we had the following indebtedness (in thousands):

	June 30, 2024	December 31, 2023
Debt – current	$18,782	$20,000
Debt – non-current	64,840	59,796
Total	$83,622	$79,796

Operating Activities

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Net cash provided by (used in) operating activities	$2,360	$(17,496)

We had net cash provided by operating activities for the six months ended June 30, 2024 compared to net cash used in operating activities during the same period in 2023. The change was primarily related to the increase in product sales, the decrease in inventory related purchases, and the timing of cash collections and payments, during the six months ended June 30, 2024, compared to the same period in 2023.

Investing Activities

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Net cash (used in) provided by investing activities	$(5,661)	$683

We had net cash used in investing activities for the six months ended June 30, 2024 compared to net cash provided by investing activities during the same period in 2023. The change was primarily due to higher purchases of investments during the six months ended June 30, 2024, compared to the same period in 2023.

Financing Activities

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Net cash provided by financing activities	$4,158	$1,888

The increase in net cash provided by financing activities for the six months ended June 30, 2024, was primarily due to proceeds from the Term Loan Credit Agreement during the first quarter of 2024 offset by payments related to the Revolving Loan Credit Agreement during the six months ended June 30, 2024 compared to a draw under the Revolving Loan Credit Agreement during the six months ended June 30, 2023.

Working Capital

(in thousands)	June 30, 2024	December 31, 2023
Working capital	$81,146	$78,392

Working capital increased as of June 30, 2024, compared to December 31, 2023, primarily due to proceeds from increased product sales and collections and net decreases in the combined total of our accounts payable and accrued liabilities as a result of the timing of payments to our vendors. Contract liabilities related to DoD of $1.5 million as of December 31, 2023 are excluded from working capital.

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

In March 2023, we entered into an amendment to our Sales Agreement under which we may issue and sell up to $96.8 million of our common stock through or to Cantor Fitzgerald & Co. or Stifel, Nicolaus & Company, Incorporated, as sales agent or principal. During the three- and six-month periods ended June 30, 2024, we did not sell shares of our common stock under the Amended Sales Agreement.

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

We did not have any off-balance sheet arrangements as of June 30, 2024.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three and six months ended June 30, 2024 and 2023, respectively. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2024, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended June 30, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Adverse market and economic conditions may exacerbate certain risks affecting our business.
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
•
support blood center manufacturing partners in obtaining Biologics License Application, or BLAs, for the sale of INTERCEPT-treated products into interstate commerce;
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

Market adoption of our products is also affected by blood center and healthcare facility budgets and the availability of coverage and adequate reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the federal and, in some cases, state levels, regulators, healthcare facilities and third-party payors to keep healthcare costs down, which may limit the adoption or continued use of technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third-party payors for health care services and may never be covered. In addition, the costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third-party payors, the costs and expenses specific to the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. Governmental or third-party payors may change reimbursement rates, year-over-year, or in reaction to submitted claims for reimbursement of costs and expenses related to blood components treated with INTERCEPT. If the costs to the hospital for INTERCEPT processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, or if reimbursement rates are insufficient or decreased in any given year for blood components treated with INTERCEPT, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products. In addition, even if we are able to achieve market acceptance in the U.S. or newly commercialized markets, we have provided and may in the future provide adoption incentives which may negatively impact our reported sales.

We are exposed to risks associated with the highly concentrated market for the INTERCEPT Blood System.

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. Our ability to gain and maintain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT-treated blood components by the American Red Cross. The American Red Cross is a large organization. Given the large relative size of the American Red Cross, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. Furthermore, should the American Red Cross order our products on an inconsistent basis, either by increasing or reducing overall utilization of the INTERCEPT Blood System or by building or depleting inventory levels they hold, our results of operations will be difficult to predict and may fall short of investor expectations. The American Red Cross or other customers may impose business continuity requirements or Environmental, Social and Governance requirements to its suppliers. Should the American Red Cross or other customers impose such requirements to our business, we may be unable to satisfy the requirements without significant disruption to our operations and incurrence of costs, if at all.

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

In addition, while we believe that IFC has many advantages over competitors, traditional cryoprecipitate and fibrinogen concentrates are well established within hospital use. Even if we are able to generate compelling data regarding the use of IFC over other products or traditional cryoprecipitate, hospitals may not perceive the advantage of IFC over the competing products and we may be ineffective in selling biological agents directly to hospitals or be unable to demonstrate the economic or patient advantages to customers relative to the competitors. Further, competitors may have more experience marketing and selling products directly to hospitals and may try to impede the marketability of our products. If additional BLAs are delayed or are never issued to our manufacturing partners, we may not have enough production capacity to supply demand, especially in states outside of the home states of our manufacturing partners. A byproduct of producing IFC is pathogen reduced cryoprecipitate poor plasma. If we are unable to find a commercial outlet for pathogen reduced cryoprecipitate poor plasma, we will continue to incur costs to discard the byproduct, which negatively impact our operating results.

If competitors receive regulatory approval sooner or less costly than we are able to, the marketability of our products in those geographies will be at a disadvantage. Regulators may not apply the same criteria for our products or competitive products which may require us to incur additional costs, delay approval decisions, if ever, or provide a competitor with a market advantage over our products.

Our platelet and plasma products and product candidates are not compatible with some collection, production and storage methods or combinations thereof. Further, blood centers using INTERCEPT must have access to those certain devices, blood bags, assays or platelet additive solutions that are compatible with our products.

The equipment and materials used to collect platelets vary by manufacturer and by geographic region. Platelets may be collected from a single donor by apheresis using an automated collection machine. Apheresis devices currently used in the U.S. and European markets differ, among other characteristics, in their ability to collect platelets in reduced volumes of plasma. Platelet collection device manufacturers may need to modify device collection parameters or software before a prospective customer could use INTERCEPT. If these manufacturers are not cooperative or are resistant to assist their customers or do not assist with making such modifications, the potential market for our products may be limited. Platelet concentrates may also be prepared from whole blood by pooling together platelets from multiple donors. There are two commonly used methods for preparing whole blood platelets: the buffy coat method, which is used extensively in Europe, and the pooled random donor method, which is used in the U.S., though it represents the minority of collections. Outside of the U.S., our platelet systems are used to treat both apheresis and buffy coat collected platelets. Although there is currently a shortage of platelets in the U.S., until buffy coat platelets are accepted by the FDA, use of our platelet system in the U.S. will be limited to apheresis collected platelets. Our platelet system is designed to work with platelets collected and stored in storage solutions, called InterSol and SSP+, and for platelets suspended in 100% plasma. Fresenius is the exclusive manufacturer of InterSol and MacoPharma of SSP+, both widely-used PAS. Many of our customers and prospective customers use InterSol or SSP+ in connection with INTERCEPT treatment. Similarly, some of our customers combine multiple platelet or plasma components before treating the combined product with INTERCEPT. Further, blood centers using INTERCEPT must have access to those certain devices, blood bags, assays or platelet additive solutions that are compatible with our products. In the past, we have learned of concerns about manufacturers’ ability to provide an uninterrupted supply of PAS solutions to our blood center customers. Should such a supply disruption occur, our customer’s ability to treat platelets using INTERCEPT may be negatively impacted or may require us to secure approval for and supply PAS, for which we do not currently have regulatory approval.

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

We are currently conducting multiple clinical trials for our products and product candidates and plan to commence additional clinical trials of our products and product candidates in the future. We cannot be certain that the design or conduct of, or data collected from, these trials will be sufficient to support FDA approval, a CE Certificate of Conformity prior to affixing a CE Mark or any other regulatory approvals outside the U.S. If we fail to produce positive results in our ongoing or planned clinical trials, the development timeline and regulatory approval and commercialization prospects for our products and our product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, extreme weather or other natural forces, terrorist activity or general concerns over employee safety. For example, we experienced delays in our RedeS and ReCePI studies related to the COVID-19 pandemic. In addition, some clinical sites for the RedeS study are located in areas that are subject to disruption by severe weather such as flooding, hurricanes or other natural forces such as earthquakes, which have delayed enrollment and progress of the RedeS study in the past. In addition, our ReCePI study in complex cardiovascular surgery patients enrollment was slower due to a variety of factors including low frequency of administering red blood cells to the patient population and reticence to participate in research studies. If we are unable to enroll a sufficient number of patients for the RedeS study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system, including the potential for additional Phase 3 clinical trials beyond what we are currently contemplating. In any event, we cannot be certain that further delays in the RedeS study or other clinical trials will not occur.

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

In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations, other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies or Notified Bodies may require us to perform additional clinical trials before delivering a CE Certificate of Conformity or approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. We must also demonstrate to the FDA an ability to define, test, and meet acceptable specifications for our current manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can initiate our planned modular PMA application submission to and seek regulatory approval of the red blood cell system from the FDA. This may require that we can demonstrate stability of our active compounds manufactured under the FDA’s cGMP regulations and similar requirements outside of the U.S. to meet release specifications. Our contracted manufacturer has had a history of failure in manufacturing the active compound of the red blood cell system. If we are unable to demonstrate an ability to manufacture according to our specifications under cGMP or similar requirements outside of the U.S. with acceptable stability data, we may be unable to satisfy regulatory questions and requirements which could prevent or delay the potential approval of or our ability to commercialize the red blood cell system. In addition, existing lots of these red blood cell compounds manufactured under cGMP may be dispositioned by regulators or ourselves as unsuitable for clinical use which would impact our ability to produce INTERCEPT-treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our BARDA contract.

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

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for conformity assessment and a CE Certificate of Conformity related to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. The Notified Body has reviewed all four modules of our application for CE Certificate of Conformity of the red blood cell system, though delays can occur for multiple reasons, including due to questions on our application for a CE Certificate of Conformity or workload for the Notified Body. Furthermore, the Dutch Medicines Evaluation Board, or CBG, the competent authority for our red blood cell product, has reviewed the relevant sections of our submission and have asked numerous questions. We cannot predict with certainty, when, if ever, our answers to those questions and the required data will support a decision concerning certification. In addition, CBG has asked TÜV SÜD to assess the need for consultation of additional substances contained with the INTERCEPT RBC Processing Set (Processing Solution and SAG-M Storage Solution). Should an assessment of the storage solution be required, we may see a delay in the decision concerning certification beyond our expected timing of the second half of 2024. In addition, we are currently in discussions with our sole supplier of key components of the red blood cell system with respect to a dispute over its willingness to continue to supply us with such components, without changes, throughout the application process for our CE Certificate of Conformity. Because our CE Certificate of Conformity application under the new MDR for the red blood cell system is specific to this supplier’s existing manufacturing site and manufacturing processes, if we are unable to reach satisfactory resolution of this dispute, or if this supplier is otherwise unable or unwilling to supply us with these components using its existing manufacturing site and manufacturing processes, any decision on our CE Certificate of Conformity application would be impacted and could be delayed beyond our current expectations, and we may be required to engage and validate a new supplier for these components, which would substantially delay the timing of a decision on our CE Certificate of Conformity application, perhaps indefinitely. We continue to work with our supplier to ensure preparedness for an inspection to support conformity assessment and the CE Certificate of Conformity and future commercial manufacturing in the event of grant of our CE Certificate of Conformity application. However, the timing of the ultimate decision on our CE Certificate of Conformity application and the related timing at which we may be able to affix the CE Mark to our product, could impact our current supplier's willingness to continue to supply us with these components, and could hasten our plans to engage and validate a new supplier of these key components, which will be costly and time-consuming. We cannot predict with certainty when we may receive a decision on our CE Certificate of Conformity application, if ever. We will need to resolve this dispute, including our current supplier’s willingness to continue to supply us with these components using its existing manufacturing site and manufacturing processes throughout our CE Certificate of Conformity application and afterwards, if obtained, or alternatively, the engagement and validation of a new supplier of these key components, and in any event will be based on questions about our application for conformity assessment and a CE Certificate of Conformity and the timing of the responses, and we cannot predict with certainty when we may receive an decision, if ever. Moreover, we do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to support a CE Certificate of Conformity, even if limited to a target patient population having chronic anemia. Furthermore, we do not yet know if the clinical data we have generated will be sufficient to satisfy the stricter standards imposed by the MDR. If such data is deemed insufficient, we may need to generate additional safety data in clinical trials to satisfy the MDR standards. We will likely need to generate additional safety and efficacy data in order to achieve broad label claim or market acceptance. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. These data may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals or certification in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval, certification and market acceptance will need to be resolved prior to the initiation of further clinical trials.

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

Any modifications to the platelet, plasma or cryoprecipitation systems could be determined to significantly affect their safety or effectiveness, including significant design and manufacturing changes, or determined to constitute a major change in their intended use, manufacture, design, components, or technology which would require approval of a new premarket approval application, or PMA, or PMA supplement. Further, any modification to our plasma system may have an impact on the cryoprecipitation system, which may similarly require approval of a new PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new submissions or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, we are redesigning the illuminators used in the platelet and plasma systems and may need to further redesign the illuminator. We will need to obtain regulatory approval of any future redesign of the illuminator before it can be commercialized. The FDA may require a new PMA for our platelet and plasma systems or cryoprecipitation for use with our new LED based illuminator. Generating data from the new illuminator may be time consuming, expensive or unsuccessful. In addition, in order to address the entire market in the U.S., customers will need to change their operating practices to conform to our product specifications or we will need to obtain approval for additional configurations of the platelet system, as discussed in greater detail above under “Risks Related to Our Business and Industry—Our platelet and plasma products and product candidates are not compatible with some collection, production and storage methods or combinations thereof.” Should we decide not to pursue or otherwise fail to obtain FDA and foreign regulatory approvals of any new configurations, our ability to generate product revenue from sales of the platelet system may be impaired and our growth prospects may be materially and adversely affected.

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
•
the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections; and
•
foreign, or U.S. state or local law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; laws that require device and biologics companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government or otherwise restrict payments that may be made to healthcare providers; laws that require device and biologics manufacturers and distributors to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the U.S., the California Consumer Privacy Act of 2018, or CCPA, gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive details about how their personal information is used and shared. These create an additional burden on us, as do the restrictions on “sales” of personal information that allow Californians to opt-out of certain sharing of their personal information. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations and creates a private right of action for data breaches that is expected to increase data breach litigation. Similarly, the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, restricts use of certain categories of sensitive personal information; further restricts the use of cross-contextual advertising techniques; establishes restrictions on the retention of personal information; expands the types of data breaches subject to the private right of action; and establishes the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. Other states have also enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and also became effective in 2023. We are or may become subject to new, additional, different or changed data privacy laws, at the state or other levels of government, and correspondingly the risk of enforcement action against us could increase because we have or may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

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

We anticipate that a significant portion of the funding for the development of the red blood cell system in the United States will come from our agreement with BARDA. The agreement, including its subsequent modifications, provide for reimbursement of certain expenses incurred by us for up to approximately $270.2 million to support the development of the red blood cell system. However, our agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the agreement and the potential exercise of subsequent option periods. To date, BARDA has exercised approximately $185.5 million under the base period of the agreement and associated options. Accordingly, our ability to receive any of the unexercised $84.7 million in additional funding provided for under the BARDA agreement is dependent on BARDA exercising additional options under the agreement, which it may do or not do at its sole discretion. In addition, BARDA is entitled to terminate our BARDA agreement for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. We understand that the existing contract with BARDA will expire in 2026. Furthermore, activities covered under the base period and exercised options may ultimately take longer than is allowed or cost more than is covered by the BARDA contract. Exercised and unexercised options under the BARDA contract will likely require a longer performance period to complete than is remaining on our agreement; if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. In addition, should there be a temporary funding shortfall with any of the activities contemplated, we may need to cease, delay or defer completion of the activities until the funding shortfall is resolved, if ever. For example, we know that certain options are expected to run out of approved amounts under the agreement in the near-term. Should BARDA be unable to secure additional funds to support those ongoing costs timely, or at all, we will have to cease, delay, defer or pay for ongoing activities. We are uncertain how the current U.S. debt ceiling will affect BARDA funding. We have hired and maintain staffing, as well as having entered into agreements with third parties to perform activities associated with the BARDA contract. Should we be unable to fully utilize the personnel or third parties as planned, either because of BARDA funding or time limitations, or other reasons, we may be forced to bear costs that we had anticipated would be covered under the contract. Moreover, the continuation of our BARDA agreement depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate the agreement should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. The uncertainty regarding the after effects of the COVID-19 pandemic, and its impact on participating blood centers, hospitals and their patients, severe weather or other natural disaster impacts to sites enrolling our clinical trials may all negatively impact our ability to complete our clinical trials. Our ability to meet the expectations of BARDA under our contract is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreement. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreement, our ability to meet the anticipated milestones may be impaired.

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

We are reimbursed for costs and are compensated by the DoD based on achievement of stated milestones in the agreement. In order for the DoD to pay us, they must agree on the successful completion of each milestone. Should we be unsuccessful in satisfactorily completing the stated milestones or if we encounter delays or disputes with the DoD, our cash flows and anticipated results of operations will be negatively impacted.

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

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in certain regions. We rely on these distributors to obtain and maintain any necessary in-country regulatory approvals, as well as market and sell the

INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. Generally, our distribution agreements require distributors to purchase minimum quantities in a given year over the term of the agreement. Failure by our distributors to meet these minimum purchase obligations may adversely affect our financial condition and results of operations. In addition, failure by our distributors to provide an accurate forecast impacts our ability to predict the timing of product revenue and our ability to accurately forecast our product supply needs. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. For example, our distributors may fail to sell product inventory they have purchased from us to end customers or may sell competing products ahead of or in conjunction with INTERCEPT. In addition, initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. We have a finite number of illuminators that can be produced under the current approved configuration before a redesigned and approved illuminator is available. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Further, we have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. In Russia and Belarus, our illuminators and related spare parts are subject to sanctions. We have a number of installed illuminators in Russia and Belarus that require routine maintenance and replacement of spare parts in order to remain in service. We are currently permitted to supply illuminators and spare parts to service existing illuminators installed in Russia and Belarus, under certain conditions and requirements under a special license exception. If the special license exception becomes unavailable to us or if we are unable to meet the conditions and requirements under the special license exception in the future, we will be unable to sell new illuminators or provide spare parts to maintain the installed devices in Russia and Belarus, which would impact our financial results. Additionally, if new sanctions restrictions are placed on our ability to continue to support our business in Russia, Belarus, or other CIS countries, then we may decide to cease that business which would have a detrimental impact on our financial results, our reputation in those countries, and the eligibility of our Russian and Belarusian distributors to participate in public contracts.

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

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. Certain equipment used by manufacturing partners are only used to manufacture our products and are significantly aged and maintained by a limited number of vendors. Should our partners be unable to service and maintain this equipment, production volume and quality of our products may be limited. Furthermore, suppliers producing third-party components which are used by our customers and are compatible for use in combination with our products may not be available for a variety of reasons, including manufacturing problems, regulatory delays or audit deficiencies. Should that happen, customers may not be able to use our product with alternate components for which our products are compatible, which in turn, may damage our business. In addition, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits is likely to fully utilize the production capacity of our third-party manufacturer(s). Under the terms of our 2022 Agreement, Fresenius will expand manufacturing of the components and disposable sets to multiple production facilities, following qualification and licensure of such additional facilities. If Fresenius experiences any delays in the qualification and licensure for its new production facilities, then our ability to continue to grow the platelet business will be impaired and our supply and mix of platelet kits or plasma kits will be adversely impacted. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. Although we are actively evaluating alternate suppliers and have made and plan to continue making capital investments to operationalize additional sites within our existing supplier’s networks for certain components and finished kits, we do not have qualified additional sites or suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

We have purchased a last time build of our current model illuminator due to obsolescence of certain components. As a result, we will not be able to continue manufacturing the current model illuminator. We are currently developing the new illuminator which may take an extended period of time to complete and obtain regulatory approval. Until such time as we obtain approval for the redesigned illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. We may seek to obtain regulatory approval in certain geographies with the current model illuminator prior to the new model illuminator becoming available. Should regulators require cybersecurity safeguards of the current model illuminator, we may be unable to satisfy such requirements. We anticipate that we will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. We and our customers rely on the availability of spare parts and replacement components to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts or replace components during the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. We understand that components used in the current model illuminator are no longer commercially available beyond what we have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As components become unavailable or obsolete, we may be required to identify and qualify replacement components for the current model illuminator and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so.

We have signed an agreement with a supplier to produce the new redesigned illuminator. Some of the new components require long order lead times and have required that we procure the components in advance of receiving regulatory approval in order to satisfy demand for our products. While we have validated this new supplier for the redesigned illuminator, until we obtain regulatory approvals and sell our newly designed illuminator, sales of illuminators will be limited to the quantity of the current model illuminator that we have on hand. Furthermore, our ability to maintain the existing installed base of current model of illuminators is limited, in some cases, to the existing stockpiled components that we have on hand and our ability to calibrate light dose on such illuminators is limited to maintaining the bulbs required to operate a calibration station and external radiometers. Any failure to, or delays in, receiving regulatory approvals for the redesigned illuminator, or increased costs associated with mitigating any such delays, could materially and adversely affect our business, financial condition, results of operations and growth prospects and impair our sales and ability to penetrate new markets.

To meet the growing demand for our products, we are likely to invest in manufacturing capacity at existing or alternative manufacturing sites with existing and alternative suppliers, which could be costly and disruptive to our business. In order to increase and diversify manufacturing capacity, our manufacturing partners have in the past, and may in the future, require us to pay for capital investments in whole or in-part in order to offset the impact of cash flows and risk. In the event that alternate manufacturers or alternate manufacturing sites are identified and qualified, we will need to transfer know-how relevant to the manufacture of the INTERCEPT Blood System to such alternate manufacturers and manufacturing sites; however, certain of our supplier’s materials, manufacturing processes and methods are proprietary to them, which will impair our ability to establish alternate sources of supply, even if we are required to do so as a condition of regulatory approval. We may be unable to establish alternate suppliers without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review and approvals. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all. Furthermore, in order to gain access to certain markets, local or regional manufacturing may be required for certain production aspects of our products. Such requirements will require additional oversight from a quality and supply chain perspective and will potentially dilute any economies of scale we would have otherwise been able to generate from existing supplier sites.

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

The current conflict in the Middle East and impact on shipping routes may result in increased costs to ship our products via ocean and meet our supply chain requirements. Should the conflict continue or worsen, or if it begins to impact our costs or ability to secure shipping, or if we are unable to ship products and components to meet our supply chain demand, we may encounter delays, and/or have to rely on air freight which is significantly more expensive than ocean shipment.

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

With respect to the manufacture of our products, our third-party manufacturers source components and raw materials for the manufacture of the INTERCEPT processing sets. Certain of these components are no longer commercially available, are nearing end-of-life or are available only from a limited number of suppliers. We and our third-party manufacturers do not have guaranteed supply contracts with all of the raw material or component suppliers for our products, which magnify the risk of shortage and obsolescence and decreases our manufacturers’ ability to negotiate pricing with their suppliers. For example, a solvent used in the manufacture of the plastic beads for the compound adsorption devices used for our products is no longer available. Accordingly, we purchased all remaining existing material. We will need to qualify plastic beads produced with a new solvent prior to consuming available inventory levels. If we are unable to use all of the raw material produced during the final production run, or if the final material produces suboptimal results, we may require customers to modify their operating practices, or run out of material before an alternate material can be qualified. Moreover, we may be required to impair or write-off the value of any unused last-time-buy raw materials or components. Customers may object to changes in operating practices or changes to the instructions for use, and a potential negative impact on their operations as a result of the use of this material, could impair our reputation or customer acceptance of our products. Changes in environmental, safety or other regulations may require change to our products which would result in increased distraction of personnel and increased cost. For instance, certain plasticizers may be phased out. Should that occur, finding, validating and demonstrating comparability of an alternative may be time consuming and costly, if feasible at all. Any shortage or obsolescence of raw materials, components or accessories or our inability to control costs associated with raw materials, components or accessories, could increase our costs to manufacture our products. Further, if any supplier to our third-party manufacturers is unwilling or unable to provide high quality raw materials in required quantities and at acceptable prices, our manufacturers may be unable to find alternative sources or may fail to find alternative suppliers at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Furthermore, we do not yet know whether or not certain components used by blood center operators or used in the production of INTERCEPT will comply with the new standards under the MDR. Failure to comply with the new standards timely may result in a disruption to blood center operations or the manufacture of the INTERCEPT Blood System. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer, we could experience cancellations of customer orders, refusal by customers to accept deliveries or a reduction in our prices and margins to the detriment of our financial performance and results of operations.

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

As of June 30, 2024, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $83.6 million. All of our current and future assets, except for intellectual property and certain investments in subsidiaries and affiliates, are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. In addition, our failure to comply with certain financial covenants could result in the lenders obtaining a security interest in our intellectual property. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement. Unless we prepay the principal amount due or meet the requirements for and choose to extend the interest only period of the Term Loan we will be required to make principal payments beginning in April 2026 until March 1, 2028 if not repaid sooner.

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

We will need to maintain and may need to increase our competence and size in a number of functions, including sales, deployment and product support, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with U.S., EU, South American, Asian and local standards and practices, including regulatory, legal and tax requirements, some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. Currently, we, third-party suppliers and vendors and customers are experiencing an extremely tight labor market exacerbating our ability to attract and retain talent. Furthermore, a significant component of our employee compensation and retention practice involves stock-based compensation. Given the pull back in our stock price, key talent may not find our stock-based compensation to be a compelling reason to stay employed at Cerus. In 2023, we recently enacted a restructuring plan and reduced our workforce by approximately 10 percent. The absence of such employees may require us to reduce the scope of activities we planned for or result in an impact to our operations, including but not limited to our quality systems, ability to timely meet our deadlines, sufficiently service customers, adequately and timely respond to regulatory authorities and maintain an effective internal control structure, among others. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the product revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition. Furthermore, we may choose to seek alternative ways to sell or treat blood components with our products. These may include new business models, which may include selling kits to blood centers, performing inactivation ourselves, staffing blood centers or selling services or other business model changes. We have no experience with these types of business models, or the regulatory requirements or licenses needed to pursue such new business models. We cannot assure you that we will pursue such business models or if we do, that we will be successful. For example, in early 2021, we formed a joint venture with a Chinese entity with the intent to develop and commercialize blood transfusion products to enhance blood safety in the People's Republic of China. Our involvement in the joint venture may be a distraction for our management and impair our ability to successfully and timely manage our other operations. Additionally, the operations of the joint venture may require future capital infusion from us and we may never see a return from our investment in the joint venture.

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

In the past, a meaningful amount of our product revenue has come from sales to distributors for the Russian and CIS country markets, as well as Middle Eastern markets. While we believe that all patients wanting access to INTERCEPT-treated blood components should have access, Russia’s ongoing war against Ukraine and the elevated U.S. and EU sanctions imposed against Russia and Belarus has made servicing our distributors in Russia and Belarus more difficult. Additionally, the state of war between Israel and Hamas and the risk of a larger regional conflict may affect our business. We understand that certain of our products are now prohibited to be sold under U.S. sanctions against Russia. While we have received a license to continue ensuring that Russian and Belarusian patients can receive INTERCEPT products, we cannot assure you that the license will be effective for an extended period of time, if at all. Even though we obtained the license, banking restrictions have made transacting with Russian and Belarusian customers much more difficult. If these challenges persist or worsen, we may not be able to continue transacting with those customers. Furthermore, because of the severe devaluation of the Russian ruble in the currency markets, our products have become more costly for the Russian market. Should the situation persist or worsen, including additional sanctions in response to the war, we may be unable to service our Russian and Belarusian distributors. Weakness and/or instability in worldwide oil demand and/or prices, civil, political and economic disturbances and any potential spillover effect may have a negative impact on markets that we service.

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

The market price for our common stock has varied between a high of $2.59 on March 7, 2024, and a low of $1.59 on January 16, 2024, in the six-month period ended June 30, 2024. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 10, 2024, Chrystal Jensen, Chief Legal Officer and General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 50,000 shares of the Company’s stock until March 14, 2025.

On June 3, 2024, Kevin Green, Vice President, Finance and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 82,657 shares of the Company’s stock until June 3, 2025.

On June 10, 2024, Vivek Jayaraman, Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 270,000 shares of the Company’s stock until September 12, 2025.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

10.1	Cerus Corporation 2024 Equity Incentive Plan.

10.2	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 5, 2024.

10.3	Amended and Restated Non-Employee Director Compensation Policy, effective June 4, 2024.

10.4	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2024 Equity Incentive Plan.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (6)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CERUS CORPORATION

Date: August 1, 2024	/s/ Kevin D. Green
Kevin D. Green
Vice President, Finance and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)