Form 10-Q
period 2024-09-30
CERUS CORP
filed 2024-10-31
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 17, 2024, there were 185,715,415 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2024

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,575	$11,647
Short-term investments	53,990	54,205
Accounts receivable, net	24,361	35,500
Current inventories	36,538	39,868
Prepaid and other current assets	4,148	3,221
Total current assets	140,612	144,441
Non-current assets:
Property and equipment, net	7,437	8,640
Operating lease right-of-use assets	8,936	10,713
Goodwill	1,316	1,316
Restricted cash	1,634	1,712
Non-current inventories	14,811	19,501
Other assets	14,793	11,425
Total assets	$189,539	$197,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,864	$23,842
Accrued liabilities	15,879	19,225
Debt – current	18,521	20,000
Operating lease liabilities – current	2,260	2,452
Deferred revenue	1,821	2,002
Total current liabilities	54,345	67,521
Non-current liabilities:
Debt – non-current	64,847	59,796
Operating lease liabilities – non-current	12,270	13,751
Other non-current liabilities	3,796	3,236
Total liabilities	135,258	144,304
Commitments and contingencies
Stockholders’ equity:
Common stock	185	181
Additional paid-in capital	1,116,415	1,098,353
Accumulated other comprehensive loss	(104)	(1,274)
Accumulated deficit	(1,063,007)	(1,044,610)
Total Cerus Corporation stockholders’ equity	53,489	52,650
Noncontrolling interest	792	794
Total liabilities and stockholders’ equity	$189,539	$197,748

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Product revenue	$46,017	$39,772	$129,461	$109,599
Cost of product revenue	19,818	17,956	57,324	49,158
Gross profit on product revenue	26,199	21,816	72,137	60,441
Government contract revenue	4,639	7,479	15,109	23,856
Operating expenses:
Research and development	14,013	16,783	43,464	53,351
Selling, general and administrative	17,786	16,155	56,558	58,247
Restructuring	—	1,600	—	3,728
Total operating expenses	31,799	34,538	100,022	115,326
Loss from operations	(961)	(5,243)	(12,776)	(31,029)
Non-operating expense, net:
Foreign exchange (loss) gain	(241)	166	(173)	22
Interest expense	(2,260)	(2,364)	(6,824)	(6,157)
Other income, net	604	233	1,468	1,159
Total non-operating expense, net	(1,897)	(1,965)	(5,529)	(4,976)
Loss before income taxes	(2,858)	(7,208)	(18,305)	(36,005)
Provision for income taxes	76	78	94	253
Net loss	(2,934)	(7,286)	(18,399)	(36,258)
Net loss attributable to noncontrolling interest	—	(19)	(2)	(97)
Net loss attributable to Cerus Corporation	$(2,934)	$(7,267)	$(18,397)	$(36,161)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.02)	$(0.04)	$(0.10)	$(0.20)
Weighted average shares outstanding:
Basic and diluted	185,424	180,938	184,170	179,950

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(2,934)	$(7,286)	$(18,399)	$(36,258)
Other comprehensive (loss) income
Foreign currency translation adjustment	16	(3)	5	(101)
Unrealized gains on available-for-sale investments, net of taxes	747	211	1,165	663
Comprehensive loss	(2,171)	(7,078)	(17,229)	(35,696)
Comprehensive loss attributable to noncontrolling interest	—	(19)	(2)	(97)
Total comprehensive loss attributable to Cerus Corporation	$(2,171)	$(7,059)	$(17,227)	$(35,599)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2023	181,248	$181	$1,098,353	$(1,274)	$(1,044,610)	$794	$53,444
Issuance of common stock from vesting of restricted stock units and ESPP purchases	3,565	4	397	—	—	—	401
Stock-based compensation	—	—	5,855	—	—	—	5,855
Other comprehensive income	—	—	—	152	—	—	152
Net loss	—	—	—	—	(9,688)	(2)	(9,690)
Balances as of March 31, 2024	184,813	$185	$1,104,605	$(1,122)	$(1,054,298)	$792	$50,162
Issuance of common stock from vesting of restricted stock units	388	—	(19)	—	—	—	(19)
Stock-based compensation	—	—	5,678	—	—	—	5,678
Other comprehensive income	—	—	—	255	—	—	255
Net loss	—	—	—	—	(5,775)	—	(5,775)
Balances as of June 30, 2024	185,201	$185	$1,110,264	$(867)	$(1,060,073)	$792	$50,301
Issuance of common stock from vesting of restricted stock units, and ESPP purchases	425	—	321	—	—	—	321
Stock-based compensation	—	—	5,830	—	—	—	5,830
Other comprehensive income	—	—	—	763	—	—	763
Net loss	—	—	—	—	(2,934)	—	(2,934)
Balances as of September 30, 2024	185,626	$185	$1,116,415	$(104)	$(1,063,007)	$792	$54,281

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2022	177,582	$177	$1,077,341	$(2,787)	$(1,007,121)	$952	$68,562
Issuance of common stock from vesting of restricted stock units and ESPP purchases	2,890	3	423	—	—	—	426
Stock-based compensation	—	—	5,669	—	—	—	5,669
Other comprehensive income	—	—	—	546	—	—	546
Net loss	—	—	—	—	(15,619)	(22)	(15,641)
Balances as of March 31, 2023	180,472	$180	$1,083,433	$(2,241)	$(1,022,740)	$930	$59,562
Issuance of common stock from vesting of restricted stock units	237	1	(70)	—	—	—	(69)
Stock-based compensation	—	—	5,720	—	—	—	5,720
Other comprehensive loss	—	—	—	(192)	—	—	(192)
Net loss	—	—	—	—	(13,275)	(56)	(13,331)
Balances as of June 30, 2023	180,709	$181	$1,089,083	$(2,433)	$(1,036,015)	$874	$51,690
Issuance of common stock from vesting of restricted stock units and ESPP purchases	457	—	432	—	—	—	432
Stock-based compensation	—	—	3,979	—	—	—	3,979
Other comprehensive income	—	—	—	208	—	—	208
Net loss	—	—	—	—	(7,267)	(19)	(7,286)
Balances as of September 30, 2023	181,166	$181	$1,093,494	$(2,225)	$(1,043,282)	$855	$49,023

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net loss	$(18,399)	$(36,258)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,523	1,952
Stock-based compensation	17,363	15,368
Non-cash operating lease cost	1,929	1,563
Net loss on sale of available-for-sale securities	4	50
Unrealized gain on investments	(218)	(1)
Loss on disposal of fixed assets	3	—
Impairment charges for facilities consolidation	—	1,698
Non-cash interest expense	297	290
Foreign currency remeasurement gain	(141)	(1,396)
Changes in operating assets and liabilities:
Accounts receivable	11,128	9,687
Inventories	8,020	(19,519)
Prepaid and other assets	(2,188)	(1,509)
Accounts payable	(7,825)	8,089
Accrued liabilities and other non-current liabilities	(4,886)	(8,346)
Deferred revenue	(180)	347
Net cash provided by (used in) operating activities	6,430	(27,985)
Investing activities
Capital expenditures	(1,861)	(4,603)
Purchases of investments	(18,741)	(2,404)
Proceeds from maturities and sale of investments	19,758	7,415
Net cash (used in) provided by investing activities	(844)	408
Financing activities
Net proceeds from equity incentives	804	925
Net costs from public offerings	(107)	(137)
Net (payment on) proceeds from revolving line of credit	(1,479)	3,870
Proceeds from loans	5,000	5,000
Debt issuance costs	—	(168)
Net cash provided by financing activities	4,218	9,490
Effect of exchange rates on cash, cash equivalents, and restricted cash	46	(112)
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,850	(18,199)
Cash, cash equivalents, and restricted cash, beginning of period	13,359	37,358
Cash, cash equivalents, and restricted cash, end of period	$23,209	$19,159

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation, its subsidiary, and its variable interest entity in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance, after elimination of all intercompany accounts and transactions (together with Cerus Corporation, hereinafter “Cerus” or the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any future periods.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and nine months ended September 30, 2024 and 2023, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Product revenue:
North America	$31,514	$25,983	$87,783	$67,077
Europe, Middle East and Africa	13,807	13,614	40,246	41,175
Other	696	175	1,432	1,347
Total product revenue	$46,017	$39,772	$129,461	$109,599

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally require payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration is estimated to be unconditional. The Company's conditional rights to the consideration are recorded as contract assets. The Company had no contract assets as of September 30, 2024 and December 31, 2023.

Contract liabilities mainly consist of deferred revenue related to maintenance services, unshipped products, and uninstalled illuminators, or receivables from customers that are not yet recognized as revenue. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the contractual service period. The Company applies an optional exemption to not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less. As of September 30, 2024 and December 31, 2023, the Company had $0.7 million and $1.5 million, respectively, of contract liabilities related to the DoD included within “Deferred revenue” on the Company’s condensed consolidated balance sheets.

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of September 30, 2024 and December 31, 2023, $3.0 million and $2.6 million, respectively, were included in “Other assets” on the Company’s condensed consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of September 30, 2024 and December 31, 2023, $3.1 million and $2.8 million, respectively, were included in “Other non-current liabilities” on the Company's condensed consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income, net”, on the Company’s condensed consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of September 30, 2024 and December 31, 2023, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of September 30, 2024 and December 31, 2023, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At September 30, 2024, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had one and three customer(s) that accounted for more than 10% of the Company’s outstanding accounts receivable at September 30, 2024 and December 31, 2023, respectively. These customers cumulatively represented approximately 35% and 51% of the Company’s outstanding trade receivables at September 30, 2024 and December 31, 2023, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At September 30, 2024 and December 31, 2023, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain components for the illuminators. Platelet and plasma systems’ disposable kits generally expire no later than 24 months from the date of manufacture. In the U.S., until the Company is able to generate data satisfactory to the FDA regarding the stability of the disposable kits for the platelet system using a component manufactured with a new solvent, the shelf life for our platelet kits will be limited to 12 months. Illuminators and individual components do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Non-current inventories” in the condensed consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At both September 30, 2024 and December 31, 2023, the Company had recorded $0.7 million for potential obsolete, expiring or unsalable product.

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

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and nine months ended September 30, 2024 and 2023, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2024 and 2023 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted average number of anti-dilutive potential shares:
Stock options	12,676	14,733	13,218	15,023
Restricted stock units	14,690	10,722	13,995	10,206
Employee stock purchase plan rights	141	181	297	431
Total	27,507	25,636	27,510	25,660

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at September 30, 2024 and December 31, 2023.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at September 30, 2024 (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$7,639	$—	$—	$—	$7,639
United States government agency securities	23,819	120	(37)	—	23,902
Corporate debt securities	27,047	119	(37)	—	27,129
Mortgage-backed securities	3,148	11	(200)	—	2,959
Total available-for-sale securities	$61,653	$250	$(274)	$—	$61,629

The following is a summary of available-for-sale securities at December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$5,062	$—	$—	$—	$5,062
United States government agency securities	19,652	16	(314)	—	19,354
Corporate debt securities	32,395	3	(638)	—	31,760
Mortgage-backed securities	3,347	7	(263)	—	3,091
Total available-for-sale securities	$60,456	$26	$(1,215)	$—	$59,267

Available-for-sale securities at September 30, 2024 and December 31, 2023, consisted of the following by contractual maturity (in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$38,752	$38,717	$42,598	$41,789
Greater than one year and less than five years	22,901	22,912	17,858	17,478
Total available-for-sale securities	$61,653	$61,629	$60,456	$59,267

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$944	$(2)	$12,451	$(35)	$13,395	$(37)
United States government agency securities	—	—	11,571	(37)	11,571	(37)
Mortgage-backed securities	—	—	2,527	(200)	2,527	(200)
Total	$944	$(2)	$26,549	$(272)	$27,493	$(274)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$1,466	$(12)	$29,647	$(626)	$31,113	$(638)
United States government agency securities	4,855	(25)	10,991	(289)	15,846	(314)
Mortgage-backed securities	242	(1)	2,647	(262)	2,889	(263)
Total	$6,563	$(38)	$43,285	$(1,177)	$49,848	$(1,215)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The gross realized gains or losses from the sale or maturity of available-for-sale investments were de minimis for all periods presented.

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

The Company classifies instruments in Level 3 if one or more significant inputs or significant value drivers are unobservable. The Company did not have any Level 3 investments as of September 30, 2024 or December 31, 2023.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at September 30, 2024 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$7,639	$7,639	$—	$—
United States government agency securities	Short-term investments	23,902	—	23,902	—
Corporate debt securities	Short-term investments	27,129	—	27,129	—
Mortgage-backed securities	Short-term investments	2,959	—	2,959	—
Total short-term investments		$61,629	$7,639	$53,990	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2023 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$5,062	$5,062	$—	$—
United States government agency securities	Short-term investments	19,354	—	19,354	—
Corporate debt securities	Short-term investments	31,760	—	31,760	—
Mortgage-backed securities	Short-term investments	3,091	—	3,091	—
Total short-term investments		$59,267	$5,062	$54,205	$—

The Company did not have any transfers among fair value measurement levels during the three and nine months ended September 30, 2024 and 2023.

Note 3. Inventories

Inventories at September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$8,664	$13,680
Work-in-process	23,666	20,668
Finished goods	19,019	25,021
Total inventories	51,349	59,369
Less: non-current inventories	14,811	19,501
Total current inventories	$36,538	$39,868

Non-current inventories primarily consists of raw materials and work-in-process.

Note 4. Accrued Liabilities

Accrued liabilities at September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation and related costs	$8,566	$11,822
Accrued professional services	3,201	3,139
Other accrued expenses	4,112	4,264
Total accrued liabilities	$15,879	$19,225

Note 5. Debt

Debt at September 30, 2024, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$65,000	$(153)	$64,847
Revolving Loan	18,521	—	18,521
Total debt	83,521	(153)	83,368
Less: current portion	18,521	—	18,521
Non-current portion	$65,000	$(153)	$64,847

Debt at December 31, 2023, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$60,000	$(204)	$59,796
Revolving Loan	20,000	—	20,000
Total debt	80,000	(204)	79,796
Less: current portion	20,000	—	20,000
Non-current portion	$60,000	$(204)	$59,796

Principal, interest and fee payments on the Term Loan Credit Agreement (as defined below) at September 30, 2024, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2024 (remainder)	$—	$1,981	$1,981
2025	—	7,946	7,946
2026	24,375	6,950	31,325
2027	32,500	3,143	35,643
2028	8,125	1,467	9,592
Total	$65,000	$21,487	$86,487

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

Tranche 1, Tranche 2, Tranche 3, and Tranche 4, each bear interest at a floating rate equal to the sum of the Term SOFR rate (subject to a floor of 1.00%) plus 6.50%. The proceeds from Tranche 4 are expected to be used for working capital and general corporate purposes. Interest on each term loan advance is due and payable monthly in arrears. Interest only payments are due for the first 36 months, and the remaining payments are due over the remaining 24 months. The interest only payment period can be extended for 12 months upon achievement of a specified trailing 12 month net revenue target. The interest rate at September 30, 2024 is approximately 12.1%.

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

The Company also maintained a Credit, Security and Guaranty Agreement (Revolving Loan) (the “Prior Revolving Loan Credit Agreement”) with MidCap. The borrowing limit under the Prior Revolving Loan Credit Agreement was $15.0 million which had a maturity date of March 1, 2024. The amount borrowed under the Prior Revolving Loan Credit Agreement could be increased, upon request by the Company, by up to an additional $5.0 million, subject to agent and lender approval and the satisfaction of certain conditions.

On March 31, 2023, the Company entered into Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) which amended and restated the Prior Revolving Loan Credit Agreement and has a maturity date of March 1, 2028. The Revolving Loan Credit Agreement provides a secured revolving credit facility in an initial aggregate principal amount of up to $20.0 million. The Company may request an increase in the total commitments under the Revolving Loan Credit Agreement by up to an additional $15.0 million, subject to agent and lender approval and the satisfaction of certain conditions.

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

As of September 30, 2024 and December 31, 2023, the Company had borrowed $18.5 million and $20.0 million, respectively, under the Revolving Loan Credit Agreement, which is included in “Debt – current” in the Company's condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at September 30, 2024. Additionally, the Company’s obligations under both agreements are secured by a security interest in substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash payments for operating leases	$2,674	$3,257
Right-of-use assets obtained in exchange for operating lease obligations	140	1,099

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term	5.0 years	5.4 years
Weighted-average discount rate	8.6%	8.5%

Future minimum non-cancelable payments under operating leases as of September 30, 2024, were as follows (in thousands):

Operating Leases
2024 (remainder)	$923
2025	3,323
2026	3,170
2027	3,462
2028	3,255
Thereafter	4,172
Total future lease payments	$18,305
Less imputed interest	3,775
Present value of lease liabilities (1)	$14,530

(1) Lease liabilities include those operating leases that we plan to sublease as a part of our facilities consolidation restructuring efforts.

The operating lease expense for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease expense	$964	$877	$2,929	$2,595

As of September 30, 2024, the Company had no leases that have not yet commenced.

Note 7. Commitments and Contingencies

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of September 30, 2024, the Company had $22.1 million of short-term purchase commitments and $5.4 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

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

During the nine months ended September 30, 2024, no shares of the Company’s common stock were sold under the Amended Sales Agreement. At September 30, 2024, the Company had approximately $96.8 million of common stock available to be sold under the Amended Sales Agreement.

Note 9. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan, eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. In June 2024, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 2.0 million shares. At September 30, 2024, the Company had 2.3 million shares available for future issuance.

Equity Incentive Plans

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors.

2008 Equity Incentive Plan

Prior to the approval by the Company’s stockholders in June 2024 of the 2024 Equity Incentive Plan (the “2024 Plan”), the Company granted equity awards from the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allowed for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12.0 million shares. In June 2023, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.0 million shares. Following the approval by the Company's stockholders in June 2024 of the 2024 Plan, no additional awards will be granted under the Amended 2008 plan. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally required options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock awards granted under the Amended 2008 Plan were limited to 500,000 shares of common stock per recipient per calendar year.

Performance-based cash awards granted under the Amended 2008 Plan were limited to $1.0 million per recipient per calendar year. At September 30, 2024, 2.6 million shares of performance-based stock awards were outstanding.

2024 Equity Incentive Plan

In June 2024, the Company’s stockholders approved the 2024 Plan. The 2024 Plan is intended as the successor to and continuation of the Amended 2008 Plan. No additional awards will be granted under the Amended 2008 Plan. The shares remaining available for grant under the Amended 2008 Plan as of the effective date of the 2024 Plan, plus an additional 5.0 million shares of common stock are available for grant and issuance under the 2024 Plan. In addition, the following shares of common stock subject to any outstanding award granted under either the 2008 Plan or the Cerus Corporation Inducement Plan will become available for grant and issuance under the 2024 Plan: (i) any shares subject to such award that on or following the effective date of the 2024 Plan are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) any shares subject to such award that on or following the effective date of the 2024 Plan are not issued because such award is settled in cash; and (iii) any shares issued pursuant to such award that on or following the effective date of the 2024 Plan are forfeited back to or repurchased by us because of a failure to vest.

At September 30, 2024, the Company had approximately 38.8 million shares of its common stock subject to outstanding options or unvested RSUs, or remaining available for future issuance under the 2024 Plan, of which approximately 12.3 million shares and 13.7 million shares were subject to outstanding options and unvested RSUs, respectively, and approximately 12.8 million shares were available for future issuance under the 2024 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2023	14,515	$5.20
Granted	—	—
Exercised	—	—
Forfeited/canceled	(2,193)	5.81
Balance at September 30, 2024	12,322	5.10

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	10,686	$3.74
Granted (1)	7,557	2.15
Vested (1)	(3,889)	4.26
Forfeited (1)	(648)	3.09
Balance at September 30, 2024	13,706	2.74

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

Note 10. Income Taxes

The Company recorded income tax expense of $0.1 million for the three months ended September 30, 2024 and the three months ended September 30, 2023, primarily related to the operating activities of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of $0.1 million during the nine months ended September 30, 2024, and $0.3 million during the nine months ended September 30, 2023, primarily related to the operating activities of the Company’s Cerus Europe B.V. subsidiary.

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

Government contracts

In June 2016, the Company entered into an agreement with BARDA (“2016 BARDA Agreement”) to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The 2016 BARDA agreement and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In September 2023, BARDA committed an additional $3.5 million raising the committed funding to up to $185.5 million as of September 30, 2024. However, the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, was reduced by $8.8 million and would bring the total funding opportunity to $270.2 million through September 2026. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for up to $1.4 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time. As of September 30, 2024 and December 31, 2023, $1.8 million and $5.6 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the 2016 BARDA agreement.

In September 2024, the Company entered into a new agreement with BARDA (“2024 BARDA Agreement”). The 2024 BARDA agreement builds on the 2016 BARDA agreement and aims to further advance the development of the red blood cell system. The 2024 BARDA agreement includes access to funding that is intended to support a planned FDA modular premarket approval application and potential post-approval studies, accelerate development of an improved version of the red blood cell system, and scale up chemistry, manufacturing, and controls activities to enable a broad product launch, if approved. The six-year agreement with BARDA includes a base period (the “2024 Base Period”) with committed funding of up to $32.1 million, and subsequent option periods (each, a “2024 Option Period”) that, if exercised by BARDA and completed, would bring the total funding opportunity to $188.4 million as of September 30, 2024. The Company could be responsible for cost sharing of up to $60.1 million. BARDA will make periodic assessments of the Company’s progress, and the continuation of the agreement is based on the Company’s success in completing the required tasks under the 2024 Base Period and each 2024 Option Period (if and to the extent any 2024 Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the 2024 BARDA agreement, including the ability to terminate for convenience at any time. Under the contract, the Company will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. We did not recognize revenue under the 2024 BARDA agreement during the three and nine months ended September 30, 2024.

In September 2020, the Company entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total contract value is $11.1 million. As of September 30, 2024 and December 31, 2023, $0.7 million and $0.5 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to FDA.

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

As of September 30, 2024 and December 31, 2023, zero and $3.7 million of billed amounts, respectively, were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the DoD contract. As of September 30, 2024 and December 31, 2023, $0.7 million and $1.5 million, respectively, were included in “Deferred revenue” as contract liabilities on the Company’s condensed consolidated balance sheets related to the DoD contract.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
American Red Cross	35%	35%	36%	35%
Établissement Français du Sang	11%	12%	12%	13%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of results that may occur in future periods.

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
•
the timing or likelihood of regulatory submissions and approvals and other regulatory actions or interactions, including whether we will submit a new application for conformity assessment to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system, whether existing clinical data would be sufficient to either submit or potentially obtain approval of any such new application, and whether our planned modular premarket approval, or PMA, application for the red blood cell system will be submitted to the U.S. Food and Drug Administration, or FDA, on the timeline we anticipate or at all;
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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application for conformity assessment to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system in December 2018 under the Medical Device Directive 93/42/EEC, or MDD, and in June 2021, we completed the resubmission of our application under the MDR. In October 2024, we announced that TÜV-SÜD’s, our Notified

Body for the red blood cell system, in consultation with the Dutch Medicines Evaluation Board, or CBG, the Competent Authority for the red blood cell system, reviewed information regarding the medicinal product or active pharmaceutical ingredient of our MDR application and concluded that the data provided were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, we are assessing strategies for a potential new MDR application. We cannot predict with certainty when, if ever, we will be able to satisfactorily address CBGs conclusions and as such cannot predict if or when we will submit a new MDR application for the red blood cell system and, if submitted, when a decision concerning certification would occur. In addition, as a result of the failure to obtain approval of our MDR application, our product development costs will be ongoing. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. We also recently announced positive topline results from a Phase 3 clinical trial in the U.S., known as the ReCePI study, that was designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. We announced that the ReCePI study met its primary efficacy endpoint, demonstrating non-inferiority for INTERCEPT RBCs compared to conventional RBCs as measured by the incidence of acute kidney injury (AKI) following transfusion of study RBCs. We continue to believe that we will need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. We anticipate initiating a modular PMA application to the FDA upon the anticipated completion of the RedeS clinical trial. While we previously anticipated that the completion of the RedeS clinical trial and the planned final PMA module submission would occur in the second half of 2026, clinical trial enrollment at two additional RedeS clinical trial sites recently commenced later than previously anticipated and we are continuing to assess the potential impact of that delay on the anticipated timing for completion of the RedeS clinical trial and the planned final PMA module submission. In any event, for our planned modular PMA application, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, if we are unable to enroll a sufficient number of patients for the RedeS study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system, including the potential for additional Phase 3 clinical trials beyond what we are currently contemplating. We must also demonstrate to the FDA an ability to define, test and meet acceptable specifications for our current manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can initiate our planned modular PMA application submission to and seek regulatory approval of the red blood cell system from the FDA. We do not know whether or not the FDA will have a similar perspective on the information regarding the medicinal product as CBG, or that we will be able to answer such questions satisfactorily, should they arise.

We have agreements with Biomedical Advanced Research and Development Authority, or BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, under which we receive funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of emerging pathogens. The initial agreement currently expires in September 2026 and the new agreement currently expires in September 2030. The RedeS and ReCePI and other studies are being funded as part of our initial BARDA agreement and BARDA reimburses us for allowable direct contract costs, as such costs are incurred, and for allowable indirect costs under both agreements. If we are unable to access all of the activities and associated reimbursement amounts for the remaining options available under our new BARDA agreement, we will need to fund the activities required to satisfy the requirements for PMA licensure in the U.S. See the discussion under “Government contracts” below for more information. Should those amounts be inaccessible and should we be unable to self-fund the remaining initiatives, successful completion of the development of the red blood cell system may require us to obtain additional capital in order to obtain any regulatory approvals for and commercialize this product. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment or completion of the RedeS study, our product development costs would likely increase.

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. We commercialize and sell finished IFC made by our manufacturing blood center partners directly to hospitals and indirectly through certain blood centers. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete its process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before we or they can sell finished IFC in interstate commerce. While all of our manufacturing partners have now received their Biologics License Application, or BLAs, from CBER, we plan to continue working with any other U.S.-based blood centers producing IFC to support their licensure applications. Delays in obtaining these licenses have adversely impacted and additional delays will adversely impact the nationwide availability of IFC in the U.S. In addition, we have also entered into certain agreements with blood centers who will purchase the finished IFC from us to sell to their hospital customers, and with blood center and blood center affiliate organizations to sell INTERCEPT Blood System for Cryoprecipitation kits to produce finished IFC for their own sales efforts to hospitals. However, until we sell sufficient INTERCEPT Blood System for Cryoprecipitation kits to blood center affiliate organizations, expand the number of manufacturing partners producing IFC for us, or more of our manufacturing partners for IFC receive approval of their BLAs, our IFC sales will be limited.

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

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, and other factors including recent and potential U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve in the past has raised, and may again raise, interest rates in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, costs to transport our products may increase and access to timely shipping may be limited. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs will be ongoing in connection with our failure to obtain approval of our MDR application and the potential submission of a new MDR application and would also increase if existing clinical data is insufficient for us to either submit or potentially obtain approval of any such new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time our existing operations provide sufficient cash flow to conduct these trials.

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

Government contracts

In June 2016, we entered into an agreement with BARDA, or the 2016 BARDA Agreement, to support our development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells, including access to funding that could potentially support various activities, including conducting studies necessary to support a potential premarket approval application submission to the FDA for the red blood cell system, and accelerating commercial scale up activities to facilitate potential adoption of the red blood cell system by U.S. blood centers.

The 2016 BARDA Agreement provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of September 30, 2024, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the 2016 Base Period, and under exercised option periods, or 2016 Option Periods, in an aggregate amount of up to $185.5 million. BARDA will no longer exercise any unexercised options under the 2016 BARDA Agreement. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding our agreements with BARDA.

In September 2024, we entered into a new agreement with BARDA, or the 2024 BARDA Agreement. The 2024 BARDA Agreement builds on the 2016 BARDA Agreement and aims to further advance the development of the red blood cell system. The 2024 BARDA Agreement includes access to funding that is intended to support a planned FDA modular premarket approval application and potential post-approval studies, accelerate development of an improved version of the red blood cell system, and scale up chemistry, manufacturing, and controls activities to enable a broad product launch, if approved. The six-year agreement with BARDA includes a base period, or the 2024 Base Period, with committed funding of up to $32.1 million, and subsequent option periods, or 2024 Option Periods, that, if exercised by BARDA and completed, would bring the total funding opportunity of $188.4 million as of September 30, 2024. We could be responsible for cost sharing of up to $60.1 million which we would satisfy by agreeing to utilize lower fringe, overhead, and G&A rates for select options than we are otherwise allowed to use as supported by audited indirect cost submissions. BARDA will make periodic assessments of our progress, and the continuation of the agreement is based on our success in completing the required tasks under the 2024 Base Period and each 2024 Option Period (if and to the extent any 2024 Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the 2024 BARDA Agreement, including the ability to terminate for convenience at any time. Under the contract, we will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding our agreements with BARDA.

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

Results of Operations

Three and nine months ended September 30, 2024 and 2023

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Product revenue	$46,017	$39,772	$6,245	16%	$129,461	$109,599	$19,862	18%
Government contract revenue	4,639	7,479	(2,840)	(38%)	15,109	23,856	(8,747)	(37%)
Total revenue	$50,656	$47,251	$3,405	7%	$144,570	$133,455	$11,115	8%

Product revenue increased during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily due to year-over-year sales volume growth in disposable platelet kit sales to U.S. customers. We expect product revenue for INTERCEPT disposable kits to increase in future periods driven by growth in our global platelet business due in part to increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway.

Government contract revenue decreased during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily due to a decrease in revenue from BARDA in 2024 relative to the same period in the prior year. The decrease in revenue from BARDA is primarily due to the completion of the ReCePI study in the first quarter of 2024. We anticipate that for some finite period of time, government contracts revenue will increase in future periods as multiple contracts are active and as activities supporting those contracts ramp up.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Cost of product revenue	$19,818	$17,956	$1,862	10%	$57,324	$49,158	$8,166	17%

Cost of product revenue increased during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, consistent with the increase in product revenue for the same comparative periods.

Our gross margin on product sales was 57% during the three months ended September 30, 2024 compared to 55% during the three months ended September 30, 2023. Our gross margin on product sales was 56% during the nine months ended September 30, 2024, compared to 55% during the nine months ended September 30, 2023. Margins were impacted by the mix of geographies into which products were sold, with higher U.S. kit sales over sales in other regions and, to a lesser extent product mix, with platelet kit sales representing a larger proportion of overall sales during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. Changes in our gross margin on product sales are affected by various factors, including prices of products sold, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, the mix of product sold, the mix of customers to which products are sold, and the reserves for excess and obsolete inventory. Furthermore, we may experience cost pressure due to the inflationary environment, increased transportation costs and an adverse impact on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Research and development	$14,013	$16,783	$(2,770)	(17%)	$43,464	$53,351	$(9,887)	(19%)

Research and development expenses decreased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by the completion of the ReCePI study in the first quarter of 2024. Research and development expenses decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily driven by decreased headcount due to the reduction in force implemented in the second quarter of 2023 and the completion of the ReCePI study in the first quarter of 2024.

We expect to incur additional research and development costs associated with inflationary pressures on labor and study costs, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., any activities in support of any potential new MDR application for our red blood cell system in the EU, new product development and product enhancements, including potential new label claims, design efforts on our new illuminator, and costs associated with performing the activities under our government contracts. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of macroeconomic developments, including the ongoing conflict between Ukraine and Russia and the state of war between Israel and Hamas and the risk of a global conflict, the uncertainty of future preclinical studies and clinical trial results and the uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Selling, general and administrative	$17,786	$16,155	$1,631	10%	$56,558	$58,247	$(1,689)	(3%)

Selling, general and administrative expenses increased during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily driven by costs associated with non-cash stock-based compensation. Selling, general and administrative expenses decreased during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily driven by the decreased headcount due to the reduction in force implemented in the second quarter of 2023.

Restructuring

In June 2023, we began implementing a restructuring plan to pursue greater efficiency and to realign our business and strategic priorities, which included a reduction in force of our employee base. A summary of our restructuring charges for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Restructuring	$—	$1,600	$(1,600)	(100%)	$—	$3,728	$(3,728)	(100%)

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Foreign exchange (loss) gain	$(241)	$166	$(407)	(245%)	$(173)	$22	$(195)	(886%)
Interest expense	(2,260)	(2,364)	104	(4%)	(6,824)	(6,157)	(667)	11%
Other income, net	604	233	371	159%	1,468	1,159	309	27%
Total non-operating expense, net	$(1,897)	$(1,965)	$68	(3%)	$(5,529)	$(4,976)	$(553)	11%

Foreign Exchange (Loss) Gain

We had foreign exchange loss during the three and nine months ended September 30, 2024, compared to foreign exchange gain during the three and nine months ended September 30, 2023. These are primarily due to foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense decreased during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to capitalized interest related to manufacturing agreements. Interest expense increased during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily because we drew down $5.0 million under Tranche 3 of our Term Loan Credit Agreement in March 2024, and due to the increase in interest rates on our Term Loan. Should interest rates increase, the rates that we are obligated to pay under our credit agreements would likely increase, potentially leading to higher interest expense.

Other Income, net

Other income, net increased during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2024	2023	Change		2024	2023	Change
Provision for income taxes	$76	$78	$(2)	(3%)	$94	$253	$(159)	(63%)

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s activities.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of September 30, 2024 will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2024.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of September 30, 2024 and December 31, 2023, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$21,575	$11,647
Short-term investments	53,990	54,205
Restricted cash	1,634	1,712
Total	$77,199	$67,564

Cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of September 30, 2024 and December 31, 2023, we had the following indebtedness (in thousands):

	September 30, 2024	December 31, 2023
Debt – current	$18,521	$20,000
Debt – non-current	64,847	59,796
Total	$83,368	$79,796

Operating Activities

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Net cash provided by (used in) operating activities	$6,430	$(27,985)

We had net cash provided by operating activities for the nine months ended September 30, 2024 compared to net cash used in operating activities during the same period in 2023. The change was primarily related to the increase in product sales, the decrease in inventory related purchases, and the timing of cash collections and payments, during the nine months ended September 30, 2024, compared to the same period in 2023.

Investing Activities

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Net cash (used in) provided by investing activities	$(844)	$408

We had net cash used in investing activities for the nine months ended September 30, 2024 compared to net cash provided by investing activities during the same period in 2023. The change was primarily due to lower net proceeds from investments during the nine months ended September 30, 2024, compared to the same period in 2023.

Financing Activities

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Net cash provided by financing activities	$4,218	$9,490

The decrease in net cash provided by financing activities for the nine months ended September 30, 2024, was primarily due to payments related to the Revolving Loan Credit Agreement during the nine months ended September 30, 2024 compared to proceeds from the Revolving Loan Credit Agreement during the nine months ended September 30, 2023.

Working Capital

(in thousands)	September 30, 2024	December 31, 2023
Working capital	$87,008	$78,392

Working capital increased as of September 30, 2024, compared to December 31, 2023, primarily due to proceeds from increased product sales and collections and net decreases in the combined total of our accounts payable and accrued liabilities as a result of the timing of payments to our vendors. Contract liabilities related to DoD of $0.7 million and $1.5 million as of September 30, 2024 and December 31, 2023, respectively, are excluded from working capital.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, or potentially pursuant to new arrangements with different lenders. We have borrowed and in the future may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit agreements prior to April 1, 2026, the principal amounts outstanding under our Term Loan Credit Agreement will begin amortizing and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital beyond the next 12 months. Should interest rates increase again, the rates that we are obligated to pay under our credit agreements would likely increase, potentially leading to higher interest expense. See Note 5, Debt, in Part I, Item 1—Financial

Statements of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

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

In March 2023, we entered into an amendment to our Sales Agreement under which we may issue and sell up to $96.8 million of our common stock through or to Cantor Fitzgerald & Co. or Stifel, Nicolaus & Company, Incorporated, as sales agent or principal. During the three- and nine-month periods ended September 30, 2024, we did not sell shares of our common stock under the Amended Sales Agreement.

While we expect to receive significant funding under our agreements with BARDA, our ability to obtain the funding we expect to receive under both agreements is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreements for convenience at any time and our ability to achieve the required milestones under the agreements, including the completion of the RedeS study. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreements, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. In addition, if we are unable to meet the requisite milestones in our agreements, including generating sufficient prerequisite Phase 3 clinical data, our agreements with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. The availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

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

In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs will be ongoing in connection with our failure to obtain approval of our MDR application and the potential submission of a new MDR application and would also increase if existing clinical data is insufficient for us to either submit or potentially obtain approval of any such new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

We did not have any off-balance sheet arrangements as of September 30, 2024.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three and nine months ended September 30, 2024 and 2023, respectively. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2024, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended September 30, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
A significant portion of the funding for the development of the red blood cell system has come and is expected to continue to come from our BARDA agreements, and if BARDA were to eliminate, reduce or delay, or object to extensions for funding of our agreements, it would have a significant, negative impact on our government contract revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding. Our ability to be paid by the DoD is predicated on our ability to achieve the stated milestones in the agreement and for the DoD to agree with the successful completion of each.
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

In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers, and may take a significant period of time to obtain, if ever. Product specifications that receive authorization from the PEI may differ from product specifications that have been adopted in other parts of the EU and other countries where we rely on CE Certificates of Conformity and the CE Mark, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an authorization will first need to obtain one before using our products. The review period for a new authorization can be 12 months or longer following submission and we cannot assure that any of the potential German customers submitting a new application for authorization will obtain it. We have invested in substantial commercial resources in Germany. Without approvals obtained by potential German customers, or willingness of hospitals to seek reimbursement for pathogen-reduced platelets or for insurers to submit for the approved incremental reimbursement for pathogen-reduced platelets, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our business, results of operations and financial condition and we may never realize a return on the investments we have made building out our commercial team in Germany. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. Similar to the U.S., German blood centers will need to successfully market and sell to their hospital customers and understand and assist with the steps that are needed at the hospital level in Germany to administer pathogen-reduced platelets.

While we have entered into agreements with Établissement Français du Sang, or EFS, to supply illuminators, platelet and plasma disposable kits, maintenance services for illuminators and ancillary pooling sets to EFS, we cannot provide any assurance that the national deployment of the platelet system in France will be sustainable or that we will be able to secure any contracts subsequent to our existing contract with EFS. If we are unable to continue to successfully support EFS’ national adoption of the platelet system, EFS’ use of the plasma system, our business, results of operations and financial condition may be adversely impacted. Our contracts with EFS do not contain purchase volume commitments and as such, it is challenging to forecast with precision the purchase levels and product demand and fulfill EFS’ orders. In addition, we understand that EFS is inspecting and testing samples of each lot that it purchases from us prior to accepting the products shipped to fulfill orders. We have little insight into the time to test, testing conditions or ultimate results. Other customers may require similar conditions of purchase. Testing may have a negative impact on our ability to recognize product revenue either due to the time it takes to test and approve the release of a shipment or if the customer experiences problems with testing or if testing results are outside of the customer acceptance criteria.

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

Significant increases in demand may occur given the concentrated nature of many of the largest potential customers and the potential for a mandate by public health agencies to adopt pathogen reduction technologies. Should those customers choose to adopt and standardize their production on the INTERCEPT Blood System or be required to adopt and standardize on the INTERCEPT Blood System, our ability to meet associated increases in demand will likely be constrained due to a variety of factors, including production capacity at approved manufacturing sites, supply issues, manufacturing disruptions, availability of disposable kits manufactured from obsolete plastic materials, or other obsolescence of parts, among others. If we encounter sustained growth or accelerated growth, our production capacity may be strained, at least temporarily or should we encounter disruptions, supply shortages, or shipping delays, we may have to allocate available products to customers, which could negatively impact our business and reputation or cause those customers to adopt competing products.

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

If competitors receive regulatory approval or certification sooner or less costly than we are able to, the marketability of our products in those geographies will be at a disadvantage. Regulators may not apply the same criteria for our products or competitive products which may require us to incur additional costs, delay approval decisions, if ever, or provide a competitor with a market advantage over our products.

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

We are currently conducting clinical trials for our products and product candidates and plan to commence additional clinical trials of our products and product candidates in the future. We cannot be certain that the design or conduct of, or data collected from, these trials will be sufficient to support FDA approval, a CE Certificate of Conformity prior to affixing a CE Mark or any other regulatory approvals outside the U.S. If we fail to produce positive results in our ongoing or planned clinical trials, the development timeline and regulatory approval and commercialization prospects for our products and our product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in recruiting subjects to participate in a study, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, extreme weather or other natural forces, terrorist activity or general concerns over employee safety. For example, we experienced delays in our RedeS and ReCePI studies related to the COVID-19 pandemic. In addition, some clinical sites for the RedeS study are located in areas that are subject to disruption by severe weather such as flooding, hurricanes or other natural forces such as earthquakes, which have delayed enrollment and progress of the RedeS study in the past. Moreover, clinical trial enrollment at additional RedeS clinical trial sites recently commenced later than previously anticipated, and we are continuing to assess the potential impact of that delay on the anticipated timing for completion of the RedeS study which, if that anticipated timing is delayed, would delay the timing of our planned final PMA module submission. In addition, enrollment of our ReCePI study in complex cardiovascular surgery patients was slower due to a variety of factors including low frequency of administering red blood cells to the patient population and reticence to participate in research studies. If we are unable to enroll a sufficient number of patients for the RedeS study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system, including the potential for additional Phase 3 clinical trials beyond what we are currently contemplating. In any event, we cannot be certain that further delays in the RedeS study or other clinical trials will not occur.

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

The red blood cell system has not been approved for marketing or commercialization anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary CE Certificate of Conformity and other regulatory approvals for the product or any future iterations or changes to the product. In this regard, in October 2024, we announced that the Dutch Medicines Evaluation Board, or CBG, the Competent Authority for the red blood cell system, reviewed the medicinal product or active pharmaceutical ingredient data of our MDR application for conformity assessment and a CE Certificate of Conformity to affix a CE Mark to our red blood cell system and concluded that the data included in the module were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, our Notified Body for the red blood cell system, we are assessing strategies for a potential new MDR application and the associated timeline. We cannot predict with certainty when, if ever, we will be able to satisfactorily address CBGs conclusions and as such, cannot predict if or when we will submit a new MDR application for the red blood cell system and, if submitted, when a decision concerning certification would occur. In any event, given the closure of our MDR application without an approval, we do not expect to receive CE Mark approval of the red blood cell system for at least eighteen months, if ever. Moreover, regulators or Notified Bodies may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far for the red blood cell system does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In any event, any failure or further delays in completing the development activities for the red blood cell system would prevent or continue to delay its commercialization, which would materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system.

In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations, other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies or Notified Bodies may require us to perform additional clinical trials before delivering a CE Certificate of Conformity or approving the red blood cell system for commercialization. We cannot assure you that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. We must also demonstrate to the FDA an ability to define, test, and meet acceptable specifications for our current manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can initiate our planned modular PMA application submission to and seek regulatory approval of the red blood cell system from the FDA. This may require that we can demonstrate stability of our active compounds manufactured under the FDA’s cGMP regulations and similar requirements outside of the U.S. to meet release specifications. Our contracted manufacturer has had a history of failure in manufacturing the active compound of the red blood cell system. If we are unable to demonstrate an ability to manufacture according to our specifications under cGMP or similar requirements outside of the U.S. with acceptable stability data, we may be unable to satisfy regulatory questions and requirements which could prevent or delay the potential approval of or our ability to commercialize the red blood cell system. In addition, existing lots of these red blood cell compounds manufactured under cGMP may be dispositioned by regulators or ourselves as unsuitable for clinical use which would impact our ability to produce INTERCEPT-treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our BARDA agreements.

In addition to the two chemical components of the INTERCEPT RBC System, amustaline and glutathione, there are additional substances contained with the Processing Set (Processing Solution and SAG-M Storage Solution) that contain substances which are considered as ancillary medicinal substances by either the Notified Body in the EU. If we are unable to provide data on the use of these ancillary medicinal substance with INTERCEPT red blood cells, our ability to satisfy the requirements for CE Certificate of Conformity under a potential new MDR application will be impaired.

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

We will need to successfully conduct and complete the ongoing RedeS study in the U.S. and continue to believe that we will also need to generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. before the FDA will consider our red blood cell system for approval. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in chronic anemia patients may be difficult or impractical, which could significantly delay or preclude our ability to submit and complete our planned modular PMA application submission on the anticipated timeline or at all and to otherwise obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete the RedeS study or generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. We anticipate initiating a modular PMA application to the FDA, with the final PMA module submission planned upon the anticipated completion of the RedeS study. While we previously anticipated that the completion of the RedeS study and the planned final PMA module submission would occur in the second half of 2026, clinical trial enrollment at additional RedeS clinical trial sites recently commenced later than previously anticipated and we are continuing to assess the potential impact of that delay on the anticipated timing for completion of the RedeS clinical trial and the planned final PMA module submission. Any delay on the planned final PMA module submission would potentially increase our development costs and delay the potential commercialization of the red blood cell system in the U.S. In any event, for our planned modular PMA application, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, if we are unable to enroll a sufficient number of patients for the RedeS study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system, including the potential for additional Phase 3 clinical trials beyond what we are currently contemplating. Moreover, if treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. To date, several S-303 antibody events without evidence of hemolysis have been detected in the RedeS and ReCePI studies. Though we have not seen any clinical significance to date, we have seen antibody formation to S-303 treated red blood cells, and we will need to continue to generate data related to S-303 treatment emergent antibodies. In addition, even though we reported positive topline results from the ReCePI study in the first quarter of 2024, this does not ensure that any other clinical trials of the red blood cell system will be successful, including the RedeS study, nor does it ensure that the data from the ReCePI study will be deemed supportive of regulatory approval by the FDA. In this regard, because non-clinical and clinical data are often susceptible to varying interpretations and analyses, regulatory authorities, including the FDA, may disagree with our interpretation of the data from any of our completed clinical or non-clinical trials and may require additional clinical testing and/or further analyses from completed clinical or non-clinical trials before we can obtain regulatory approval and begin commercialization of the red blood cell system, if at all, any of which could result in increased costs to us, limit our ability to generate revenue and adversely affect our commercial prospects.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for conformity assessment and a CE Certificate of Conformity related to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. In October 2024, we announced that CBG, the Competent Authority for the red blood cell system, reviewed the medicinal product or active pharmaceutical ingredient data of our MDR application and concluded that the data included in the module were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, our notified body for the red blood cell system, we are assessing strategies for a potential new MDR application and the associated timeline. We cannot predict with certainty when, if ever, we will be able to satisfactorily address CBGs conclusions and as such, cannot predict if or when we will submit a new MDR application for the red blood cell system and, if submitted, when decision concerning certification would occur. In any event, given the closure of our MDR application without an approval, we do not expect to receive CE Mark approval of the red blood cell system for at least eighteen months, if ever. In addition, we are currently in discussions with our sole supplier of key components of the red blood cell system with respect to a dispute over its willingness to continue to supply us with such components, without changes, throughout the application process for our CE Certificate of Conformity. Because we expect that any potential new CE Certificate of Conformity application under the MDR for the red blood cell system will continue to be specific to this supplier’s existing manufacturing site and manufacturing processes, if we are unable to reach satisfactory resolution of this dispute, or if this supplier is otherwise unable or unwilling to supply us with these components using its existing manufacturing site and manufacturing processes, any potential new CE Certificate of Conformity application would be impacted, and could affect our ability to re-file a CE Certificate of Conformity application on a timely basis, and we may be required to engage and validate a new supplier for these components, which would delay the timing of filing any potential CE Certificate of Conformity application, perhaps indefinitely, and would increase our costs. We continue to work with our supplier to ensure preparedness for an inspection to support a conformity assessment and a potential new CE Certificate of Conformity application and future commercial manufacturing. However, the recent closure of our prior CE Certificate of Conformity application without an approval and the delay inherent in filing a new CE Certificate of Conformity application could impact our current supplier's willingness to continue to supply us with these components, and could hasten our plans to engage and validate a new supplier of these key components, which will be costly and time-consuming. We cannot predict with certainty when we may receive a decision on any potential new CE Certificate of Conformity application, if ever. We will need to resolve this dispute, including our current supplier’s willingness to continue to supply us with these components using its existing manufacturing site and manufacturing processes throughout any potential new CE Certificate of Conformity application and afterwards, if obtained, or alternatively, the engagement and validation of a new supplier of these key components and we cannot predict with certainty when resolution of the dispute will conclude, if ever. Moreover, we do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to support a potential new MDR application or a CE Certificate of Conformity, even if limited to a target patient population having chronic anemia. We do not know if data from the ReCePI Phase 3 clinical trial will be accepted by TÜV or whether such data would be supportive of expanding the target patient population beyond chronic anemia patients or whether such data will be accepted at all. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals or certification in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval, certification and market acceptance will need to be resolved prior to the initiation of further clinical trials.

If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues, providing satisfactory data surrounding classification of the medicinal product or active pharmaceutical ingredient, securing commercial manufacturing for sufficient volumes or if our manufacturers continue to fail to be able to produce sufficient volumes of the active ingredients or if we are unsuccessful in obtaining subsequent regulatory approvals or certification and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays, including those resulting from the failure to obtain approval of our MDR application for the red blood cell system, can also materially impact our product development costs. When we experience delays in testing, conducting trials or approvals or certification, our product development costs will increase, which may exceed the budgets or timeframe under our BARDA agreements or which costs may otherwise not be reimbursable to us under the BARDA agreements. Even if we were to successfully complete and receive approval or certification for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Moreover, customers may not accept the manual configuration of the product and require us to develop a more operationally scalable version of the system which would be expensive and may not be successful. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system, even if approved for commercial sale.

Risks Related to Regulatory Approval, CE Certificates of Conformity, and Oversight, and Other Legal Compliance Matters

Our company, our products, and blood products treated with the INTERCEPT Blood System are subject to extensive regulation by domestic authorities, foreign authorities and Notified Bodies.

Our products, both those sold commercially and those under development are subject to extensive and rigorous regulation by local, state and federal regulatory authorities in the U.S. and by foreign regulatory bodies and Notified Bodies. Our products must satisfy rigorous standards of safety and efficacy and we must adhere to quality standards regarding manufacturing and customer-facing business processes in order for the FDA and international regulatory authorities and Notified Bodies to approve them for commercial use or issue related CE Certificates of Conformities. For our product candidates, we must provide the FDA and international regulatory authorities and Notified Bodies with preclinical, clinical and manufacturing data demonstrating that our products are safe, effective and in compliance with government regulations before the products can be approved for commercial sale. The process of obtaining required regulatory approvals and certifications is expensive, uncertain and typically takes a number of years. We may continue to encounter significant delays or excessive costs in our efforts to secure necessary approvals, certifications or licenses, or we may not be successful at all. In addition, our labeling claims may not be consistent across markets. We have developed our products with the aim to standardize the volume of platelets treatable by our system, wherever possible, which may not be accepted by all regulators or customers, may require additional data to support approval or certifications or may not produce optimal transfusable blood components. For example, jurisdictions differ in the definition of what constitutes a transfusable unit of platelets and in certain jurisdictions, our approved label claims and the definition of a viable platelet unit for transfusion may allow for a significantly lower or higher platelet count per volume than certain jurisdictions may allow. This variability in platelet count per volume may result in differences in platelet quality once processed and stored using INTERCEPT, and if customers experience sub-optimal platelet quality following INTERCEPT treatment, they may limit their adoption of INTERCEPT or consider adoption of competing blood safety technologies over INTERCEPT.

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

We are also required to comply with applicable FDA and other regulatory post-approval requirements relating to, among other things, labeling, packaging, storage, advertising, promotion, record-keeping and reporting of safety and other information. In addition, our manufacturers and their facilities are required to comply with extensive FDA and foreign regulatory authorities’ requirements, including, in the U.S., ensuring that quality control and manufacturing procedures conform to cGMP and current QSR requirements. We must also comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or a violation or any other federal or state law that applies to us, such as laws prohibiting false claims for reimbursement. In addition, our reputation could be damaged and adoption of the products could be impaired.

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

Any modifications to the platelet, plasma or cryoprecipitation systems could be determined to significantly affect their safety or effectiveness, including significant design and manufacturing changes, or determined to constitute a major change in their intended use, manufacture, design, components, or technology which would require approval of a new premarket approval application, or PMA, or PMA supplement. Further, any modification to our plasma system may have an impact on the cryoprecipitation system, which may similarly require approval of a new PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new submissions or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, we are redesigning the illuminators used in the platelet and plasma systems and may need to further redesign the illuminator. We will need to obtain regulatory approval of any future redesign of the illuminator before it can be commercialized. The FDA will require a new PMA for our platelet and plasma systems or cryoprecipitation for use with our new LED based illuminator. Generating data from the new illuminator may be time consuming, expensive or unsuccessful. In addition, in order to address the entire market in the U.S., customers will need to change their operating practices to conform to our product specifications or we will need to obtain approval for additional configurations of the platelet system, as discussed in greater detail above under “Risks Related to Our Business and Industry—Our platelet and plasma products and product candidates are not compatible with some collection, production and storage methods or combinations thereof.” Should we decide not to pursue or otherwise fail to obtain FDA and foreign regulatory approvals of any new configurations, our ability to generate product revenue from sales of the platelet system may be impaired and our growth prospects may be materially and adversely affected.

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

Moreover, our business practices are also subject to regulation by national, regional, state and local agencies, including but not limited to the Department of Justice, Federal Trade Commission, HHS Office of Inspector General and other regulatory bodies. For example, on November 29, 2022, we received a civil investigative demand, or the CID, from the U.S. Department of Justice Antitrust Division, or the Division, inquiring regarding contracting and information exchange practices related to our products and services. We are unable to predict how long this investigation will continue or its outcome. At this time, the Division has not initiated any claim or proceeding against us relating to these matters. We are working cooperatively with the Division and are currently in the process of responding to the CID. In addition, we are currently and may again in the future become subject to similar investigations by other state or federal government agencies. If the outcome of the CID or any such similar investigation is unfavorable to us, it may result in changes to our business practices, fines, penalties or administrative sanctions against us, negative publicity and/or other negative actions that could materially harm our financial performance and results of operations, as well as our stock price. In addition, we have incurred and we expect to continue to incur significant costs in connection with the CID, regardless of the outcome, and we could incur significant costs in connection with current or potential future similar investigations, which could harm our ability to achieve our financial performance objectives.

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

In the EEA, the General Data Protection Regulation, or EU GDPR, and in the UK the United Kingdom’s implementation of the EU GDPR, the UK GDPR, which are wide-ranging in scope, imposes detailed requirements, in particular, in relation to the control over personal data by individuals to whom the personal data relates, the information that we must provide to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification, the legal bases for processing personal data, the exceptions that allow us to process special categories of personal data and the use of third-party processors in connection with the processing of personal data. The EU GDPR and UK GDPR also imposes strict rules on the transfer of personal data out of the EEA and United Kingdom respectively, and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to 20 million euros under the EU GDPR, 17.5 million pound sterling under the UK GDPR, or in each case, 4% of the annual global revenues of the non-compliant company, whichever is greater. In addition, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

Risks Related to Government Contracts

A significant portion of the funding for the development of the red blood cell system has come and is expected to continue to come from our BARDA agreements, and if BARDA were to eliminate, reduce, delay, or object to extensions for funding of our agreements, it would have a significant, negative impact on our government contract revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding. Our ability to be paid by the DoD is predicated on our ability to achieve the stated milestones in the agreement and for the DoD to agree with the successful completion of each.

We anticipate that a significant portion of the funding for the development of the red blood cell system in the United States will come from our agreements with BARDA. The original agreement that we entered into in 2016, or the 2016 Agreement, including its subsequent modifications, provides for reimbursement of certain expenses incurred by us for up to approximately $270.2 million to support the development of the red blood cell system. However, the 2016 Agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the 2016 Agreement and the potential exercise of subsequent option periods. To date, BARDA has exercised approximately $185.5 million under the base period of the 2016 Agreement and associated options. BARDA will no longer exercise any unexercised options under the 2016 BARDA Agreement. In September 2024, we entered into a new agreement with BARDA, the 2024 Agreement, which includes potential funding of up to approximately $248 million under a base period and subsequent option periods, similar to the 2016 Agreement. Our ability to access the full amount available under the 2024 Agreement is dependent on our success in completing required tasks under the base period and each option period, if and to the extent any option periods are exercised by BARDA, which it may do or not do in its sole discretion. In addition, BARDA is entitled to terminate either of our BARDA agreements for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. We understand that the 2016 Agreement with BARDA will expire in 2026 and the 2024 Agreement with BARDA will expire in 2030. Under both BARDA agreements, activities covered under the base period and exercised option periods may ultimately take longer than is allowed or cost more than is covered by the respective BARDA agreements, and if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. In addition, should there be a temporary funding shortfall with any of the activities contemplated, we may need to cease, delay or defer completion of the activities until the funding shortfall is resolved, if ever. For example, we know that certain options are expected to run out of approved amounts under the 2016 Agreement in the near-term. We are uncertain how future U.S. government budgets and debt ceiling will affect BARDA funding. We have hired and maintain staffing, as well as having entered into agreements with third parties to perform activities associated with our BARDA agreements. Should we be unable to fully utilize the personnel or third parties as planned, either because of BARDA funding or time limitations, or other reasons, we may be forced to bear costs that we had anticipated would be covered under our BARDA agreements. Moreover, the continuation of our BARDA agreements depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate our agreements should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. Our ability to meet the expectations of BARDA under our agreements is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreements. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreements, our ability to meet the anticipated milestones may be impaired.

There can also be no assurance that our BARDA agreements will not be terminated, that our BARDA agreements will be extended for existing exercised options or through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreements with BARDA. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty, coupled with tight federal budgets, and the lack of congressional unanimity on the national debt ceiling and budget, has led to ambiguity regarding the amount available for government funding. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. While BARDA has provided funding for and has indicated a potential for future funding, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. Furthermore, funding limitations may require certain activities to slow or be deferred which may be impractical to do. In addition, if we are unable to successfully complete contemplated milestones, our agreements with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If our BARDA agreements are terminated or suspended, if there is any reduction or delay in funding under our BARDA agreements, or if BARDA determines not to exercise some or all of the options provided for under the agreements, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted, or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. This in turn would impair our ability to complete ongoing studies or commence new studies.

In addition, under our BARDA agreements, BARDA will regularly review our development efforts and clinical activities. Under certain circumstances, BARDA may advise us to delay certain activities and invest additional time and resources before proceeding. If we follow such BARDA advice, overall red blood cell program delays and costs associated with additional resources for which we had not planned may result. Also, the costs associated with following such advice may or may not be reimbursed by BARDA under our agreements. Finally, we may decide not to follow the advice provided by BARDA and instead pursue activities that we believe are in the best interests of our red blood cell program and our business, even if BARDA would not reimburse us under our agreements.

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

U.S. government contracts typically contain unfavorable provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. For example, under our agreements with BARDA, the U.S. government has the power to unilaterally:

•
audit and object to any BARDA agreement-related costs and fees on grounds that they are not allowable under the Federal Acquisition Regulation, or FAR, and require us to reimburse all such costs and fees;
•
suspend or prevent us for a set period of time from receiving new contracts or grants or extending our existing agreements based on violations or suspected violations of laws or regulations;
•
claim nonexclusive, nontransferable rights to product manufactured and intellectual property developed under the BARDA agreements and may, under certain circumstances involving public health and safety, license such inventions to third parties without our consent;
•
cancel, terminate or suspend our BARDA agreements based on violations or suspected violations of laws or regulations;
•
terminate our BARDA agreements in whole or in part for the convenience of the government for any reason or no reason, including if funds become unavailable to the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response;
•
reduce the scope and value of our BARDA agreements;
•
decline to exercise an option to continue the BARDA agreements;
•
direct the course of the development of the red blood cell system in a manner not chosen by us;
•
require us to perform the option periods provided for under the BARDA agreements even if doing so may cause us to forego or delay the pursuit of other red blood cell program opportunities with greater commercial potential;
•
take actions that result in a longer development timeline than expected;

•
limit the government’s financial liability to amounts appropriated by the U.S. Congress on a fiscal-year basis, thereby leaving some uncertainty about the future availability of funding for the red blood cell program even after it has been funded for an initial period; and
•
change certain terms and conditions in our BARDA agreements.

Generally, government contracts, including our agreements with BARDA, the FDA and the DoD, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed (plus a portion of the agreed fee) and settlement expenses on the work completed prior to termination. Except for the amount of services received by the government, termination-for-default provisions do not permit recovery of fees. In addition, in the event of termination or upon expiration of our BARDA agreements, the U.S. government may dispute wind-down and termination costs and may question prior expenses under the contract and deny payment of those expenses. Should we choose to challenge the U.S. government for denying certain payments under our BARDA agreements, such a challenge could subject us to substantial additional expenses that we may or may not recover. Further, if any of our government contracts are terminated for convenience, or if we default by failing to perform in accordance with the contract schedule and terms, a significant negative impact on our cash flows and operations could result. Our ability to receive funding under our contract with DoD for the development of pathogen reduced, lyophilized cryoprecipitate is based on achievement of milestones which cannot be guaranteed. If we are unable to achieve any of those milestones, funding may be limited, less than expected, or non-existent for that particular milestone, which in all cases would negatively impact our cash flows and financial results.

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

In February 2021, we entered into an Equity Joint Venture Contract with Shandong Zhongbaokang Medical Implements Co., Ltd., or ZBK, to establish Cerus Zhongbaokang (Shandong) Biomedical Co., LTD., or the JV, for the purpose of developing, obtaining regulatory approval for, and eventual manufacturing and commercialization of the INTERCEPT blood system for platelets and red blood cells in the People’s Republic of China. We own 51% of equity in the JV and consolidate the JV. The JV will need to obtain regulatory approval for the INTERCEPT Blood System for Platelets and Red Blood Cells before it can begin commercializing in China. In order to obtain that regulatory approval, the JV may need to run additional clinical studies in China. We cannot assure you the JV will be successful in meeting the endpoint, once defined, or be successful in meeting any other requirements or that it will ever receive regulatory approval. Furthermore, the JV will need to demonstrate compliance with cybersecurity regulations to obtain approval of the illuminator in China. The current illuminator was not designed with current cybersecurity standards and safeguards. Should the JV be unsuccessful in demonstrating compliance with the contemporary cybersecurity requirements, the ability to obtain approval for INTERCEPT platelets in China may also be impaired. If the JV is unable to obtain regulatory approval to sell INTERCEPT in China, our ability to grow our business and achieve significant revenues in China will be negatively impacted. We may be unable to realize a return on any investment in the JV or we may not be able to monetize any profit or otherwise generate meaningful value from our ownership of the JV.

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

We have purchased a last time build of our current model illuminator due to obsolescence of certain components. As a result, we will not be able to continue manufacturing the current model illuminator. We are currently developing the new illuminator which may take an extended period of time to complete and obtain regulatory approval. Until such time as we obtain approval for the redesigned illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. We may seek to obtain regulatory approval in certain geographies with the current model illuminator prior to the new model illuminator becoming available. Should regulators require cybersecurity safeguards of the current model illuminator, we may be unable to satisfy such requirements. We anticipate that we will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. We and our customers rely on the availability of spare parts and replacement components to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts or replace components during the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. We understand that components used in the currently approved illuminator design are no longer commercially available beyond what we have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As components become unavailable or obsolete, we may be required to identify and qualify replacement components for the current model illuminator and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so.

We have signed an agreement with a supplier to produce the new redesigned illuminator. Some of the new components require long order lead times and have required that we procure the components in advance of receiving regulatory approval in order to satisfy demand for our products. While we have validated this new supplier for the redesigned illuminator, until we obtain regulatory approvals and sell our newly designed illuminator, sales of illuminators will be limited to the quantity of the current model illuminator that we have on hand. Furthermore, our ability to maintain the existing installed base of current model of illuminators is limited, in some cases, to the existing stockpiled components that we have on hand and our ability to calibrate light dose on such illuminators is limited to maintaining the bulbs required to operate a calibration station and external radiometers. Any failure to, or delays in, receiving regulatory approvals for the redesigned illuminator, or increased costs associated with mitigating any such delays, could materially and adversely affect our business, financial condition, results of operations and growth prospects and impair our sales and ability to penetrate new markets. Our inability to efficiently and timely convert the existing illuminators in the field to the new illuminator, if approved, could negatively impact our ability to maintain the existing installed base.

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

In addition, we may not receive timely or accurate demand information from distributors or direct customers, or may not accurately forecast demand ourselves for the INTERCEPT Blood System. Should actual demand for our products exceed our own forecasts or forecasts that customers provide, we may be unable to fulfill such orders timely, if at all. Should we be unable to fulfill demand, our reputation and business prospects may be impaired.

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

Until we sell sufficient INTERCEPT Blood System for Cryoprecipitation kits to blood center affiliate organizations, expand the number of manufacturing partners producing IFC for us, our IFC sales will be limited. Additionally, because IFC are products derived from our INTERCEPT Blood System for plasma, any supply disruptions or failures that could impact our plasma system will have a negative direct impact on the production of IFC. The pricing for plasma derived products has become increasingly competitive and has placed a strain on the availability of plasma for production of IFC. Should this constraint escalate or be prolonged, our costs may increase, or we may be unable to meet the demand we and others have generated for IFC. Should that occur, the dependability of a consistent supply may be called into question and customers and prospective customers may choose not to use IFC for their operations. We currently have no experience with customer expectations regarding turnover or inventory levels of IFC held at either our blood center manufacturing partners or at the hospitals themselves. Our IFC product has a shelf life of five days from thaw before it expires. To mitigate product expiration, should hospitals require that we use a consigned inventory model whereby unused product at the hospital at expiration is replaced with fresh product at reduced or no cost to the hospital, we may need to keep additional inventory or manufacture IFC above levels generating an economic return, which could adversely affect our results of operations and financial condition.

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

With respect to the manufacture of our products, our third-party manufacturers source components and raw materials for the manufacture of the INTERCEPT processing sets. Certain of these components are no longer commercially available, are nearing end-of-life or are available only from a limited number of suppliers. We and our third-party manufacturers do not have guaranteed supply contracts with all of the raw material or component suppliers for our products, which magnify the risk of shortage and obsolescence and decreases our manufacturers’ ability to negotiate pricing with their suppliers. For example, a solvent used in the manufacture of the plastic beads for the compound adsorption devices used for our products is no longer available. Accordingly, we purchased all remaining existing material. We will need to qualify plastic beads produced with a new solvent prior to consuming available inventory levels. If we are unable to use all of the raw material produced during the final production run, or if the final material produces suboptimal results, we may require customers to modify their operating practices, or run out of material before an alternate material can be qualified. Moreover, we may be required to impair or write-off the value of any unused last-time-buy raw materials or components. Customers may object to changes in operating practices or changes to the instructions for use, and a potential negative impact on their operations as a result of the use of this material, could impair our reputation or customer acceptance of our products. Changes in environmental, safety or other regulations may require change to our products which would result in increased distraction of personnel and increased cost. For instance, certain plasticizers may be phased out. Should that occur, finding, validating and demonstrating comparability of an alternative may be time consuming and costly, if feasible at all. Any shortage, obsolescence or discontinuation of raw materials, components or accessories or our inability to control costs associated with raw materials, components or accessories, could increase our costs to manufacture our products or increase our costs to supply our customers. Further, if any supplier to our third-party manufacturers is unwilling or unable to provide high quality raw materials in required quantities and at acceptable prices, our manufacturers may be unable to find alternative sources or may fail to find alternative suppliers at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Furthermore, we do not yet know whether or not certain components or accessories used by blood center operators or used in the production of INTERCEPT will comply with the new standards under the MDR. Failure to comply with the new standards timely may result in a disruption to blood center operations or the manufacture of the INTERCEPT Blood System. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer, we could experience cancellations of customer orders, refusal by customers to accept deliveries or a reduction in our prices and margins to the detriment of our financial performance and results of operations.

Risks Related to Our Financial Condition and Capital Requirements

We expect to continue to generate losses and we may never achieve a profitable level of operations.

Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. While our net losses have recently narrowed, at our expected and guided sales levels of the platelet, plasma and cryoprecipitation systems, and of IFC, our costs to manufacture, distribute, market, and sell our products, support the systems and develop new products will likely be in excess of our product revenue. In particular, it is expensive and time consuming to continually address ever-changing regulatory requirements whether those changes are due to changes in the requirements or changes in our products to expand or maintain our products’ label claims. Furthermore, the cost of complying with increased oversight and changing requirements under U.S. GAAP, the SEC and PCAOB and other administrative regulators are expected to continue to increase and may be unsustainable or increase faster than the anticipated revenue growth. In addition, we expect to incur additional research and development costs associated with the development of different configurations of existing product candidates and products and our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies or registry studies we are and may be required to conduct in connection with the approvals of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., and completing activities to support a potential new MDR application to obtain a CE Certificate of Conformity and to affix the CE Mark to the red blood cell system in the EU. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities. In addition, we may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales.

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

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures and other factors including recent and potential U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs put in place over the past two years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, costs to transport our products may increase and access to timely shipping may be limited. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs not reimbursed by our BARDA agreements will be prolonged in connection with our failure to obtain approval of our MDR application and the potential submission of a new MDR application. Development costs not covered by our BARDA agreements may increase if existing clinical data is insufficient for us to either submit or potentially obtain approval of any such new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

As of September 30, 2024, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $83.4 million. All of our current and future assets, except for intellectual property and certain investments in subsidiaries and affiliates, are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. In addition, our failure to comply with certain financial covenants could result in the lenders obtaining a security interest in our intellectual property. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement. Unless we prepay the principal amount due or meet the requirements for and choose to extend the interest only period of the Term Loan we will be required to make principal payments beginning in April 2026 until March 1, 2028 if not repaid sooner.

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

We will need to maintain and may need to increase our competence and size in a number of functions, including sales, deployment and product support, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with U.S., EU, South American, Asian and local standards and practices, including regulatory, legal and tax requirements, some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. Currently, we, third-party suppliers and vendors and customers are experiencing an extremely tight labor market exacerbating our ability to attract and retain talent. Furthermore, a significant component of our employee compensation and retention practice involves stock-based compensation. Given the pull back in our stock price, key talent may not find our stock-based compensation to be a compelling reason to stay employed at Cerus. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the product revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition. Furthermore, we may choose to seek alternative ways to sell or treat blood components with our products. These may include new business models, which may include selling kits to blood centers, performing inactivation ourselves, staffing blood centers or selling services or other business model changes. We have no experience with these types of business models, or the regulatory requirements or licenses needed to pursue such new business models. We cannot assure you that we will pursue such business models or if we do, that we will be successful. For example, in early 2021, we formed a joint venture with a Chinese entity with the intent to develop and commercialize blood transfusion products to enhance blood safety in the People’s Republic of China. Our involvement in the joint venture may be a distraction for our management and impair our ability to successfully and timely manage our other operations. Additionally, the operations of the joint venture may require future capital infusion from us and we may never see a return from our investment in the joint venture.

Adverse market and economic conditions may exacerbate certain risks affecting our business.

Sales of our products are dependent on purchasing decisions of and/or reimbursement from government health administration authorities, distribution partners and other organizations. As a result of adverse conditions affecting the global economy and credit and financial markets, disruptions due to political instability, terrorist attacks or war, economies and currencies largely affected by declining commodity prices, inflationary pressures or otherwise, these organizations may defer purchases, may be unable to satisfy their purchasing or reimbursement obligations, or may delay payment for the INTERCEPT Blood System, and of which could adversely affect our business, financial condition, results of operations and growth prospects.

In the past, a meaningful amount of our product revenue has come from sales to distributors for the Russian and CIS country markets, as well as Middle Eastern markets. While we believe that all patients wanting access to INTERCEPT-treated blood components should have access, Russia’s ongoing war against Ukraine and the elevated U.S. and EU sanctions imposed against Russia and Belarus has made servicing our distributors in Russia and Belarus more difficult. Additionally, the state of war between Israel and Hamas, the escalating conflict between Israel and Hezbollah, and the risk of a larger regional conflict may affect our business. We understand that certain of our products are now prohibited to be sold under U.S. sanctions against Russia. While we have received a license to continue ensuring that Russian and Belarusian patients can receive INTERCEPT products, we cannot assure you that the license will be effective for an extended period of time, if at all. Even though we obtained the license, banking restrictions have made transacting with Russian and Belarusian customers much more difficult. If these challenges persist or worsen, we may not be able to continue transacting with those customers. Furthermore, because of the severe devaluation of the Russian ruble in the currency markets, our products have become more costly for the Russian market. Should the situation persist or worsen, including additional sanctions in response to the war, we may be unable to service our Russian and Belarusian distributors. Furthermore, a larger portion of the Russian economy may be spent fighting the war against Ukraine which may have a negative impact on overall healthcare budgets. Weakness and/or instability in worldwide oil demand and/or prices, civil, political and economic disturbances and any potential spillover effect may have a negative impact on markets that we service.

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

We are highly dependent upon our executive management team and other critical personnel, including our specialized research and development, regulatory and operations personnel, many of whom have been employed with us for many years and have a significant amount of institutional knowledge about us and our products. We do not carry “key person” insurance. If one or more members of our executive management team or other key personnel were to retire or resign, our ability to achieve development, regulatory or operational milestones for commercialization of our products could be adversely affected if we are unable to replace them with employees of comparable knowledge and experience. In addition, we may not be able to retain or recruit other qualified individuals, and our efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, significant amounts of internal historical knowledge and expertise could become unavailable to us. We also rely on our ability to attract, retain and motivate skilled and highly qualified personnel in order to grow our company. Our depressed stock price negatively impacts our ability to provide perceived valuable equity compensation to our employees, including executive management. Competition for qualified personnel in the medical device and pharmaceutical industry is very intense. Labor shortages of qualified personnel is expected to persist for the foreseeable future and has required that we broaden our searches and change the way we operate. If we are unable to attract, retain and motivate quality individuals, our business, financial condition, ability to perform under our BARDA agreements, or results of operations and growth prospects could be adversely affected. Even if we are able to identify and hire qualified personnel commensurate with our growth objectives and opportunities, the process of integrating new employees is time consuming, costly and distracting to existing employees and management. Such disruptions may have an adverse impact on our operations, our ability to service existing markets and customers, or our ability to comply with regulations and laws.

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

The market price for our common stock has varied between a high of $2.42 on March 6, 2024, and a low of $1.62 on May 3, 2024, in the nine-month period ended September 30, 2024. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

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

CERUS CORPORATION

Date: October 31, 2024	/s/ Kevin D. Green
Kevin D. Green
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)