Form 10-K
period 2024-12-31
CERUS CORP
filed 2025-02-26
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock listed on the Nasdaq Global Market, was $240 million. (1)

As of February 6, 2025, there were 185,789,815 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

(1) Based on a closing sale price of $1.76 per share on June 28, 2024. Excludes 49.0 million shares of the registrant’s common stock held by executive officers, directors and stockholders that the registrant has concluded were affiliates at June 30, 2024.

FORM 10-K

For the Fiscal Year Ended December 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 1A, “Risk Factors.” These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements about:

•
the impact of macroeconomic developments, including escalating trade tensions and the ongoing conflict between Ukraine and Russia on our business and operations as well as the business or operations of our customers, manufacturers, research partners, and other third parties with whom we conduct business;
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
•
the timing or likelihood of regulatory submissions and approvals and other regulatory actions or interactions, including whether we will submit a new application for conformity assessment to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system, whether data exist to support a classification of compounds for approval, whether existing clinical data would be sufficient to either submit or potentially obtain approval of any such new application, and whether our planned modular premarket approval, or PMA, application for the red blood cell system will be submitted to the U.S. Food and Drug Administration, or FDA, on the timeline we anticipate or at all;
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
•
We may be unable to develop and maintain an effective and qualified commercial organization or educate blood centers, clinicians and hospital personnel. As a result, we may not be able to successfully educate the market on the value of pathogen reduction or commercialize our products.
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
•
We may continue to generate losses and never achieve a profitable level of operations.
•
If we fail to obtain the capital necessary to fund our future operations or if we are unable to generate continued positive cash flows from our operations, we will need to curtail planned development or sales and commercialization activities.
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

Our INTERCEPT Blood System is intended for use with blood components and certain of their derivatives: platelets, plasma, red blood cells and to produce INTERCEPT Fibrinogen Complex, or IFC, and pathogen reduced plasma, cryoprecipitate reduced. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received a broad range of regulatory approvals and certification, including but not limited to FDA approval in the U.S., CE Certificates of Conformity delivered in accordance with the Medical Devices Directive 93/42/EEC, or MDD, and the Medical Devices Regulation 2017/745, or MDR, permitting us to affix the CE Mark to our products and place them on the market in the European Union and other jurisdictions that recognize the CE Mark, and are being marketed and sold in a number of countries around the world, including the U.S., certain countries in Europe, the Commonwealth of Independent States, or CIS, the Middle East, and Latin America and selected countries in other regions of the world. Additionally, we have received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. The INTERCEPT Blood System for Cryoprecipitation uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. In addition, the INTERCEPT Blood System for Cryoprecipitation is used to produce pathogen reduced plasma, cryoprecipitate reduced. We currently sell the platelet and plasma systems using our direct sales force and through distributors and sell IFC or disposable kits to manufacture IFC in the U.S. using our direct sales force. If we are unable to gain or maintain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including in the U.S., we will have difficulties achieving and maintaining profitability.

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development. In the U.S., we are currently conducting a Phase 3 clinical trial - the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, un-treated, red blood cells. With respect to our MDR application in the European Union, or EU, we announced in October 2024 that the Dutch Medicines Evaluation Board, or CBG, the Competent Authority for the red blood cell system, reviewed the active pharmaceutical ingredient module of our MDR application and concluded that the data included in the module were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, our Notified Body for the red blood cell system, we are assessing strategies for a potential new MDR application, including data to address the classification questions raised by CBG. We cannot predict with certainty when, if ever, we will be able to satisfactorily address CBG’s conclusions and as such, cannot predict if or when we will submit a new MDR application for the red blood cell system and, if submitted, when a decision concerning certification would occur. In addition, as a result of the failure to obtain approval of our MDR application, our product development costs will be ongoing. See also the risk factor entitled “The red blood system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Annual Report on Form 10-K.

Contribution margins from our sales is likely to be less than the cost of our operating expenses. In order to successfully commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products and product candidates, which, together with anticipated increased selling, general and administrative expenses, are expected to result in substantial operating losses. Accordingly, we may never achieve a profitable level of operations in the future.

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
•
U.S. Phase 3 acute anemia clinical trial, known as the ReCePI study, completed in 2024
•
Additional U.S. studies also planned
•
European Phase 3 acute anemia clinical trial completed in 2014; European Phase 3 chronic anemia clinical trial completed in 2017
•
Resubmission of application for CE Certificate of Conformity under MDR would be required in order to potentially obtain marketing approval in Europe

INTERCEPT Blood System—Cryoprecipitation	• FDA approval in November 2020 • U.S. agreement with certain blood center manufacturing partners • Limited commercialization in the U.S.

INTERCEPT Blood System for Platelets, Plasma and Cryoprecipitation

The platelet system and plasma system are designed to inactivate blood-borne pathogens in platelets and plasma donated for transfusion. Both systems received a CE Certificate of Conformity permitting us to affix the CE Mark in the European Economic Area, or EEA, and FDA approval in the U.S. and are currently marketed and sold in a number of countries around the world including the U.S., countries in Europe, the CIS, the Middle East and selected countries in other regions of the world. Separate approvals for use of INTERCEPT-treated platelet and plasma products have been obtained in France and Switzerland. In Germany and Austria, where approvals must be obtained by individual blood centers for use of INTERCEPT-treated platelets and plasma, several centers have obtained such approvals for use of INTERCEPT-treated platelets and INTERCEPT-treated plasma. Many countries outside of the European Union recognize the CE Mark and have varying additional administrative or regulatory processes that must be completed before the platelet system or plasma system can be made commercially available. In general, these processes do not require additional clinical trials. Regardless, some potential customers may desire to conduct their own clinical studies before adopting the platelet system or plasma system. We have received CE Certificates of Conformity to affix the CE Mark in accordance with the MDR for our INTERCEPT platelet and plasma systems which allows us to continue to place our platelet and plasma systems on the European Union market under the new regulatory requirements of the MDR. The FDA has approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in 100% plasma or InterSol in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and as an alternative to gamma irradiation for prevention of transfusion-associated graft versus host disease. We have completed the two post-approval studies that FDA required as part of its approval of the platelet system - a haemovigilance study evaluating the incidence of acute lung injury following transfusion of INTERCEPT-treated platelets as well as a recovery study of platelets treated with the platelet system. The FDA has also approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion.

We have also received FDA approval for the INTERCEPT Blood System for Cryoprecipitation, which uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency and to produce pathogen reduced plasma, cryoprecipitate reduced.

We expect our commercial efforts in 2025 will continue to largely be focused on enabling blood centers that are using INTERCEPT to increase the number of platelet and plasma units produced and made available to patients. In addition, we plan to sell the INTERCEPT Blood System for Cryoprecipitation to certain blood center customers and to sell IFC to hospital customers. In addition, we plan to continue to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. To enable broader patient access to IFC in the U.S., U.S.-based blood centers need to complete process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before IFC can be made available to hospital customers outside of the state of IFC production. We have contracted with several blood centers to produce IFC for us which we sell directly to hospitals and to other blood centers. Of the blood centers that we have contracted with to produce IFC for us, all have received their interstate licenses, or BLAs. Further, the hospital customers of blood centers may need to complete changes to their administrative processes of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories prior to receiving INTERCEPT-treated components. In addition, we estimate that the majority of platelets used in the U.S. are collected by apheresis, which is part of our FDA-approved label for the platelet system, though a significant minority are prepared from pooled random donor platelets derived from whole blood collections. While available in Europe and other regions around the world, in order to gain FDA approval for a pathogen reduction system compatible with triple dose collections and random donor platelets, we will need to perform additional product development and testing, including additional clinical trials, and will need to obtain FDA approval of a PMA supplement. We do not currently have plans to pursue these configurations. In addition, we may pursue development projects for other plasma derived biological products, which may require the submission and approval of additional PMA supplements for the plasma system. We also understand that we will need to obtain new PMAs for our INTERCEPT platelet and plasma systems for use with our new LED-based illuminator. These development activities will be costly and may not be successful should we choose to pursue them. Our failure to seek and obtain FDA and foreign regulatory approvals or certification of new configurations could limit revenues from sales of our products.

INTERCEPT Blood System for Red Blood Cells

The red blood cell system is designed to inactivate blood-borne pathogens in red blood cells intended for transfusion. We completed a series of in vitro and in vivo tests with the red blood cell system, including successfully completing recovery and survival studies measuring red cell recovery twenty-four hours after transfusion. Previously, we terminated Phase 3 clinical trials for acute and chronic anemia using a prior generation of the red blood cell system due to the detection of antibody reactivity to INTERCEPT-treated red blood cells, or RBCs, in two patients in the trial for chronic anemia. The antibody eventually cleared and the subjects had no adverse health consequences. After unblinding the data from the original Phase 3 clinical trials, we found that we had met the primary endpoint in the clinical trial for acute anemia. We evaluated the antibodies detected and developed process changes to diminish the likelihood of antibody reactivity in RBCs treated with our modified process. We have since successfully completed European Phase 3 clinical trials of the red blood cell system for subjects with acute and chronic anemia patients to support an application for a CE Certificate of Conformity. We initially filed an application for a CE Certificate of Conformity for the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed our application for a CE Certificate of Conformity under the new MDR. In October 2024, we announced CBG, the Competent Authority for the red blood cell system, concluded that the data provided regarding the medicinal product or active pharmaceutical ingredient of our MDR application were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, we are assessing strategies for a potential new MDR application, including data to address the classification questions raised by CBG. We cannot predict with certainty when, if ever, we will be able to satisfactorily address CBG’s conclusions and as such cannot predict if or when we will submit a new MDR application for the red blood cell system and, if submitted, when a decision concerning certification would occur. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificate of Conformity” under “Item 1A—Risk Factors” of this Annual Report on Form 10-K.

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

In the U.S., we successfully completed a Phase 2 recovery and lifespan study of INTERCEPT-treated RBCs. Subsequently, we initiated a double-blind Phase 3 clinical study, known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated RBCs when compared to conventional RBCs in regions impacted by the Zika virus epidemic. The RedeS study was expanded to other areas at risk for transfusion-transmitted infections. The FDA has agreed to modify the criteria for a clinical pause if we see three or more treatment emergent antibodies with amustaline specificity without evidence of hemolysis in patients receiving INTERCEPT-treated RBCs in our RedeS study. We are now allowed to continue study enrollment for the RedeS study while we investigate the clinical significance of the antibodies. If we determine that there is no clinical significance and no impact on patients, then there will be no impact on study enrollment. If treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. The trial has been further expanded to include a 6-month chronic phase for subjects requiring simple repeat transfusions and also to include up to thirty patients with Sickle Cell Disease requiring red cell exchange. Subjects that would qualify for inclusion into the chronic phase would be those with conditions such as Sickle Cell Disease, Thalassemia or Myelodysplasia. This expansion of study population requires the inclusion of additional sites beyond the nine currently engaged in the trial up to fifteen. RedeS is a double-blind, controlled, parallel group study where up to 800 subjects will be randomized to receive either 28 days, or 28 days plus 6 months of transfusion support with INTERCEPT-treated RBCs or conventional RBCs, with a primary endpoint of hemoglobin increment following transfusion. These data from the expanded RedeS study, if positive, are expected to support our chronic use assessment in our planned modular premarket approval, or PMA, application for the red blood cell system that we plan to submit to the FDA.

In March 2024, we announced positive topline results from a Phase 3 clinical trial in the U.S., known as the ReCePI study, that was designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. The ReCePI study met its primary efficacy endpoint, demonstrating non-inferiority for INTERCEPT RBCs compared to conventional RBCs as measured by the incidence of acute kidney injury (AKI) following transfusion of study RBCs. A total of 581 patients were enrolled and randomized across 18 clinical study sites. The modified intention-to-treat, or mITT, population included 321 patients requiring RBC transfusions in the trial. Not all enrolled patients required RBC transfusions. Subjects were randomized on a 1:1 basis either to the treatment arm transfused with INTERCEPT RBCs or to the control arm transfused with conventional RBCs. The primary efficacy endpoint was the proportion of subjects experiencing acute kidney injury as an assessment of RBC efficacy in providing tissue oxygenation, measured as an increase in serum creatinine compared to pre-surgery, baseline levels within 48 hours after the surgery. The ReCePI study was and the RedeS study is being funded as part of our initial agreement with BARDA. In addition to successfully conducting and completing the RedeS and ReCePI studies, we also understand that an additional Phase 3 clinical trial including chronic anemia subjects, in vitro studies, and other necessary activities will be required to be successfully completed and submitted to the FDA before the FDA will consider our red blood cell product for approval.

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

Components of the compound adsorption devices used in our platelet and plasma disposable kits are manufactured by many third-parties, including, Porex Corporation, or Porex. In December 2024, we and Porex have entered into a second amended and restated manufacturing and supply agreement that became effective January 1, 2025, or the 2025 Agreement, for the continued supply of the compound adsorption devices. Porex is currently our sole supplier for compound adsorption devices. Under the 2025 Agreement, we and Porex agreed to extend the term of the prior agreement until December 31, 2027. Under the terms of the 2025 Agreement, unit pricing for platelet wafers and plasma disks are set at certain amounts for the first twenty-four months, starting January 1, 2025 with volume based pricing after the first twenty-four months. Commercially viable alternatives, if ever available, are likely several years away.

We also have an amended and restated supply agreement with Purolite LLC, formerly Purolite Corporation, or Purolite, for the supply of raw materials used to make the compound adsorption devices. The amended supply agreement would have expired in April 2025, however it has automatically renewed for an additional year as neither party has delivered notice of its intent to terminate the agreement. The agreement will continue to automatically renew for one year periods unless either party provides notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap.

We have completed the manufacturing for the current model of illuminator and maintain an inventory of those final devices. We have submitted a new application for conformity assessment to obtain a CE Certificate of Conformity to affix the CE Mark to a new illuminator. In the U.S., we will be required to file a new PMA for our INTERCEPT Blood System for both platelets and plasma for use with our new illuminator. Although data is still being developed for the required PMAs, we have completed the redesign of the new illuminator. If we successfully generate the data required for the new PMAs, we cannot predict when, if ever, we will receive approval for use of the platelet and plasma systems with the new illuminator. Until such time as we obtain approval for the redesigned illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. We have contracts for certain critical components and for the manufacture of our new illuminator. However, we do not know if those agreements will be active when our new illuminator is approved, if ever.

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

The American Red Cross represents the largest single portion of the blood collection market in the U.S. and is one of our key customers. While we believe adoption of the INTERCEPT Blood System affords the American Red Cross with many benefits, we cannot guarantee the volume or timing of commercial purchases that the American Red Cross may make.

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

In Germany, decisions on product adoption are made on a regional or blood center-by-blood center basis. While our obtaining a CE Certificate of Conformity permits us to affix the CE Mark and sell the platelet and plasma systems to blood centers in Germany, blood centers in Germany must still obtain both local manufacturing approval and national marketing authorization from the Paul Ehrlich Institute, or PEI, a German governmental regulatory body overseeing the marketing authorization of certain medical products, before being allowed to sell platelet and plasma components treated with the INTERCEPT Blood System to transfusing hospitals and physicians. To date, several blood centers in Germany have received such requisite approvals and authorizations for the platelet system. Given the competitive nature of the German blood banking market, pricing for blood components is relatively low compared to other markets. INTERCEPT-treated platelets received national reimbursement in Germany in 2018 at a premium to untreated platelets. While this dynamic has the potential to generate economic value for blood centers in Germany, we cannot ensure that blood centers will understand or agree on any potential economic and logistical benefits of using INTERCEPT compared to conventional blood components as well as the potential safety benefits of INTERCEPT-treated blood components. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an approved marketing authorization application, or MAA, will first need to obtain one before using the INTERCEPT Blood System. The review period for a new MAA can be twelve months or longer following submission and we cannot predict which German customers or potential customers will obtain an MAA. Without broad approvals of MAA applications obtained by potential German customers, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect the potential for growth in that region. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. We do not yet know if or how German blood centers plan to market and sell to their hospital customers nor do we have the ability to influence and control implementation in hospitals in Germany to administer pathogen-reduced platelets. Should German blood centers be ineffective in marketing and selling INTERCEPT-treated platelets or if hospitals object, or are slow implementing the steps needed to procure and administer pathogen reduced platelets, our market in Germany may be limited or be slow to realize acceptance.

In France, broad product adoption is dependent on a central decision by the Établissement Français du Sang, or EFS, a public organization responsible for all collection, testing preparation and distribution of blood products in France. Our agreements with EFS to supply platelet disposable kits and plasma disposable kits will both expire in October 2025. We also have an agreement with EFS for maintenance services for illuminators that will expire in October 2025. We are discussing new contract terms with EFS for the supply of platelet disposable kits, plasma disposable kits, and maintenance services for illuminators. We cannot provide any assurance that the national deployment of INTERCEPT to treat platelets in France will be sustainable, or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contracts. If we are unable to continue to successfully support EFS’ national adoption of the

INTERCEPT Blood System for platelets, EFS’ use of the INTERCEPT Blood System for Plasma or the final commercial terms of any subsequent contract for platelet or plasma disposable kits are less favorable than the terms under our existing contracts, our financial results may be adversely impacted.

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

The FDA has approved the INTERCEPT Blood System for Cryoprecipitation, which uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency and to produce the derivative product, pathogen reduced plasma, cryoprecipitate reduced. We have entered into manufacturing agreements with certain blood centers to produce IFC for us, though most of these agreements do not contain stated minimum manufacturing commitments of the blood centers. In addition, we have entered into agreements with certain blood centers and blood center affiliate organizations to sell the INTERCEPT Blood System for Cryoprecipitation. In order to successfully commercialize IFC, we will need to generate commercial use data in order to influence the market and sell directly to hospital users and blood center producers of cryoprecipitate. We do not know if IFC will be perceived as clinically, operationally, or economically attractive to hospital customers or at what price, if any, or if the investment needed to sell IFC will be sustainable. Should our sale of kits to produce IFC alienate our contracted manufacturing partners, it may put pressure on the pricing for IFC in the marketplace or limit commercialization of IFC in the U.S. Furthermore, if our contracted manufacturing partners do not produce IFC in sufficient quantities, or at all, we may not be able to meet hospital or blood center demand which would limit our commercial efforts and may impact customer perception of our reliability in the marketplace.

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

We maintain a wholly-owned subsidiary, Cerus Europe B.V., headquartered in the Netherlands, which focuses its efforts on marketing and selling the INTERCEPT Blood System in a number of countries in Europe, the CIS, the Middle East and selected countries in other regions around the world. We have a small scientific affairs group in the U.S. and the Netherlands that supports our commercialization efforts as well as hospital affairs professionals, to help educate hospitals and physicians on our products, clinical trial history and publications. We have a small group of individuals to market and sell IFC in the U.S. We have a small number of employees focused on servicing the markets in Asia-Pacific and Latin American regions and rely primarily on distributors to market and sell our products in those regions.

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

Government Contracts

We operate directly under four contracts with U.S. Federal Agencies, two with BARDA, one with the FDA, and another with the DoD. Revenue from the cost reimbursement provisions under our BARDA and the FDA government contracts varies by year. A portion of our government contract revenue is subject to obtaining approval on audited indirect costs or rates and is subject to termination of the contract at the election of the U.S. government. Our ability to recognize revenue under our contract with DoD for the development of pathogen reduced, lyophilized cryoprecipitate is based on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. In addition, U.S. government contracts typically contain unfavorable provisions and are subject to audit and modification by the government at its sole discretion. Generally, government contracts, including our agreements with BARDA, the FDA, and the DoD, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. See Note 2 in the Notes to Consolidated Financial Statements under “Item 15—Exhibits and Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for information on significant accounting policies related to our government contract revenue and other financial information for the years ended December 31, 2024, 2023 and 2022. Further discussion of the factors impacting our government contracts revenue and the related impact on our ability to operate our business can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factors titled “A significant portion of the funding for the development of the red blood cell system has come and is expected to continue to come from our BARDA agreement, and if BARDA were to eliminate, reduce, delay, or object to extension for funding of our agreement, it would have a significant, negative impact on our government contract revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding” and “Unfavorable provisions in government contracts, including in our contracts with BARDA, FDA and DoD, may harm our business, financial condition and operating results.”

Competition

Our products face a wide variety of competition from entities competing directly with alternative pathogen reduction technologies for platelets and/or plasma, as well as from entities developing and selling blood screening products to detect and prevent contaminated products from being transfused, and from process and procedural decisions involving blood banking operations including but not limited to shortened shelf-life of blood components. Many of our competitors have mature, well-established products or have other products which are sold to U.S. based blood centers and many have more commercial resources than we do. In addition, competitors may choose to seek a lower class of regulatory approval or certification than our products, which may be easier and less costly for them to maintain and may be perceived as sufficient by the marketplace. We believe that the INTERCEPT Blood System has certain competitive advantages over competing blood-borne pathogen reduction methods that are either on the market or known to us to be in development. The INTERCEPT Blood System is designed for use in blood centers, which allows for integration with current blood collection, processing and storage procedures. Certain competing products currently on the market, such as solvent detergent-treated plasma, use centralized processing that takes blood products away from the blood center in order to be treated at a central facility before being shipped back out to the blood centers or hospitals for ultimate transfusion, which may result in higher costs.

Our INTERCEPT Blood System for cryoprecipitation competes with traditional cryoprecipitate, a by-product of thawing frozen plasma and with human plasma derived fibrinogen concentrates. While we believe that IFC has many advantages over competitors, conventional cryoprecipitate and fibrinogen concentrates are well established within hospital use. Hospitals may not perceive the advantage of IFC over the competing products, may perceive the cost of adopting IFC as prohibitive relative to its advantages or compared to competitive products, we may be ineffective in selling blood components directly to hospitals.

In Europe, several companies, including Grifols, Octapharma AG, MacoPharma International and Kedrion Biopharma, are developing or selling commercial pathogen reduction systems or services to treat fresh frozen plasma. Terumo BCT, a subsidiary of Terumo Corporation, has developed a pathogen reduction system for blood products and has received a Class III CE Certificate of Conformity under the MDR and affixed the CE Mark for such system for both platelets and plasma and received Swissmedic approval for platelets treated with their system. MacoPharma has received a CE Certificate of Conformity for a UVC-based pathogen reduction product for platelets. MacoPharma completed a Phase 3 clinical trial in Germany to generate additional data for possible expanded approvals. We understand that Terumo BCT also developed a pathogen reduction system for whole blood receiving a Class II CE Certificate of Conformity. Each of these companies’ products may offer competitive advantages over our INTERCEPT Blood System.

In the U.S., INTERCEPT-treated plasma faces competition from Octapharma AG, which is currently commercializing treated fresh frozen plasma for certain indications in the U.S. Our platelet product faces competition from a number of testing companies currently approved for the detection of pathogens including bacterial and viral pathogens in donated blood products and may face competition from other technologies if approved. We are currently the only approved pathogen reduction product in the U.S. for platelets and therefore subject to Department of Justice, or DOJ, anti-trust oversight.

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

Patents, Licenses and Proprietary Rights

Our commercial success will depend in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2024, we owned 16 issued or allowed U.S. patents and approximately 166 issued or allowed foreign patents related to the INTERCEPT Blood System. Our patents expire at various dates between 2025 and 2042. Recent patent applications will, if granted, result in patents with later expiration dates. Due to the complexity of our products, we believe it is the protection afforded to our products by the portfolio of intellectual property rights that best protect our proprietary system rather than any one particular patent or trade secret. Proprietary rights relating to our planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

Inventory Requirements and Product Return Rights

Our platelet and plasma disposable kits have received regulatory approval and certification for shelf lives ranging from 12 to 24 months. Our INTERCEPT Blood System for Cryoprecipitation has received regulatory approval and certification for a shelf life of 12 months. Although we have regulatory approval and certification for our products in most regions for up to a 24 month shelf life, the FDA has limited our platelet product to an 18 month shelf life. Illuminators and replacement parts do not have regulated expiration dates. We own raw materials, work-in-process inventory for certain components of INTERCEPT disposable kits, finished INTERCEPT disposable kits, illuminators, and certain replacement parts for our illuminators. Our supply chain for certain of these finished goods and separately, components, held as work-in-process on our consolidated balance sheets, may potentially take over one year to sell or complete production before being utilized in finished disposable kits or illuminators. We maintain inventory based on our current and future sales projections, and at each reporting period, we evaluate whether our work-in-process inventory would be used for production within the next 12-month period and evaluate our finished units in order to sell to existing and prospective customers within the next 12-month period. It is not customary for our turnover cycle for finished inventory to exceed twelve months. Instead, we use our best judgment to factor in lead times for the production of our finished units to meet our current demands. Occasionally, we make last-time-buys of certain components or raw materials when such components or raw materials are considered at risk of being discontinued which allows us to ensure continuity of production and sufficient time to develop or identify, qualify and secure alternate raw materials or components. Inventory is recorded at the lower of cost, determined on a first in, first out basis, or market value. We use judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable and frequently review such determinations. We rely on our direct sales team and distributors to provide accurate forecasts of sales in their territory. If our forecasts or those of our distributors are inaccurate, we could face backlog situations or conversely, may produce and carry an abundance of inventory that would consume cash faster than we have currently planned. Generally, we write-down specifically identified unusable, expired, obsolete, slow-moving, or known unsalable inventory that has no alternative use to net realizable value in the period that it is first recognized, by using a number of factors, including product expiration dates, open and unfulfilled orders, and forecasted demands. Any write-down of our inventory to net realizable value establishes a new cost basis that will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent fiscal periods.

We sell the INTERCEPT Blood System directly to blood banks, hospitals, universities, and government agencies, as well as to distributors in certain regions. Generally, our contracts with our customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. We have also entered into agreements with certain blood centers and blood center affiliate organizations to sell the INTERCEPT Blood System for Cryoprecipitation for their production of IFC and sale to their hospital customers. We may encounter pricing challenges and competition between the direct to hospital sales model and kit sale to blood center model. To the extent that our blood center manufacturing partners do not produce sufficient quantities, or at all, we may choose to buy treated IFC from other blood centers to meet demand from hospitals or other blood centers that do not make IFC, which may negatively impact our gross profit and overall operating returns.

Research and Development Expenses

A significant portion of our operating expenses is related to research and development, and we intend to maintain a balanced yet strong commitment to our research and development efforts. As we look ahead, we anticipate that maintaining compliance with regulatory requirements and obtaining potential PMA supplements for the platelet and plasma systems or post market approval requirements will require substantial continued investment in research and development activities, as will our ongoing clinical, development and chemistry manufacturing and control, or CMC, work for our red blood cell system in Europe as well as our whole-blood initiative in collaboration with the FDA and lyophilized IFC development initiative in collaboration with the DoD. In the U.S., we expect to incur research and development expenses associated with pursuing a new PMA for both the platelet and plasma systems for use with the new LED-based illuminator and licensure of the red blood cell system including the RedeS study, an additional Phase 3 clinical trial including chronic anemia subjects, in vitro studies, and other activities necessary to pursue FDA approval of our red blood cell system. To the extent available, many of the U.S. red blood cell activities may be reimbursed by BARDA, though no guarantee can be made that our progress will be satisfactory to BARDA or that funds will be available to either BARDA or us. Similarly, most of our whole blood program is expected to be reimbursed by the FDA, though no guarantee can be made that our progress will be satisfactory to the FDA or that funds will be available to the FDA or us. Our ability to receive funding under our contract with DoD for the development of pathogen reduced, lyophilized cryoprecipitate is based on achievement of milestones which cannot be guaranteed. If we are unable to achieve any of those milestones, funding may be limited, delayed, less than expected, or non-existent for that particular milestone, which in all cases would negatively impact our cash flows and financial results. In addition, we plan to continue spending on new product development and enhancements to our illumination device and next generation of our INTERCEPT Blood System kits, which may increase research and development expenses. See Note 2 in the Notes to Consolidated Financial Statements under “Financial Statement Schedules—Financial

Statements” of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for the years ended December 31, 2024, 2023 and 2022.

Government Regulation

We and our products are comprehensively regulated in the U.S. by the FDA and by comparable governmental authorities in other jurisdictions.

We initially received a CE Certificate of Conformity in accordance with the MDD for our platelet system and separately for our plasma system in 2002 and 2006.

In December 2023, we received CE Certificates of Conformity in accordance with the MDR to affix the CE Mark to our platelet and plasma systems. We must receive a separate CE Certificate of Conformity in accordance with the MDR for the red blood cell system and affix the related CE Mark to permit the product to be sold in the European Union and in other countries recognizing the CE Mark. We filed our application for a CE Certificate of Conformity of the red blood cell system under the MDR in June 2021. In October 2024, we announced the CBG, the Competent Authority for the red blood cell system, concluded that the data provided regarding the medicinal product or active pharmaceutical ingredient of our MDR application were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, we are assessing strategies for a potential new MDR application, including data to address the classification questions raised by CBG. We cannot predict with certainty when, if ever, we will be able to satisfactorily address CBG’s conclusions and as such cannot predict if or when we will submit a new MDR application for the red blood cell system and, if submitted, when a decision concerning certification would occur. In addition, France, Switzerland, Germany, and Austria require separate approvals for INTERCEPT-treated blood products.

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

As a condition to the FDA approval of the platelet system, we were required to conduct two post-approval studies of the platelet system studies - a haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT-treated platelets; and a recovery study of platelets treated with the platelet system. The haemovigilance study was completed, met its endpoint, and results published in a peer-reviewed journal. We have also completed the recovery and survival study of the platelet system and have submitted the data to the FDA. In addition to these studies, the FDA has also required us to perform many studies to support changes to our products and to commit to perform other lengthy post-marketing studies, for which we will have to expend significant additional resources. In addition, there is a risk that post-approval studies will show results inconsistent with our previous studies.

Any modifications to the platelet and plasma systems that could significantly affect their safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in their intended use, manufacture, design, components, or technology requires FDA approval of a new PMA or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The

FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new submissions or approvals are necessary. We will need to obtain new PMA approvals for our platelet and plasma systems for use with our new illumination device. We cannot predict whether or not we will be successful in generating the data required for the new PMAs, or predict when, if ever, we will receive approval for use of the platelet and plasma systems with the new illuminator. Our products could be subject to recall if the FDA or other regulators determine, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. Furthermore, in order to address the entire market in the U.S., we will need to develop and test additional configurations of the platelet system, including making the platelet system compatible with random donor platelets. Our failure to obtain FDA or foreign regulatory approvals of new platelet and plasma product configurations could significantly limit product revenues from sales of the platelet and plasma systems.

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

We supply the INTERCEPT Blood System for Cryoprecipitation to select blood centers that manufacture IFC for us. We also sell the finished IFC made by our manufacturing blood center partners directly to hospitals and in some cases, other blood centers. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete their process validations and obtain site-specific licenses from CBER before we or they can sell finished IFC to hospital customers outside of the states producing IFC. While all of our manufacturing partners have received a BLA from CBER, we plan to continue working with any other U.S.-based blood centers producing IFC to support their licensure applications and any delay in obtaining these licenses would adversely impact the nationwide availability of our finished IFC in the U.S. Furthermore, most of our agreements with blood center manufacturing partners do not contain minimum production requirements. If our blood center manufacturing partners do not produce sufficient quantities of IFC, or at all, our commercialization efforts will be negatively impacted. In late 2023, we learned that Octapharma filed a complaint against the FDA regarding BLAs received by our manufacturing partners. While we understand that the complaint has been settled, it has and may continue slowing the licensure of additional BLAs. In addition, we have entered into certain agreements with blood centers and blood center affiliate organizations to sell the INTERCEPT Blood System for Cryoprecipitation kits which will allow those blood centers and blood center affiliate organizations to produce finished IFC for their own sales efforts to hospitals.

We believe that in deciding whether the INTERCEPT Blood System is safe and effective regulatory authorities have taken, and are expected to take, into account whether it adversely affects the therapeutic efficacy of blood components as compared to the therapeutic efficacy of blood components not treated with INTERCEPT. Data from human clinical studies must demonstrate the safety of treated blood components and their therapeutic comparability to untreated blood components. In addition, regulatory authorities will weigh INTERCEPT’s safety, including potential toxicities of the inactivation compounds, and other risks against the benefits of using the system in a blood supply that has become safer. We have conducted many toxicology studies designed to demonstrate the INTERCEPT Blood System’s safety. There can be no assurance that regulatory authorities will not require further toxicology or other studies of our products. As an example, a consultation of additional substances contained within the INTERCEPT RBC Processing Set (Processing Solution and SAG-M Storage Solution) was required and ultimately determined to not support licensure of our application for CE Mark approval. Should we be required to generate data for these ancillary solutions, our resubmission of our application for CE Mark approval and an eventual approval decision may be delayed or not be received at all. Based on discussions with the FDA and European Union regulatory authorities, we believe that data only from laboratory and animal studies, not data from human clinical studies, will be required to demonstrate the system’s efficacy in reducing pathogens. In light of these criteria, our clinical trial programs for the INTERCEPT Blood System consist of studies that differ from typical Phase 1, Phase 2 and Phase 3 clinical studies.

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

Since its enactment, there have been amendments and judicial and Congressional challenges to numerous provisions of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the health care reform measures of the second Trump administration will impact the ACA.

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

Human Capital

As of December 31, 2024, we had 281 employees representing at least 38 nationalities which includes 7 dedicated commercial consultants. Approximately 62% of our global employees are women. In addition, of our U.S. employees, approximately 50% identify as non-white.

Below is additional demographic information about our current employee base as of December 31, 2024.

Cerus Employees	2024
Salaried workforce	267
Managers and above	73
Part-time employees	16

Average age	46.6 years
Average length of service in years	6.5 years
Employee turnover rate December 31, 2023 to 2024 (voluntary)	8.3%

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

Cerus encourages employees to become involved in their community by volunteering for activities that enhance and serve the communities in which they live and work. Our employees receive a Volunteer Paid Time Off Program allowing employees to get paid for volunteering at a charity of their choice. We also partnered with LinkedIn to provide unlimited access to LinkedIn Learning, a robust online training platform providing employees with continuous learning opportunities. In 2024, we implemented learning paths within the LinkedIn Learning platform, to drive more specialized and focused development for all employees.

Hybrid Workforce

Beyond providing offices and infrastructure for our employees to work, we also allow for remote work and have adopted a hybrid workplace policy. We allow flexible schedules, and support employee information technology needs. In addition, we have provided training to employees and managers on how to work from home and how to manage hybrid employees to ensure that our employees are maintaining their physical, mental and emotional well-being.

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

Health, Wellness and Safety

We are committed to the safety of our employees and communities, from laboratory operations to product development to supplier partnerships. Our goal is to achieve zero serious injuries through continued investment in and focus on our core safety programs and injury-reduction initiatives. We provide access to a variety of innovative, flexible, and convenient health and wellness tools, including flu shots, an onsite gym for our Concord based employees and gym membership reimbursement for all of our global employees.

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

Our business is dependent on our ability to grow and sustain commercialization of the INTERCEPT Blood System for platelets, plasma, and cryoprecipitation in the U.S. Significant product revenue from customers in the U.S. may not occur consistently, if at all, if we are unable to demonstrate that our products are economical, safe and efficacious for potential customers. Similar to our experience in foreign jurisdictions, some potential customers in the U.S. have chosen to first validate our technology or conduct other pre-adoption activities prior to purchasing or deciding whether to adopt the INTERCEPT Blood System for commercial use, which may never occur. Further, new hospital customers of any of our blood center customers will need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories, which may further delay customer adoption in the U.S. These administrative processes necessary for implementation of INTERCEPT are further strained due to the staffing shortages seen globally.

On October 1, 2021, all U.S. blood centers were required to be compliant with the FDA guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion,” or the Final Guidance Document. Although the INTERCEPT Blood System is one of the options available to U.S. blood centers for compliance with the Final Guidance Document, we cannot predict if U.S. customers will continue to adopt, increase use of INTERCEPT, or sustain current levels of INTERCEPT adoption. If we are unable to successfully support the commercialization of our platelet system to U.S. customers that have elected to use the INTERCEPT Blood System, then those customers may be required to adopt competing products in order to comply with the Final Guidance Document. Further, upon adoption, U.S. blood centers may be required to change their historical operating practices to conform to our product specifications, or they or their hospital customers may be required to elect more than one option under the Final Guidance Document in order to comply, or they or their hospital customers may choose competing products to comply with the Final Guidance Document. We may be unable to subsequently convert blood centers that chose competing products to the platelet system, which would limit our market potential. If we are not successful in achieving broad market adoption of the INTERCEPT Blood System in the U.S., we may never generate substantial product revenue, and our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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

In addition to the other risks described herein, our ability to successfully commercialize the INTERCEPT Blood System for platelets, plasma and IFC in the U.S. is subject to a number of risks and uncertainties, including those related to:

•
the impact of macroeconomic developments, such as general political, health and economic conditions, including escalating trade tensions and the Ukraine-Russia conflict, economic slowdowns, recessions, inflation, bank failures, rising interest rates and tightening of credit markets on our business;
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
•
ability to contract with, maintain and add additional blood center manufacturers for the production of IFC and for the contracted blood center manufacturing partners to produce IFC at sufficient quantities and at acceptable quality levels or for other blood centers to contract with us for the purchase of kits and to produce IFC for their own sales efforts;
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

Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We or others may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. Hospital or other blood center customers may purchase IFC as a biologic from us or other blood centers which would be produced by blood center manufacturing partners of ours or another blood center. Should we receive product complaints on the produced IFC product, we may not be able to determine if a problem exists, or from where the problem originated. Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to educate a blood center on the benefits of treating increasing proportions of its platelet units may be negatively impacted. Moreover, there is a risk that further studies that we or others may conduct will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease using our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components, including IFC which we have very limited experience selling directly to hospitals. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. Hospitals may not have adequate staffing levels or may have competing priorities which could delay such system updates, perhaps indefinitely. Similarly, blood centers may have staffing or budgetary constraints or have competing priorities which may delay adoption of our products, including onboarding or producing IFC. Management of complex inventories may require coordination between hospital suppliers, blood centers, or us, which in turn may cause delays in market adoption. In addition, customers may require certain changes to our products for any number of reasons. Complying with such requests may prove costly, and may create complexities surrounding the manufacturing of disposable kits, compliance with regulatory authorities, blood center usage, or inventory management. Conversely, failure to comply with such requests from customers may result in damage to our relationship or the potential loss of customer business.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. Our ability to achieve and maintain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT-treated blood components by the American Red Cross. The American Red Cross is a large organization. Given the large relative size of the American Red Cross, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. We understand that the American Red Cross has competing priorities which are currently preventing them from producing IFC for their own accounts. Until the American Red Cross can produce IFC for their own accounts, they will be dependent on us or other blood centers to supply IFC for sale to their accounts and our ability to source and produce sufficient IFC for the American Red Cross is limited. Furthermore, should the American Red Cross order our products on an inconsistent basis, either by increasing or reducing overall utilization of the INTERCEPT Blood System or by building or depleting inventory levels they hold, our results of operations will be difficult to predict and may fall short of investor expectations. The American Red Cross or other customers may impose business continuity requirements or Environmental, Social and Governance requirements to its suppliers. Should the American Red Cross or other customers impose such requirements to our business, we may be unable to satisfy the requirements without significant disruption to our operations and incurrence of costs, if at all.

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

While we have entered into agreements with Établissement Français du Sang, or EFS, to supply illuminators, platelet and plasma disposable kits, maintenance services for illuminators and ancillary pooling sets to EFS, we cannot provide any assurance that the national deployment of the platelet system in France will be sustainable or that we will be able to secure any contracts subsequent to our existing contract with EFS. If we are unable to continue to successfully support EFS’ national adoption of the platelet system, EFS’ use of the plasma system, our business, results of operations and financial condition may be adversely impacted. Our contracts with EFS do not contain purchase volume commitments and as such, it is challenging to forecast with precision the purchase levels and product demand and fulfill EFS’ orders. Furthermore, EFS contracts are entered into as part of a public procurement process and generally extend for multiple years with little ability to adjust pricing. Our operating margins may be negatively impacted should inflation rise faster than our contracted pricing. In addition, we understand that EFS is inspecting and testing samples of each lot that it purchases from us prior to accepting the products shipped to fulfill orders. We have little insight into the time to test, testing conditions or ultimate results. Other customers may require similar conditions of purchase. Testing may have a negative impact on our ability to recognize product revenue either due to the time it takes to test and approve the release of a shipment or if the customer experiences problems with testing or if testing results are outside of the customer acceptance criteria.

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

We have very limited experience selling directly to hospitals nor do we have prior experience or expertise complying with regulations governing finished biologics. The introduction of new models of doing business require extensive training of our personnel and may lengthen the time it takes for our IFC business to be fully operational. Furthermore, contracting with individual hospitals is time consuming and is often a protracted and bespoke process. Our blood center customers may view the sale of biologics directly to hospitals as a competitive threat, which may adversely affect our customer relationships, could negatively impact our business prospects and could result in loss of business and revenue. Conversely, we may also sell the disposable kits directly to blood centers for the manufacture of IFC for their own account or for hospitals with whom they already have contracts in place. As a result, we may be directly competing with these blood centers for the sale of IFC. These blood centers have more experience and existing contracts with hospitals and may be able to offer synergies that we cannot, each of which may negatively impact our ability to compete successfully.

In addition, until we are successful in selling INTERCEPT Blood System for Cryoprecipitation kits to blood centers or affiliate organizations or hospitals with in-house blood centers, our ability to directly commercialize finished IFC throughout the U.S. is dependent on the approval of manufacturing site BLAs by the FDA or the addition of an increased number of IFC manufacturing collaborations. Furthermore, most of our agreements with blood center manufacturing partners do not contain minimum production requirements. If our blood center manufacturing partners do not produce sufficient quantities of IFC, or at all, our commercialization efforts will be negatively impacted. Delays may impact our ability to supply IFC in sufficient quantities. In addition, in order to market and sell finished IFC to hospital customers throughout the U.S., we may need to identify and validate additional manufacturing partners or sell INTERCEPT Blood System for Cryoprecipitation kits to blood centers or affiliate organizations or hospitals with in-house blood centers. We cannot guarantee that we will be able to successfully negotiate additional agreements with manufacturing partners on terms that are acceptable to us. IFC is a product derived from our INTERCEPT Blood System for plasma. As such, any supply disruptions or failures that could impact our plasma system will have a direct negative impact on the production of IFC. Such supply disruptions could negatively impact our ability to fulfill customer orders, which will have an adverse effect on our business reputation and the successful introduction and adoption of our new products. Further, unless or until we negotiate committed volume purchase agreements with our customers, we can provide no assurance that sales of IFC product will occur in a consistent or predictable manner.

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

We expect our products will continue to encounter significant competition. The INTERCEPT Blood System products and IFC compete with other approaches to blood safety currently in use and may compete with future products that may be developed by others. Our success depends in part on our ability to respond quickly to customer and prospective customer needs, successfully receive and maintain regulatory approvals, and adapt to medical and technological changes brought about by the development and introduction of new products. Competitors’ products or technologies may make our products obsolete or non-competitive. In addition, competitors or potential competitors may have substantially greater financial and other resources than we have. If competitive pathogen reduction products experience significant problems, customers and potential customers may question the safety and efficacy of all pathogen reduction technologies, including the INTERCEPT Blood System. Such questions and concerns may impair our ability to market and sell the INTERCEPT Blood System.

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

In addition, while we believe that IFC has many advantages over competitors, traditional cryoprecipitate and fibrinogen concentrates are well established within hospital use. Even if we are able to generate compelling data regarding the use of IFC over other products or traditional cryoprecipitate, hospitals may not perceive the advantage of IFC over the competing products and we may be ineffective in selling biological agents directly to hospitals or be unable to demonstrate the economic or patient advantages to customers relative to the competitors. Further, competitors may have more experience marketing and selling products directly to hospitals and may try to impede the marketability of our products. If additional BLAs are delayed or are never issued to our manufacturing partners, we may not have enough production capacity to supply demand, especially in states outside of the home states of our manufacturing partners. A byproduct of producing IFC is pathogen reduced cryoprecipitate poor plasma. If we are unable to find a commercial outlet for pathogen reduced cryoprecipitate poor plasma, we will continue to incur costs to discard the byproduct, which will continue to negatively impact our operating results.

If competitors receive regulatory approval, certification, or are able to receive advantageous label claims sooner or less costly than we are able to, the marketability of our products in those geographies will be at a disadvantage. Regulators may not apply the same criteria for our products or competitive products which may require us to incur additional costs, may delay or preclude approval decisions by such regulators, or provide competitors with a market advantage over our products, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses, known as triple dose collections. While we have trained many customers to break down such donations to volumes and doses compatible with our products other prospective customers may not want to modify their operating practices and may therefore choose alternative compliant practices. In order to enable these customers to treat triple dose collections, we would need to develop future configurations of the platelet system, which is not in our current business plan. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. Some blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for the use of INTERCEPT in a manner compatible with triple dose collections, and random donor platelets, we would need to perform additional product development and testing, including the possibility of additional clinical trials. We may also need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Unless and until we decide to pursue and potentially obtain approval of these additional product configurations, we will not be able to fully address those portions of the market, which will continue to limit our product revenue. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. While we are seeking to generate acceptable data for Amicus collected platelets stored in 100% plasma, we cannot assure you that the data will be acceptable to the FDA or that we will receive timely approval, if ever. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product. Given the current blood component shortage, increased collection volumes may not be achievable or use of INTERCEPT may be considered less efficient than other operating practices, particularly in regions such as the U.S. where we do not maintain a seven day platelet storage claim. Given the scarcity of platelets in the U.S., hospitals may choose to take any available and useful platelet unit, whether or not it is treated with INTERCEPT and which blood centers may choose to defer adoption or increased usage of INTERCEPT due to a perceived lack of demand from their hospital customers. Platelet dose requirements vary greatly between regulatory agencies around the world. In areas where approved platelet dosage levels are relatively high, such as the U.S., any loss of platelets by using INTERCEPT may result in a lower produced yield at blood centers. Given the current shortage of platelets in the U.S., blood centers may not want to adopt or increase production of INTERCEPT-treated platelets if they feel it will impact their ability to comply with the relatively high dosage requirements required by the FDA. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the plasma systems. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. In any event, any failures or delays in obtaining FDA, CE Certificates of Conformity and other regulatory approvals for any new configurations or product improvements would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could materially harm our product revenue and prospects for potential future profitability.

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

We are currently conducting clinical trials for our products and product candidates and plan to commence additional clinical trials of our products and product candidates in the future. We cannot be certain that the design or conduct of, or data collected from, these trials will be sufficient to support FDA approval, a CE Certificate of Conformity prior to affixing a CE Mark or any other regulatory approvals outside the U.S. If we fail to produce positive results in our ongoing or planned clinical trials, the development timeline and regulatory approval and commercialization prospects for our products and our product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, interruptions or delays in blood center production of the blood components used for the clinical trial, delays in recruiting subjects to participate in a study, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, extreme weather or other natural forces, terrorist activity or general concerns over employee safety. For example, we experienced delays in our RedeS and ReCePI studies related to the COVID-19 pandemic. In addition, some clinical sites for the RedeS study are located in areas that are subject to disruption by severe weather such as flooding, hurricanes or other natural forces such as earthquakes, which have delayed enrollment and progress of the RedeS study in the past. Moreover, clinical trial enrollment at additional RedeS clinical trial sites have commenced later than previously anticipated, and we are continuing to assess the potential impact of that delay on the anticipated timing for completion of the RedeS study which, if that anticipated timing is delayed, would delay the timing of our planned final PMA module submission. If we are unable to enroll a sufficient number of patients for the RedeS study to generate the data needed for licensure, we will need to reach agreement with the FDA on sufficiency of fewer patients, or a new pathway to generate sufficient data for the red blood cell system, including the potential for additional Phase 3 clinical trials beyond what we are currently contemplating. If we see any treatment emergent antibodies with amustaline specificity without evidence of hemolysis in patients receiving INTERCEPT-treated RBCs in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause, which would cause delay. In any event, we cannot be certain that further delays in the RedeS study or other clinical trials will not occur.

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

We have conducted many toxicology studies to demonstrate the safety of the platelet and plasma systems, and we have conducted and plan to conduct toxicology studies for the red blood cell system throughout the product development process. At any time, the FDA and other regulatory authorities or Notified Bodies may require further toxicology or other studies to further demonstrate our products’ safety, which could delay or preclude regulatory approval and commercialization. Furthermore, any major changes to components used in our products or configuration changes to our products may require additional toxicology studies which may not produce acceptable results. Beyond toxicology studies, changes to our products or the manufacturing process of our products may require additional aging and stability data in order to satisfy regulators and maintain historical label claims. For instance, despite having 24 month aging for our products in many territories around the world, the FDA has limited the shelf life of our platelet product to 18 months for any platelet kit produced using a new solvent for the manufacture of a component. In addition, the FDA or foreign regulatory authorities may alter guidance at any time as to what constitutes acceptable clinical trial endpoints or trial design, which may necessitate a redesign of our product or proposed clinical trials and cause us to incur substantial additional expense or time in attempting to gain regulatory approval. Regulatory agencies weigh the potential risks of using our pathogen reduction products against the incremental benefits, which may be difficult or impossible to quantify.

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

The red blood cell system has not been approved for marketing or commercialization anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary CE Certificate of Conformity and other regulatory approvals for the product or any future iterations or changes to the product. In this regard, in October 2024, we announced that the Dutch Medicines Evaluation Board, or CBG, the Competent Authority for the red blood cell system, reviewed the medicinal product or active pharmaceutical ingredient data of our MDR application for conformity assessment and a CE Certificate of Conformity to affix a CE Mark to our red blood cell system and concluded that the data included in the module were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, our Notified Body for the red blood cell system, we are assessing strategies for a potential new MDR application, including data needed to address the classification questions raised by CBG and the associated timeline. We cannot predict with certainty when, if ever, we will be able to satisfactorily address CBG’s conclusions and as such, cannot predict if or when we will submit a new MDR application for the red blood cell system and, if submitted, when a decision concerning certification would occur. In any event, given the closure of our MDR application without an approval, we do not expect to receive CE Mark approval of the red blood cell system for at least eighteen months from a potential submission, if ever. Moreover, regulators or Notified Bodies may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far for the red blood cell system does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In any event, any failure or further delays in completing the development activities for the red blood cell system would prevent or continue to delay its commercialization, which would materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system.

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

We will need to successfully conduct and complete the ongoing RedeS study in the U.S. and continue to believe that we will also need to conduct and complete, and generate acceptable data from, an additional Phase 3 clinical trial including chronic anemia patients in the U.S., in vitro studies, and other necessary activities before the FDA will consider our red blood cell system for potential approval. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in chronic anemia patients may be difficult or impractical, which could significantly delay or preclude our ability to submit and complete our planned modular PMA application submission on the anticipated timeline or at all and to otherwise obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete the RedeS study or generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. We anticipate the final PMA module submission upon the completion of the RedeS study, assuming that we have generated acceptable Phase 3 chronic anemia data. While we previously anticipated that the completion of the RedeS study and the planned final PMA module submission would occur in the second half of 2026, clinical trial enrollment at additional RedeS clinical trial sites commenced later than previously anticipated and we are continuing to assess the potential impact of that delay on the anticipated timing for completion of the RedeS clinical trial and the planned final PMA module submission. Any delay on the planned final PMA module submission would potentially increase our development costs and delay the potential commercialization of the red blood cell system in the U.S. In any event, for our planned modular PMA application, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, if we are unable to enroll a sufficient number of patients for the RedeS study to generate the data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system, including the potential for additional Phase 3 clinical trials beyond what we are currently contemplating. Moreover, if treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. To date, several S-303 antibody events without evidence of hemolysis have been detected in the RedeS and ReCePI studies. Though we have not seen any clinical significance to date, we have seen antibody formation to S-303 treated red blood cells, and we will need to continue to generate data related to S-303 treatment emergent antibodies. In addition, even though we reported positive topline results from the ReCePI study in the first quarter of 2024, this does not ensure that any other clinical trials of the red blood cell system will be successful, including the RedeS study, nor does it ensure that the data from the ReCePI study will be deemed supportive of regulatory approval by the FDA. In this regard, because non-clinical and clinical data are often susceptible to varying interpretations and analyses, regulatory authorities, including the FDA, may disagree with our interpretation of the data from any of our completed clinical or non-clinical trials and may require additional clinical testing and/or further analyses from completed clinical or non-clinical trials before we can obtain regulatory approval and begin commercialization of the red blood cell system, if at all, any of which could result in increased costs to us, limit our ability to generate revenue and adversely affect our commercial prospects.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for conformity assessment and a CE Certificate of Conformity related to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. In October 2024, we announced that CBG, the Competent Authority for the red blood cell system, reviewed the medicinal product or active pharmaceutical ingredient data of our MDR application and concluded that the data included in the module were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, our notified body for the red blood cell system, we are assessing strategies for a potential new MDR application and the associated timeline. We cannot predict with certainty when, if ever, we will be able to satisfactorily address CBG’s conclusions and as such, cannot predict if or when we will submit a new MDR application for the red blood cell system and, if submitted, when decision concerning certification would occur. In any event, given the closure of our MDR application without an approval, we do not expect to receive CE Mark approval of the red blood cell system for at least eighteen months from a potential submission, if ever. However, we do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to support a potential new MDR application or a CE Certificate of Conformity, even if limited to a target patient population having chronic anemia. We do not know if data from the ReCePI Phase 3 clinical trial will be accepted by TÜV or whether such data would be supportive of expanding the target patient population beyond chronic anemia patients or whether such data will be accepted at all. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals or certification in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval, certification and market acceptance will need to be resolved prior to the initiation of further clinical trials.

If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues, providing satisfactory data surrounding additional medicinal substances and classification of the medicinal product or active pharmaceutical ingredient, securing commercial manufacturing for sufficient volumes or if our manufacturers continue to fail to be able to produce sufficient volumes of the active ingredients or if we are unsuccessful in obtaining subsequent regulatory approvals or certification and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays, including those resulting from the failure to obtain approval of our MDR application for the red blood cell system, can also materially impact our product development costs. When we experience delays in testing, conducting trials or approvals or certification, our product development costs will increase, which may exceed the budgets or timeframe under our BARDA agreements or which costs may otherwise not be reimbursable to us under the BARDA agreements. Even if we were to successfully complete and receive approval or certification for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Moreover, customers may not accept the manual configuration of the product and require us to develop a more operationally scalable version of the system which may not be successful. Currently, our contract with BARDA contemplates development of a more operationally scalable version. If we are unable to access funds contemplated under our BARDA contract for this purpose, for any reason, the development of a more operationally scalable version may require capital investment which may be beyond our means. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system, even if approved for commercial sale.

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

We have obtained approval under the CE Certificate of Conformity based on the MDR for the INTERCEPT Blood System for platelets and plasma. We or our customers have received approval for the sale and/or use of INTERCEPT-treated platelets and plasma within Europe in France, Switzerland, Germany and Austria. Switzerland has accepted to unilaterally recognize CE Marked medical devices. In addition, we or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE Mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law, our inability to maintain compliance with regulations or other factors. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our business, financial condition, results of operations and growth prospects would be materially and adversely impacted.

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

The FDA and other regulatory agencies have in the past, and may in the future, require post-approval studies to be successfully completed to maintain licensure. Successful enrollment and completion of any other post-approval studies will require that we identify and contract with study sites or hospitals that have the desire and ability to participate and contribute to the study in a timely manner, which we may be unable to do in a timely manner or at all. In addition, the FDA may also require us to commit to perform other lengthy post-marketing studies, for which we would have to expend significant additional resources, which could have an adverse effect on our financial condition and results of operations. In addition, there is a risk that post-approval studies will be unsuccessful or show results inconsistent with our previous studies. Should this happen, potential customers may delay or choose not to adopt the INTERCEPT Blood System and existing customers may cease use of the INTERCEPT Blood System. Failure to successfully complete post-marketing studies may place certain restrictions on the use of our products or regulators could suspend or revoke our approvals.

We understand that we will be required to obtain new PMAs for our INTERCEPT Blood System for Platelets and for Plasma with our new LED-based illuminator. We are currently working with the FDA to understand the data requirements for those PMAs. If we are unable to generate the required data for new PMAs, use of INTERCEPT in the United States will be limited to continued use with the existing illuminator, which we have a limited number of devices available and for which we have a limited time that we can continue to support and maintain.

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

If we or our third-party suppliers fail to comply with the FDA’s or other regulatory authorities’ or foreign regulatory authorities’ good manufacturing practice regulations, it could impair our ability to market our products in a cost-effective and timely manner.

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

We understand that we will be required to obtain new PMAs for our INTERCEPT Blood System for Platelets and for Plasma with our new LED-based illuminator. We are currently working with the FDA to understand the data requirements for those PMAs. If we are unable to generate the required data for new PMAs, use of INTERCEPT in the United States will be limited to continued use with the existing illuminator, which we have a limited number of devices available and for which we have a limited time that we can continue to support and maintain.

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

Moreover, our business practices are also subject to regulation by national, regional, state and local agencies, including but not limited to the Department of Justice, Federal Trade Commission, HHS Office of Inspector General and other regulatory bodies. For example, on November 29, 2022, we received a civil investigative demand, or the CID, from the U.S. Department of Justice Antitrust Division, or the Division, inquiring regarding contracting and information exchange practices related to our products and services. The Division closed its investigation on January 15, 2025 without initiating any claim or proceeding against us relating to these matters. We are currently and may again in the future become subject to similar investigations by other state or federal government agencies. If the outcome of the CID or any such similar investigation is unfavorable to us, it may result in changes to our business practices, fines, penalties or administrative sanctions against us, negative publicity and/or other negative actions that could materially harm our financial performance and results of operations, as well as our stock price. In addition, we incurred significant costs in connection with the CID, and we could incur significant costs in connection with potential future similar investigations, which could harm our ability to achieve our financial performance objectives.

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

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in countries outside of the U.S.

In the European Economic Area (“EEA”) (comprised of the 27 EU Member States, plus Iceland, Lichtenstein and Norway), Regulation (EU) 2017/745 on Medical Devices, or the Medical Device Regulation (“MDR”) and its associated guidance documents and harmonized standards govern many aspects of the regulation of medical devices. This includes device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance.

Medical devices must comply with the General Safety and Performance Requirements (“GSPRs”), set out in Annex I to the Medical Device Regulation. Compliance with these requirements is a prerequisite to affixing the CE mark to devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPRs provided in the Medical Device Regulation and obtain the right to affix the CE mark, medical devices manufacturers must conduct a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low-risk medical devices (Class I with no measuring function and which are not sterile), in relation to which the manufacturer may issue an EU Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires review by a Notified Body. A Notified Body is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical device. Following a successful assessment process, the Notified Body issues a CE Certificate of Conformity. This Certificate and completion of the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EU Declaration of Conformity.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the GSPRs must include the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (1) clinical investigations conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical investigations and scientific literature. Moreover, after a device is placed on the market, it remains subject to significant regulatory requirements that must commonly be fulfilled by the manufacturer or on their behalf.

The Medical Device Regulation includes a number of transitional provisions. Manufacturers of medical devices may only benefit from the transitional provisions if certain conditions are fulfilled. If we or our products fail to comply with the requirements of MDR, then our products may not be permitted to be sold in the EU or other jurisdictions that recognize CE Certificate of Conformity and our results of operations and financial projections would be adversely affected.

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

There have been amendments and executive, judicial and Congressional challenges to numerous provisions of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a manufacturer discount program. It is unclear how any such challenges and the healthcare reform efforts of the second Trump administration will impact ACA and our business. The implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

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

Moreover, in the EU some EU Member states may, after a medical device is CE marked, require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. In December 202, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which has applied as of January 12, 2025, is intended to boost cooperation among EU Member States in assessing health technologies, and, where the medical device is a class IIb or class III medical device or an in-vitro diagnostic medical device of class D, providing the basis for cooperation at EU level for joint clinical assessments in these areas. If the conclusion of these assessments are negative, or compare our products unfavorably with competing products, this may impact our pricing and reimbursement status. If we are unable to obtain or maintain favorable pricing and reimbursement status in EU Member States for our medical devices or medical devices that we may successfully develop and for which we may obtain certification, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system in the United States will come from our agreements with BARDA. The original agreement that we entered into in 2016, or the 2016 Agreement, including its subsequent modifications, provides for reimbursement of certain expenses incurred by us for up to approximately $270.2 million to support the development of the red blood cell system. However, the 2016 Agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the 2016 Agreement and the potential exercise of subsequent option periods. To date, BARDA has exercised approximately $185.5 million under the base period of the 2016 Agreement and associated options. BARDA will no longer exercise any of the remaining options under the 2016 BARDA Agreement. In September 2024, we entered into a new agreement with BARDA, the 2024 Agreement, which includes potential funding of up to approximately $188.4 million under a base period and subsequent option periods, similar to the 2016 Agreement. Our ability to access the full amount available under the 2024 Agreement is dependent on our success in completing required tasks under the base period and each option period, if and to the extent any option periods are exercised by BARDA, which it may do or not do in its sole discretion. In addition, BARDA is entitled to terminate either of our BARDA agreements for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. We understand that the 2016 Agreement with BARDA will expire in 2026 and the 2024 Agreement with BARDA will expire in 2030. Under both BARDA agreements, activities covered under the base period and exercised option periods may ultimately take longer than is allowed or cost more than is covered by the respective BARDA agreements, and if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. In addition, should there be a temporary funding shortfall with any of the activities contemplated, we may need to cease, delay or defer completion of the activities until the funding shortfall is resolved, if ever. For example, we know that certain options are expected to run out of approved amounts under the 2016 Agreement in the near-term. We are uncertain how future U.S. government budgets, executive actions, and debt ceiling negotiations will affect BARDA funding. We have hired and maintain staffing, as well as having entered into agreements with third parties to perform activities associated with our BARDA agreements. Should we be unable to fully utilize the personnel or third parties as planned, either because of BARDA funding or time limitations, or other reasons, we may be forced to bear costs that we had anticipated would be covered under our BARDA agreements. Moreover, the continuation of our BARDA agreements depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate our agreements should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. Our ability to meet the expectations of BARDA under our agreements is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreements. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreements, our ability to meet the anticipated milestones may be impaired.

There can also be no assurance that our BARDA agreements will not be terminated, that our BARDA agreements will be extended for existing exercised options or through the exercise of subsequent option periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreements with BARDA. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty, coupled with tight federal budgets, and the lack of congressional unanimity on the national debt ceiling and budget, has led to ambiguity regarding the amount available for government funding. The U.S. Federal Government has imposed a standardized indirect cost rate on grants administered by the National Institutes of Health. The standardized rates are significantly lower than our current audited indirect rates. While our contracts with BARDA are not currently impacted by these orders, should the U.S. Federal government impose similar restrictions, we would have to absorb many of our indirect costs which would adversely affect our operating results. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. While BARDA has provided funding for and has indicated a potential for future funding, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. Furthermore, funding limitations may require certain activities to slow or be deferred which may be impractical to do. In addition, if we are unable to successfully complete contemplated milestones, our agreements with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If our BARDA agreements are terminated or suspended, if there is any reduction or delay in funding under our BARDA agreements, or if BARDA determines not to exercise some or all of the options provided for under the agreements, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted, or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. This in turn would impair our ability to complete ongoing studies or commence new studies.

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
•
impose restrictions on indirect rates that may be applied to contracts with the federal government;
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

In addition, as a U.S. government contractor, we are required to comply with applicable laws, regulations and standards relating to our accounting practices and are subject to periodic audits and reviews. As part of any such audit or review, the U.S. government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, estimating, compensation and management information systems. Based on the results of its audits, the U.S. government may adjust our agreement-related costs and fees, including allocated indirect costs. This adjustment could impact the amount of revenues reported on a historic basis and could impact our cash flows under the contract prospectively. In addition, in the event that the government determines that certain costs and fees were unallowable or determines that the allocated indirect cost rate was higher than the actual indirect cost rate, the government would be entitled to recoup any overpayment from us as a result. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our agreements, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us, which could cause our stock price to decline. In addition, under U.S. government purchasing regulations, some of our costs may not be reimbursable or allowed under our contracts. Moreover, as a U.S. government contractor, we maintain plans to ensure compliance with nondiscrimination and regulatory requirements for qualified employees on the basis of gender, race, disability and veteran status. Consequently, we may be subject to executive orders and regulatory changes affecting various aspects of our operations, including compliance with nondiscrimination plans. Any required elimination or modification of such plans in response to new executive orders could pose challenges in hiring or retaining employees and may lead to other adverse operational impacts. Failure to comply with these requirements could expose us to administrative, civil, or criminal liabilities, including fines, penalties, repayments or suspension or debarment from eligibility from future U.S. government contracts. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to solely private sector commercial companies.

Risks Related to Our Reliance on Third Parties

We rely on third parties to market, sell, distribute and maintain our products and to maintain customer relationships in certain countries.

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in certain regions. We rely on these distributors to obtain and maintain any necessary in-country regulatory approvals, as well as market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. Generally, our distribution agreements require distributors to purchase minimum quantities in a given year over the term of the agreement. Failure by our distributors to meet these minimum purchase obligations may adversely affect our financial condition and results of operations. In addition, failure by our distributors to provide an accurate forecast impacts our ability to predict the timing of product revenue and our ability to accurately forecast our product supply needs. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. For example, our distributors may fail to sell product inventory they have purchased from us to end customers or may sell competing products ahead of or in conjunction with INTERCEPT. In addition, initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. We have a finite number of illuminators that can be produced under the current approved configuration before a redesigned and approved illuminator is available. Our ability to continue to support and provide spare parts for the existing illuminators is limited. Accordingly, distributors may need to purchase and either sell or own an equivalent number of new LED-based illuminators that are used in their geographies in order to continue servicing their customers. Distributors may be unable to afford to purchase that many new illuminators, which may require us to provide financing, or may choose to no longer sell INTERCEPT to customers in their geographies. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Further, we have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. In Russia and Belarus, our illuminators and related spare parts are subject to sanctions. We have a number of installed illuminators in Russia and Belarus that require routine maintenance and replacement of spare parts in order to remain in service. We are currently permitted to supply illuminators and spare parts to service existing illuminators installed in Russia and Belarus, under certain conditions and requirements under a special license exception. If the special license exception becomes unavailable to us or if we are unable to meet the conditions and requirements under the special license exception in the future, we will be unable to sell new illuminators or provide spare parts to maintain the installed devices in Russia and Belarus, which would impact our financial results. Additionally, if new sanctions restrictions are placed on our ability to continue to support our business in Russia, Belarus, or other CIS countries, then we may decide to cease that business which would have a detrimental impact on our financial results, our reputation in those countries, and the eligibility of our Russian and Belarusian distributors to participate in public contracts.

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

We have purchased a last time build of our current model illuminator due to obsolescence of certain components. As a result, we will not be able to continue manufacturing the current model illuminator. We are currently developing the new illuminator which may take an extended period of time to complete and obtain regulatory approval. Until such time as we obtain approval for the new LED-based illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. We may seek to obtain regulatory approval in certain geographies with the current model illuminator prior to the new model illuminator becoming available. Should regulators require cybersecurity safeguards of the current model illuminator, we may be unable to satisfy such requirements. We anticipate that we will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. We and our customers rely on the availability of spare parts and replacement components to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts or replace components during the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. We understand that components used in the currently approved illuminator design are no longer commercially available beyond what we have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As components become unavailable or obsolete, we may be required to identify and qualify replacement components for the current model illuminator and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so.

We have signed an agreement with a supplier to produce the new LED-based illuminator. Some of the new components require long order lead times and have required that we procure the components in advance of receiving regulatory approval in order to satisfy demand for our products. While we have validated this new supplier for the new LED-based illuminator, until we obtain regulatory approvals and sell those, sales of illuminators will be limited to the quantity of the current model illuminator that we have on hand. Furthermore, our ability to maintain the existing installed base of current model of illuminators is limited, in some cases, to the existing stockpiled components that we have on hand and our ability to calibrate light dose on such illuminators is limited to maintaining the bulbs required to operate a calibration station and external radiometers. Any failure to, or delays in, receiving regulatory approvals for the redesigned illuminator, or increased costs associated with mitigating any such delays, could materially and adversely affect our business, financial condition, results of operations and growth prospects and impair our sales and ability to penetrate new markets. Our inability to efficiently and timely convert the existing illuminators in the field to the new illuminator, if approved, could negatively impact our ability to maintain the existing installed base.

In order to increase and diversify manufacturing capacity, our manufacturing partners have in the past, and may in the future, require us to pay for capital investments in whole or in-part in order to offset the impact of cash flows and risk. To meet the growing demand for our products and to invest in future quality improvements and gross margin expansion, we have invested in capital equipment, capacity expansion and cost reduction projects with many of our suppliers. These projects may cost more than anticipated, may not produce the anticipated benefits or may be delayed, any of which would potentially limit our expected return on investment and affect our operations. In the event that alternate manufacturers or alternate manufacturing sites are identified and qualified, we will need to transfer know-how relevant to the manufacture of the INTERCEPT Blood System to such alternate manufacturers and manufacturing sites; however, certain of our supplier’s materials, manufacturing processes and methods are proprietary to them, which will impair our ability to establish alternate sources of supply, even if we are required to do so as a condition of regulatory approval. We may be unable to establish alternate suppliers without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review and approvals. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all. Furthermore, in order to gain access to certain markets, local or regional manufacturing may be required for certain production aspects of our products. Such requirements will require additional oversight from a quality and supply chain perspective and will potentially dilute any economies of scale we would have otherwise been able to generate from existing supplier sites.

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

Further, certain distributors and customers require, and potential future distributors or customers may require, product with a minimum shelf life. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we choose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins. In order to meet minimum shelf-life requirements, we may need to manufacture sufficient product to meet estimated forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. Our platelet and plasma systems’ disposable kits have 18 to 24 months shelf lives from the date of manufacture. Should we change or modify any of our product configurations or components, such future configurations of our products may not achieve the same shelf life that existing products have. Given the logistical challenges of producing the products in Europe before shipping to the U.S., we may incur elevated air freight costs, may receive requests by customers to return expired product or we may not be able to supply product to customers in the U.S. timely. In addition, our supply chain has been impacted by worker strikes and other disruptions at ports in which we ship product from and into. Should we encounter such disruptions in the future, we may choose to incur air-freight costs which are much more expensive than ocean shipment and often result in more damage to our products than ocean shipment. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. We have entered into certain public tenders or may enter into commercial contracts with customers, that call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in penalty fees, permanent harm to our customer relations or loss of customers. In addition, certain large national prospective customers, like those in the UK or Japan, may choose to convert all of their operations to INTERCEPT. Should we or our suppliers encounter any manufacturing issues or if we and our suppliers are not able to build more manufacturing capacity, we may not be able to satisfy all of the global demand or may have to allocate available product to certain customers which may force customers to adopt competing products, which could permanently impact our ability to convert those customers to INTERCEPT users and may negatively impact our customers operations and consequently, our competitive position and reputation. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient.

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

Until we sell sufficient INTERCEPT Blood System for Cryoprecipitation kits to blood center affiliate organizations or expand the number of manufacturing partners producing IFC for us, our IFC sales will be limited. Additionally, because IFC are products derived from our INTERCEPT Blood System for plasma, any supply disruptions or failures that could impact our plasma system will have a negative direct impact on the production of IFC. The pricing for plasma derived products has become increasingly competitive and has placed a strain on the availability of plasma for production of IFC. Should this constraint escalate or be prolonged, our costs may increase, or we may be unable to meet the demand we and others have generated for IFC. Should that occur, the dependability of a consistent supply may be called into question and customers and prospective customers may choose not to use IFC for their operations. To minimize this risk, we may meet hospital or blood center demand and choose to purchase IFC from blood centers outside of our current manufacturing partners which may not be economical. We currently have limited experience with customer expectations regarding turnover or inventory levels of IFC held at either our blood center manufacturing partners or at the hospitals themselves. Our IFC product has a shelf life of five days from thaw before it expires. To mitigate product expiration, should hospitals require that we use a consigned inventory model whereby unused product at the hospital at expiration is replaced with fresh product at reduced or no cost to the hospital, we may need to keep additional inventory or manufacture IFC above levels generating an economic return, which could adversely affect our results of operations and financial condition.

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

Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. While our net losses have recently narrowed, at our expected and guided sales levels of the platelet, plasma and cryoprecipitation systems, and of IFC, our costs to manufacture, distribute, market, and sell our products, support the systems and develop new products may be in excess of our revenue. In particular, it is expensive and time consuming to continually address ever-changing regulatory requirements whether those changes are due to changes in the requirements or changes in our products to expand or maintain our products’ label claims. Furthermore, the cost of complying with increased oversight and changing requirements under U.S. GAAP, the SEC and PCAOB and other administrative regulators may be unsustainable or increase faster than the anticipated revenue growth. In addition, we expect to incur additional research and development costs associated with inflationary pressures on labor and study costs, the development of different configurations of existing product candidates and products and our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies or registry studies we are and may be required to conduct in connection with the approvals of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., performing the agreed-upon activities under our government agreements, legal compliance, and creating, maintaining and defending our intellectual property. Moreover, both our near and long-term capital requirements will require that we continue to invest in capital purchases to support ongoing and proposed studies, in addition to manufacturing capacity expansion to support our growing business. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs will be ongoing in connection with our failure to obtain approval of our MDR application and the potential submission of a new MDR application and would also increase if existing clinical data is insufficient for us to either submit or potentially obtain approval of any such new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities. In addition, we may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales.

If we fail to obtain the capital necessary to fund our future operations or if we are unable to generate sufficient positive cash flows from our operations, we will need to curtail planned development or sales and commercialization activities.

While we have recently been able to generate a sufficient amount of revenue and generate positive net cash flows from operations, we may be unable to sustain those results in the future. If we are unable to continue to produce positive operating cash flows or at sufficient levels, meeting our long-term capital requirements will be, in large part, reliant on continued access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations, if at all, and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreements with BARDA, the FDA, and the DoD, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, including inflationary assumptions, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities. In addition, while our stated goal is to achieve profitability in the future, actual results may be different than our forecasted operating plan and may require that we make certain trade-offs to potentially achieve profitability. Such trade-offs may negatively impact our commercial potential or result in deferrals in development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and our Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, both with MidCap Financial Trust, or MidCap, or potentially pursuant to new arrangements with different lenders. We have borrowed and may in future borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit agreements prior to April 1, 2026, or qualify for and exercise our option to delay amortization to April 1, 2027, the principal amounts outstanding under our Term Loan Credit Agreement will begin amortizing on April 1, 2026 and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital beyond the next 12 months. Should interest rates increase, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders. Moreover, recent developments in the financial services industry could cause us to experience liquidity constraints or failures, hinder our ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, and result in further disruptions or instability in the financial services industry or financial markets. In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from new tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs put in place over the past two years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, costs to transport our products may increase and access to timely shipping may be limited. We may not be able to offset price increases from vendors with price increases to customers at sufficient levels, if at all, which would harm our results of operations. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs not reimbursed by our BARDA agreements will be prolonged in connection with our failure to obtain approval of our MDR application and the potential submission of a new MDR application. Development costs not covered by our BARDA agreements may increase if existing clinical data is insufficient for us to either submit or potentially obtain approval of any such new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

As of December 31, 2024, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $84.2 million. All of our current and future assets, except for intellectual property and certain investments in subsidiaries and affiliates, are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. In addition, our failure to comply with certain financial covenants could result in the lenders obtaining a security interest in our intellectual property. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement. Unless we prepay the principal amount due or meet the requirements for and choose to extend the interest only period of the Term Loan we will be required to make principal payments beginning in April 2026 until March 1, 2028 if not repaid sooner.

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

We will need to maintain and may need to increase our competence and size in a number of functions, including sales, deployment and product support, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with U.S., EU, South American, Asian and local standards and practices, including regulatory, legal and tax requirements, some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. Currently, we, third-party suppliers and vendors and customers are experiencing an extremely tight labor market exacerbating our ability to attract and retain talent. Furthermore, a significant component of our employee compensation and retention practice involves stock-based compensation. Given the pull back in our stock price, key talent may not find our stock-based compensation to be a compelling reason to join or stay employed at Cerus. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the product revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition. Furthermore, we may choose to seek alternative ways to sell or treat blood components with our products. These may include new business models, which may include selling kits to blood centers, performing inactivation ourselves, staffing blood centers or selling services or other business model changes. We have no experience with these types of business models, or the regulatory requirements or licenses needed to pursue such new business models. We cannot assure you that we will pursue such business models or if we do, that we will be successful. For example, in early 2021, we formed a joint venture with a Chinese entity with the intent to develop and commercialize blood transfusion products to enhance blood safety in the People’s Republic of China. Our involvement in the joint venture may be a distraction for our management and impair our ability to successfully and timely manage our other operations. Additionally, the operations of the joint venture may require future capital infusion from us and we may never see a return from our investment in the joint venture.

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

In the past, a meaningful amount of our product revenue has come from sales to distributors for the Russian and CIS country markets, as well as Middle Eastern markets. While we believe that all patients wanting access to INTERCEPT-treated blood components should have access, Russia’s ongoing war against Ukraine and the elevated U.S. and EU sanctions imposed against Russia and Belarus has made servicing our distributors in Russia and Belarus more difficult. Additionally, the resumption of war between Israel and Hamas, the conflict between Israel and Hezbollah, and the risk of a larger regional conflict may affect our business. We understand that certain of our products are now prohibited to be sold under U.S. sanctions against Russia. While we have received a license to continue ensuring that Russian and Belarusian patients can receive INTERCEPT products, we cannot assure you that the license will be effective for an extended period of time, if at all. Even though we obtained the license, banking restrictions have made transacting with Russian and Belarusian customers much more difficult. If these challenges persist or worsen, we may not be able to continue transacting with those customers. Furthermore, because of the severe devaluation of the Russian ruble in the currency markets, our products have become more costly for the Russian market. Should the situation persist or worsen, including additional sanctions in response to the war, we may be unable to service our Russian and Belarusian distributors. Furthermore, a larger portion of the Russian economy may be spent fighting the war against Ukraine which may have a negative impact on overall healthcare budgets. Weakness and/or instability in worldwide oil demand and/or prices, civil, political and economic disturbances and any potential spillover effect may have a negative impact on markets that we service.

Moreover, the new Trump administration has recently imposed tariffs on certain imports, and Canada, China and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these tariffs and potential additional tariffs will have on our business including in the context of escalating trade tensions. However, these tariffs and other trade restrictions could increase our operating costs, reduce our gross margins or otherwise negatively impact our financial results.

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

Moreover, the new Trump administration has called for substantial changes to foreign trade policy and has recently imposed tariffs on certain imports. Canada, China and other countries have responded with retaliatory tariffs on certain U.S. exports. If trade restrictions and tariffs increase our operating costs in the future, and we are not able to recapture those costs from our customers, or if such restrictions or tariffs make it more difficult for us to compete in overseas markets, our business, financial condition and results of operations could be adversely impacted.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, we are aware of an expired U.S. patent issued to a third-party that covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems. In this regard, whether or not we have infringed this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to have infringed any valid claim of this patent, we may, among other things, be required to pay damages. Our patents expire at various dates between 2025 and 2042. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

The market price for our common stock has varied between a high of $2.42 on March 6, 2024, and a low of $1.52 on November 1, 2024, in the twelve-month period ended December 31, 2024. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, which includes our principal executive offices, is located in Concord, California. We lease this facility, which includes 84,631 square feet and includes laboratory space for blood safety research and supports general administrative, marketing and technical support functions. Of the 84,631 square feet, we sublease 14,908 square feet to a subtenant under a three-year lease ending March 31, 2025 and ceased using approximately 15,000 square feet of rentable area of corporate office building in the third quarter of 2023. We are currently marketing our vacant space and subleased space for lease after March 31, 2025. We also lease an office facility in Amersfoort, the Netherlands, which is used for selling and administrative functions. We believe that our current and future facilities will be adequate for the foreseeable future.

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

The audit committee of the board of directors receives periodic reports from our Senior Director, IT & Facilities and third-party experts concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The board of directors also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “CERS”. On February 6, 2025, we had 115 holders of record of our common stock.

Dividends

We have not declared or paid dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

Stock Performance Graph (1)

The following graph shows the total stockholder return of an investment of $100 in cash (and the reinvestment of any dividends thereafter) on December 31, 2019, and tracked the performance through December 31, 2024, for (i) our common stock, (ii) the US Benchmark Medical Suppliers TR, and (iii) the Nasdaq Stock Market (United States) Index. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

Comparison of 5-year Cumulative Total Return on Investment

	December 31,
	2019	2020	2021	2022	2023	2024
Cerus Corporation	$100.00	$163.98	$161.37	$86.49	$51.18	$36.49
Nasdaq US Benchmark Medical Supplies TR	100.00	125.26	151.98	99.65	105.43	95.87
Nasdaq	100.00	135.23	194.24	235.78	226.24	291.03
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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the year ended December 31, 2024, are not necessarily indicative of results that may occur in future periods. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business, including but not limited to the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application for conformity assessment to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system in December 2018 under the Medical Device Directive 93/42/EEC, or MDD, and in June 2021, we completed the resubmission of our application under the MDR. In October 2024, we announced that TÜV-SÜD’s, our Notified Body for the red blood cell system, in consultation with the Dutch Medicines Evaluation Board, or CBG, the Competent Authority for the red blood cell system, reviewed information regarding the medicinal product or active pharmaceutical ingredient of our MDR application and concluded that the data provided were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, we are assessing strategies for a potential new MDR application, including data to address the classification questions raised by CBG. We cannot predict with certainty when, if ever, we will be able to satisfactorily address CBG’s conclusions and as such cannot predict if or when we will submit a new MDR application for the red blood cell system and, if submitted, when a decision concerning certification would occur. In addition, as a result of the failure to obtain approval of our MDR application, our product development costs will be ongoing. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Annual Report on Form 10-K. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. We also recently announced positive topline results from a Phase 3 clinical trial in the U.S., known as the ReCePI study, that was designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. We announced that the ReCePI study met its primary efficacy endpoint, demonstrating non-inferiority for INTERCEPT RBCs compared to conventional RBCs as measured by the incidence of acute kidney injury (AKI) following transfusion of study RBCs. We continue to believe that we will need to conduct and complete, and generate acceptable data from an additional Phase 3 clinical trial in chronic anemia patients in the U.S., in vitro studies, and other necessary activities before the FDA will consider our red blood cell system for potential approval. We anticipate initiating a modular PMA application to the FDA upon the anticipated completion of the RedeS clinical trial. While we previously anticipated that the completion of the RedeS clinical trial and the planned final PMA module submission would occur in the second half of 2026, clinical trial enrollment at additional RedeS clinical trial sites recently commenced later than previously anticipated and we are continuing to assess the potential impact of that delay on the anticipated timing for completion of the RedeS clinical trial and the planned final PMA module submission. In any event, for our planned modular PMA application, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, if we are unable to enroll a sufficient number of patients for the RedeS study to generate the data needed for licensure, we will need to reach agreement with the FDA on sufficiency of fewer patients, or a new pathway to generate sufficient data for the red blood cell system, including the potential for additional Phase 3 clinical trials beyond what we are currently contemplating. We must also demonstrate to the FDA an ability to define, test and meet acceptable specifications for our current manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can initiate our planned modular PMA application submission to and seek regulatory approval of the red blood cell system from the FDA. We do not know whether or not the FDA will have a similar perspective on the information regarding the medicinal product as CBG, or that we will be able to answer such questions satisfactorily, should they arise.

We have agreements with Biomedical Advanced Research and Development Authority, or BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, under which we receive funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of emerging pathogens. The initial agreement currently expires in September 2026 and the new agreement currently expires in September 2030. The ReCePI study was funded and the RedeS and other studies are being funded as part of our initial BARDA agreement and BARDA reimburses us for allowable direct contract costs, as such costs are incurred, and for allowable indirect costs under both agreements. If we are unable to access all of the activities and associated reimbursement amounts for the remaining options available under our new BARDA agreement, we will need to fund the activities required to satisfy the requirements for PMA licensure in the U.S. See the discussion under “Government contracts” below for more information. Should those amounts be inaccessible and should we be unable to self-fund the remaining initiatives, successful completion of the development of the red blood cell system may require us to obtain additional capital in order to obtain any regulatory approvals for and commercialize this product. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment or completion of the RedeS study, our product development costs would likely increase.

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. We commercialize and sell finished IFC made by our manufacturing blood center partners and other blood centers directly to hospitals and indirectly through certain blood centers. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete its process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before we or they can sell finished IFC in interstate commerce. While all of our manufacturing partners have now received their Biologics License Application, or BLAs, from CBER, we plan to continue working with any other U.S.-based blood centers producing IFC to support their licensure applications. Delays in obtaining these licenses have adversely impacted and additional delays will adversely impact the nationwide availability of IFC in the U.S. In addition, we have also entered into certain agreements with blood centers who will purchase the finished IFC from us to sell to their hospital customers, and with blood center and blood center affiliate organizations to sell INTERCEPT Blood System for Cryoprecipitation kits to produce finished IFC for their own sales efforts to hospitals. Furthermore, most of our agreements with blood center manufacturing partners do not contain minimum production requirements. If our blood center manufacturing partners do not produce sufficient quantities of IFC, or at all, our commercialization efforts will be negatively impacted. However, until we sell sufficient INTERCEPT Blood System for Cryoprecipitation kits to blood center affiliate organizations, expand the number of manufacturing partners producing IFC for us, or more blood centers producing IFC receive approval of their BLAs, our IFC sales will be limited.

We have borrowed and, in the future, may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, as described below, or potentially pursuant to new arrangements with different lenders. We have borrowed and may in the future borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit agreements prior to April 1, 2026, or qualify for and exercise our option to delay amortization to April 1, 2027, the principal amounts outstanding under our Term Loan Credit Agreement will begin amortizing on April 1, 2026 and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital. Should interest rates increase, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations, including through the Controlled Equity OfferingSM Sales Agreement, as mended, or the Sales Agreement. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from new tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve in the past has raised, and may again raise, interest rates in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, including as a result of new tariffs imposed by the new Trump administration and retaliatory tariffs imposed by China and other countries, costs to transport our products may increase and access to timely shipping may be limited. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs will be ongoing in connection with our failure to obtain approval of our MDR application and the potential submission of a new MDR application and would also increase if existing clinical data is insufficient for us to either submit or potentially obtain approval of any such new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time our existing operations provide sufficient cash flow to conduct these trials.

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

We understand that we will be required to obtain new PMAs for our INTERCEPT Blood System for Platelets and for Plasma with our new LED-based illuminator. We are currently working with the FDA to understand the data requirements for those PMAs. If we are unable to generate the required data for new PMAs, use of INTERCEPT in the United States will be limited to continued use with the existing illuminator, which we have a limited number of devices available and for which we have a limited time that we can continue to support and maintain.

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

See Note 14, Development and License Agreements, to our audited consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding the 2022 Agreement.

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

The 2016 BARDA Agreement provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under the 2016 BARDA Agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus capped indirect costs, which permit partial recovery of fringe benefits, overhead and general and administrative expenses. As of September 30, 2024, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the 2016 Base Period, and under exercised option periods, or 2016 Option Periods, in an aggregate amount of up to $185.5 million. BARDA will no longer exercise any unexercised options under the 2016 BARDA Agreement.

In September 2024, we entered into a new agreement with BARDA, or the 2024 BARDA Agreement. The 2024 BARDA Agreement builds on the 2016 BARDA Agreement and aims to further advance the development of the red blood cell system. The 2024 BARDA Agreement includes access to funding that is intended to support a planned FDA modular premarket approval application and potential post-approval studies, accelerate development of an improved version of the red blood cell system, and scale up chemistry, manufacturing, and controls activities to enable a broad product launch, if approved. The six-year agreement with BARDA includes a base period, or the 2024 Base Period, with committed funding of up to $32.1 million, and subsequent option periods, or 2024 Option Periods, that, if exercised by BARDA and completed, would bring the total funding opportunity of $188.4 million as of September 30, 2024. We could be responsible for cost sharing of up to $60.1 million which we would satisfy by agreeing to utilize lower fringe, overhead, and G&A rates for select options than we are otherwise allowed to use as supported by audited indirect cost submissions. BARDA will make periodic assessments of our progress, and the continuation of the 2024 BARDA Agreement is based on our success in completing the required tasks under the 2024 Base Period and each 2024 Option Period (if and to the extent any 2024 Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the 2024 BARDA Agreement, including the ability to terminate for convenience at any time. Under the contract, we will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The U.S. Federal Government has imposed a standardized indirect cost rate on grants administered by the National Institutes of Health. The standardized rates are significantly lower than our current audited indirect rates. While our contracts with BARDA are not currently impacted by these orders, should the U.S. Federal Government impose similar restrictions, we would have to absorb many of our indirect costs which would adversely affect our operating results. See Note 14, Development and License Agreements, to our audited consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding our agreements with BARDA.

In September 2020, we entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. Under the agreement, we are reimbursed and will recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The total contract value is $11.1 million. See Note 14, Development and License Agreements, to our audited consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding the agreement with the FDA.

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

Comparability

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses December 31, 2024 and December 31, 2023 items and year-to-year comparisons between 2024 and 2023, respectively. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 5, 2024.

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

The main source of our revenue is product revenue from sales of the INTERCEPT Blood System for platelets and plasma, or the platelet and plasma systems or disposable kits, UVA illumination devices, or illuminators, maintenance services of illuminators, and IFC. We sell the platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. We sell IFC directly to hospital customers in the U.S. using a direct sales force and indirectly through certain blood centers, though we may in the future sell INTERCEPT Blood System for Cryoprecipitation disposable kits to strategic blood centers that are not manufacturing partners for our distribution and sale of IFC. For all sales of our INTERCEPT Blood System products, we use a binding purchase order or signed sales contract as evidence of a contract and satisfaction of our policy. Generally, our contracts with customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. The contracts with customers can include various combinations of products, and to a much lesser extent, services. In contracts where we sell both products and services, we must determine whether these products or services are capable of being distinct and accounted for as separate performance obligations, or are accounted for as a combined performance obligation. We must allocate the transaction price to each performance obligation on a relative standalone selling price, or SSP basis, and recognize the revenue when the performance obligation is satisfied. We determine the SSP by using the historical selling price of the products and services. If the amount of consideration in a contract is variable, we estimate the amount of variable consideration that should be included in the transaction price. Product revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration that we expect to receive in exchange for those products or services. Product revenue from the sale of illuminators, disposable kits, spare parts, storage solutions and IFC are recognized upon the transfer of control of the products to the customer. Product revenue from maintenance services is recognized ratably on a straight-line basis over the term of maintenance as customers simultaneously consume and receive benefits. Freight costs charged to customers are recorded as a component of product revenue. Taxes invoiced to our customers and remitted to governments are recorded on a net basis, which excludes such tax from product revenue.

• Government contract revenue—Revenue related to the cost reimbursement provisions under our government contract agreements is recognized as the allowable direct contract costs plus allowable indirect costs are incurred based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The U.S. Federal Government has imposed a standardized indirect cost rate on grants administered by the National Institutes of Health. The standardized rates are significantly lower than our current audited indirect rates. While our contracts with BARDA are not currently impacted by these orders, should the U.S. Federal Government impose similar restrictions, we would have to absorb many of our indirect costs which would adversely affect our operating results. Revenue on our milestone-based DoD contract will be recognized on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs. Revenue is recorded as a percentage of the total contract price based on the extent of progress towards completion. Direct costs incurred under cost reimbursable contracts are recorded as research and development expenses or general and administrative expenses. Payments to us pursuant to our government contract agreements are provisional payments subject to adjustment upon audit by the government. These audits could result in an adjustment to revenue previously reported, which adjustments potentially could be significant. We believe that revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustment is known.

Results of Operations

Years Ended December 31, 2024, 2023 and 2022

Revenue

	Year Ended December 31,			% Change
(in thousands, except percentages)	2024	2023	2022	2024 to 2023	2023 to 2022
Product revenue	$180,270	$156,367	$162,048	15%	(4%)
Government contract revenue	21,051	30,430	26,267	(31%)	16%
Total revenue	$201,321	$186,797	$188,315	8%	(1%)

Product revenue increased during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to year-over-year sales volume increase of disposable platelet kit sales to U.S. customers. We expect product revenue for INTERCEPT disposable kits to increase in future periods driven by growth in our platelet business due in part to increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway.

Government contract revenue decreased during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the completion of the ReCePI study in the first quarter of 2024. We anticipate that for some finite period of time, government contracts revenue will increase in future periods as multiple contracts are active and as activities supporting those contracts ramp up.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2024	2023	2022	2024 to 2023	2023 to 2022
Cost of product revenue	$80,748	$69,967	$74,954	15%	(7%)

Cost of product revenue increased during the year ended December 31, 2024, compared to the year ended December 31, 2023, consistent with the increase in product revenue for the same comparative periods. We expect cost of product revenue for INTERCEPT disposable kits to increase in future periods as our product revenue grows.

Our gross margin on product sales was 55% during both the years ended December 31, 2024 and December 31, 2023. Margins were impacted by the mix of geographies into which products were sold, with higher U.S. kit sales over sales in other regions and, to a lesser extent product mix. Changes in our gross margin on product sales are affected by various factors, including prices of products sold, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, the mix of product sold, the mix of customers to which products are sold, and the reserves for excess and obsolete inventory. Furthermore, we may experience cost pressures due to the current inflationary environment, tariffs and escalating trade tensions, increased transportation costs and adverse impacts on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. To meet the growing demand for our products and to invest in future quality improvements and gross margin expansion, we have invested in capital equipment, capacity expansion and cost reduction projects with many of our suppliers. These projects may cost more than anticipated, may not produce the anticipated benefits or may be delayed, any of which would potentially limit our expected return on investment and affect our operations. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other factors.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2024	2023	2022	2024 to 2023	2023 to 2022
Research and development	$58,907	$67,639	$64,107	(13%)	6%

Research and development expenses decreased during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily driven by decreased headcount due to our reduction in force implemented in the second quarter of 2023 and the completion of the ReCePI study in the first quarter of 2024.

We expect to incur additional research and development costs associated with inflationary pressures on labor and study costs, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., any activities in support of any potential new MDR application for our red blood cell system in the EU, new product development and product enhancements, including potential new label claims, design efforts on our new illuminator, and costs associated with performing the activities under our government contracts. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of macroeconomic developments, including escalating trade tensions and the ongoing conflict between Ukraine and Russia, the uncertainty of future preclinical studies and clinical trial results and the uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part I of this Annual Report on Form 10-K.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2024	2023	2022	2024 to 2023	2023 to 2022
Selling, general and administrative	$75,891	$75,516	$83,335	0%	(9%)

Selling, general, and administrative expenses increased slightly during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily driven by non-cash stock-based compensation expense.

Restructuring

In June 2023, we began implementing a restructuring plan to pursue greater efficiency and to realign our business and strategic priorities, which included a reduction in force of our employee base during the second quarter of 2023. The restructuring also included a facilities consolidation strategy to cease the use of a part of our corporate office building which occurred during the third quarter of 2023. We recognized certain charges related to our facilities consolidation. A summary of our restructuring charges is as follows (in thousands):

	Year Ended December 31,			% Change
(in thousands, except percentages)	2024	2023	2022	2024 to 2023	2023 to 2022
Restructuring	$—	$3,728	$—	N/A	N/A

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2024	2023	2022	2024 to 2023	2023 to 2022
Foreign exchange gain (loss)	$370	$(648)	$(690)	(157%)	(6%)
Interest expense	(8,877)	(8,386)	(5,831)	6%	44%
Other income (expense), net	1,976	1,765	(1,735)	12%	(202%)
Total non-operating expense, net	$(6,531)	$(7,269)	$(8,256)	(10%)	(12%)

Foreign Exchange Gain (Loss)

We had foreign exchange gain during the year ended December 31, 2024, compared to foreign exchange loss during the year ended December 31, 2023. These were primarily due to foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense increased during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the draw down of $5.0 million under Tranche 3 of our Term Loan Credit Agreement in March 2024, and due to the increase in interest rates on our Term Loan. Should interest rates increase, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense.

Other Income (Expense), Net

Other income, net increased during the year ended December 31, 2024, compared to the year ended December 31, 2023.

Provision for Income Taxes

	Year Ended December 31,			% Change
(in thousands, except percentages)	2024	2023	2022	2024 to 2023	2023 to 2022
Provision for income taxes	$205	$325	$488	(37%)	(33%)

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s activities.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of December 31, 2024, will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of December 31, 2024.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt arrangements and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of December 31, 2024 and December 31, 2023, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$20,266	$11,647
Short-term investments	60,186	54,205
Restricted cash	1,095	1,712
Total	$81,547	$67,564

Cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of December 31, 2024 and December 31, 2023, we had the following indebtedness (in thousands):

	December 31, 2024	December 31, 2023
Debt – current	$19,297	$20,000
Debt – non-current	64,862	59,796
Total	$84,159	$79,796

Operating Activities

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Net cash provided by (used in) operating activities	$11,359	$(43,168)

We had net cash provided by operating activities for the twelve months ended December 31, 2024 compared to net cash used in operating activities during the same period in 2023. The change was primarily related to the significant reduction in our net loss, the decrease in inventory related purchases, and a net increase in cash related to the timing of cash collections and payments, during the twelve months ended December 31, 2024, compared to the same period in 2023.

Investing Activities

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Net cash (used in) provided by investing activities	$(8,130)	$8,624

We had net cash used in investing activities for the twelve months ended December 31, 2024 compared to net cash provided by investing activities during the same period in 2023. The change was primarily due to higher purchases of investments offset by higher proceeds from the maturity and sale of our investments during the twelve months ended December 31, 2024, compared to the same period in 2023.

Financing Activities

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Net cash provided by financing activities	$4,964	$10,673

The decrease in net cash provided by financing activities for the twelve months ended December 31, 2024 was primarily due to payments related to the Revolving Loan Credit Agreement during the twelve months ended December 31, 2024 compared to proceeds from the Revolving Loan Credit Agreement during the twelve months ended December 31, 2023. See Note 8, Debt, to our audited consolidated financial statements included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for more information.

Working Capital

(in thousands)	December 31, 2024	December 31, 2023
Working capital	$88,890	$78,392

Working capital increased as of December 31, 2024, compared to December 31, 2023, primarily due to proceeds from increased product sales, collections, and increase in short-term investments and decrease in our accounts payable as a result of the timing of payments to our vendors. Contract liabilities related to DoD of $0.5 million and $1.5 million as of December 31, 2024 and December 31, 2023, respectively, are excluded from working capital.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet, plasma systems and IFC, costs to develop different configurations of existing product candidates and products, costs associated with the development of new products, including our illuminator, costs associated with planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies or registry studies we are and may be required to conduct in connection with the approvals of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our government agreements, costs related to legal compliance, and costs related to creating, maintaining and defending our intellectual property. In addition, both our near and long-term capital requirements will require that we continue to invest in capital purchases to support ongoing and proposed studies, in addition to manufacturing capacity expansion to support our growing business. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. While we have recently been able to generate a sufficient amount of revenue and generate positive net cash flows from operations, we may be unable to sustain those results in the future. If we are unable to continue to produce positive operating cash flows or at sufficient levels, meeting our long-term capital requirements is in large part reliant on continued access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations, if at all, and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our government contracts, will be sufficient to meet our capital requirements for at least the next 12 months. However, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, including inflationary assumptions, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities. In addition, while our stated goal is to achieve profitability in the future, actual results may be different than our forecasted operating plan and may require that we take certain actions to potentially achieve profitability, which may negatively impact our commercial potential or result in deferrals in development activities.

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, or potentially pursuant to new arrangements with different lenders. We have borrowed and in the future may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit agreements prior to April 1, 2026, or qualify for and exercise our option to delay amortization to April 1, 2027, the principal amounts outstanding under our Term Loan Credit Agreement will begin amortizing on April 1, 2026 and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital beyond the next 12 months. Should interest rates increase again, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense. See Note 8, Debt, to our audited consolidated financial statements included in Part IV, Item 15—Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

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

In March 2023, we entered into an amendment to our Sales Agreement under which we may issue and sell up to $96.8 million of our common stock through or to Cantor Fitzgerald & Co. or Stifel, Nicolaus & Company, Incorporated, as sales agent or principal. During the year ended December 31, 2024, we did not sell shares of our common stock under the Amended Sales Agreement.

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

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, we expect that the costs of our business may increase as labor rates and prices rise in the current inflationary environment, transportation costs increase, and global supply chain constraints impact availability of our products. We may not be able to offset prices increases from vendors with price increases to customers at sufficient levels, if at all, which would harm our results of operations. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities.

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

We did not have any off-balance sheet arrangements as of December 31, 2024.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the years ended December 31, 2024, 2023 and 2022. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2024, we held cash, cash equivalents, short-term investments and investments in marketable equity securities of $80.5 million. We do not believe our exposure to interest rate risk to be material given we held cash in interest-bearing accounts with financial institutions and the short-term nature of our investment portfolio consisted of highly liquid money market instruments and corporate debt and U.S. government agency securities with short-term maturities. The weighted average interest rate of our cash and cash equivalents at December 31, 2024, was 4.4%.

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

With respect to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, we are exposed to risks associated with changes in interest rates in connection with our related borrowings. Based on our indebtedness under the Term Loan Credit Agreement of $65.0 million and Revolving Loan Credit Agreement of $19.3 million as of December 31, 2024, and the interest rate on such borrowings then in effect, a hypothetical 100 basis point increase in interest rates could increase our net interest expense in 2024 by approximately $0.8 million subject to certain limitations in each agreement.

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

Product sales for our blood safety products are predominantly made in Europe and generally are invoiced to customers in Euro. In addition, we incur operating expenses, including payment for finished goods inventory of disposable kits for the platelet and plasma systems. These inventory purchases and operating expenses are generally paid in Euro and, to a much lesser degree, other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of non-operating expense, net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the United States dollar may materially impact our results of operations. An unfavorable 10% change in foreign currency exchange rates for our cash, accounts receivable, accounts payable and accrued liabilities that are denominated in foreign currencies at December 31, 2024, would have negatively impacted our annual financial results by $1.0 million. Currently we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. Our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended December 31, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cerus Corporation

Opinion on Internal Control over Financial Reporting

We have audited Cerus Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cerus Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

February 26, 2025

Item 9B. Other Information

On November 14, 2024, Richard Benjamin, Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of rule 10b5-1(c) for the sale of up to 85,301 shares of the Company’s stock until November 14, 2025.

On November 15, 2024, Kevin Green, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of rule 10b5-1(c) for the sale of up to 60,656 shares of the Company’s stock until May 15, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2025 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is to be included in our Proxy Statement as follows:

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
•
The information relating to our insider trading policies and procedures is to be included in the section entitled “Information Regarding the Board of Directors and Corporate Governance–Insider Trading Policy;” and
•
If required, the information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is to be included in the section entitled “Delinquent Section 16(a) Reports.”

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

(3) Exhibits

Exhibit Number	Description of Exhibit

3.1(7)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(7)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(9)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4(20)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5(26)	Amended and Restated Bylaws of Cerus Corporation.

4.1(1)	Specimen Stock Certificate.

4.2(27)	Description of securities registered under Section 12 of the Exchange Act of 1934.

Supply and/or Manufacturing Agreements

10.1(27)††	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

10.2(19)	First Amendment to Amended and Restated Supply Agreement, dated December 1, 2020, by and between Cerus Corporation and Purolite Corporation.

10.3††	Second Amended and Restated Supply and Manufacturing Agreement, dated December 9, 2024, by and between Cerus Corporation and Porex Corporation.

10.4(27)††	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

10.5(21) ††

Second Amended and Restated Manufacturing and Supply Agreement, by and between Cerus Corporation and Fresenius Kabi AG, Fenwal France SAS, and Fenwal International, Inc, effective as of January 1, 2022.

Loan and Security Agreements

10.6(22)††	Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated March 31, 2023, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.7(27)††

Amendment No. 1 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated September 1, 2023, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.8(27)††

Amendment No. 2 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated January 5, 2024, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.9(22) ††	Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated March 31, 2023, by and among Cerus Corporation, the lenders party thereto and MidCap Financial IV Trust.

10.10†(27)†

Amendment No. 1 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated January 5, 2024, by and among Cerus Corporation, the lenders party thereto and MidCap Financial IV Trust.

Real Estate Lease Agreements

10.11(13) †	Lease, dated February 16, 2018, between Cerus Corporation and 1200 Concord LLC.

10.12(14)	First Amendment to Lease, dated May 11, 2018, between Cerus Corporation and 1200 Concord LLC.

10.13(15)	Second Amendment to Lease, dated August 10, 2018, between Cerus Corporation and 1200 Concord LLC.

10.14(16)	Third Amendment to Lease, dated October 5, 2018, between Cerus Corporation and 1200 Concord LLC.

10.15(16)	Fourth Amendment to Lease, dated November 30, 2018, between Cerus Corporation and 1200 Concord LLC.

Employment Agreements or Offer Letters

10.16(5)*	Employment Letter, by and between Cerus Corporation and William M. Greenman, dated May 12, 2011.

10.17(8)*	Addendum to Employment Agreement for William M. Greenman, dated December 5, 2012.

10.18(14)*	Amendment to Employment Letter, by and between Cerus Corporation and William M. Greenman, dated April 17, 2018.

10.19(4)*	Employment Letter for Kevin D. Green, dated May 1, 2009.

10.20(14)*	Amendment to Employment Letter, by and between Cerus Corporation and Kevin Green, dated April 17, 2018.

10.21(8)*	Employment Letter, by and between Cerus Corporation and Chrystal Menard, dated October 19, 2012.

10.22(10)*	Employment Letter, by and between Cerus Corporation and Richard J. Benjamin MBChB, PhD, FRCPath, dated May 12, 2015.

10.23(12)*	Employment Letter, by and between Cerus Corporation and Vivek Jayaraman, dated May 31, 2016.

Stock Plans and Related Forms

10.24(28)*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 3, 2020.

10.25(24)*	Amended and Restated 2008 Equity Incentive Plan, effective June 7, 2023.

10.26(6)*	Form of Option Agreement for employees under the Amended and Restated 2008 Equity Incentive Plan.

10.27(6)*	Form of Option Agreement for non-employee directors under the Amended and Restated 2008 Equity Incentive Plan.

10.28(6)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan.

10.29(11)*	Cerus Corporation Inducement Plan.

10.30(11)*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Cerus Corporation Inducement Plan.

10.31(11)*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Cerus Corporation Inducement Plan.

10.32(14)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan, amended as of April 17, 2018.

10.33(14)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2008 Equity Incentive Plan, amended as of April 17, 2018.

10.34(28)*	Cerus Corporation 2024 Equity Incentive Plan.

10.35(28)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2024 Equity Incentive Plan.

Other Compensatory Plans or Agreements

10.36(8)*	Bonus Plan for Senior Management of Cerus Corporation, as amended December 5, 2012.

10.37(14)*	Cerus Corporation Change of Control Severance Benefit Plan, amended as of April 17, 2018.

10.38(3)*	Form of Severance Benefits Agreement.

10.39(28)*	Amended and Restated Non-Employee Director Compensation Policy, effective June 4, 2024.

10.40(17)*	Nonqualified Plan Service and Expense Agreement, by and between Cerus Corporation and Principal Life Insurance Company, dated May 21, 2020.

10.41(17)*	The Executive Nonqualified Excess Plan Adoption Agreement, dated May 21, 2020.

Other Material Agreements

10.42(1)	Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers.

10.43(2)	Form of Amended and Restated Indemnity Agreement, adopted April 24, 2009.

10.44(18)	Controlled Equity OfferingSM Sales Agreement, dated December 11, 2020, by and among Cerus Corporation, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.

10.45(23)	Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, dated March 1, 2023, by and among Cerus Corporation, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.

10.46(25)	Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated November 2, 2023, by and among Cerus Corporation, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.

10.47††	License Agreement, dated as of February 2, 2005, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

19.1	Cerus Corporation Insider Trading Policy.

21.1	List of Registrant’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(29)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain portions of this exhibit are subject to a confidential treatment order.
††

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

*	Compensatory Plan.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2009.

(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2009.

(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.

(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2011.

(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012.

(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2012.

(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014.

(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015.

(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2016.

(12)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2016.

(13)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2018.

(14)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018.

(15)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2018.

(16)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

(17)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

(18)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2020.

(19)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2020.

(20)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

(21)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

(22)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

(23)	Incorporated by reference to the like-described exhibit to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement (File No. 333-251302) on Form S-3, filed with SEC on March 1, 2023.

(24)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

(25)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement (File No. 333-275284) on Form S-3, filed with SEC on November 2, 2023.

(26)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2024.

(27)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.

(28)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

(29)

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cerus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cerus Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter

In the year ended December 31, 2024, the Company recognized $180.3 million of product revenue. As discussed in Note 2 to the consolidated financial statements, product revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those products or services. Product revenue from the sale of illuminators, disposable kits, INTERCEPT Fibrinogen Complex, spare parts and storage solutions are recognized upon the transfer of control of the products to the customer.

Auditing the Company’s revenue recognition was challenging due to variability in terms and conditions within certain customer contracts, whereby these customer contracts can include multiple products and/or services requiring management to apply judgment to determine whether the products and services are distinct performance obligations or should be accounted for as a combined performance obligation. Customer contracts must be carefully evaluated for terms that might affect the timing or measurement of revenue recognition.

How We Addressed the Matter in Our Audit

We obtained an understanding of, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process, including management’s assessment of its performance obligations.

Our audit procedures over the determination of the distinct performance obligations and the timing of revenue recognition included, among others, obtaining an understanding of the terms of new revenue contracts by reading both the Company’s summary documentation and the corresponding contract for a sample of new revenue agreements. We also confirmed a sample of customer contracts’ terms and conditions through direct correspondence with the customers.

For a sample of individual sales transactions, we inspected the executed contract and purchase order to identify the contract, identified the performance obligation(s) in the contract to compare to those identified by management, and calculated the transaction price. For any transactions with multiple performance obligations, we evaluated the Company’s allocation of the transaction price to the performance obligations. Further, we inspected third-party evidence of transfer of control of the goods or services to the customer.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991.

San Mateo, California

February 26, 2025

CERUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$20,266	$11,647
Short-term investments	60,186	54,205
Accounts receivable, net	29,777	35,500
Current inventories	38,150	39,868
Prepaid and other current assets	3,643	3,221
Total current assets	152,022	144,441
Non-current assets:
Property and equipment, net	7,154	8,640
Operating lease right-of-use assets	8,384	10,713
Goodwill	1,316	1,316
Restricted cash	1,095	1,712
Non-current inventories	14,145	19,501
Other assets	16,801	11,425
Total assets	$200,917	$197,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,695	$23,842
Accrued liabilities	18,943	19,225
Debt – current	19,297	20,000
Operating lease liabilities – current	2,275	2,452
Deferred revenue	1,398	2,002
Total current liabilities	63,608	67,521
Non-current liabilities:
Debt – non-current	64,862	59,796
Operating lease liabilities – non-current	11,663	13,751
Other non-current liabilities	3,888	3,236
Total liabilities	144,021	144,304
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, issuable in series; zero shares issued and outstanding at December 31, 2024 and 2023, respectively
Common stock, $0.001 par value; 400,000 and 400,000 shares authorized; 185,766 and 181,248 shares issued and outstanding at December 31, 2024 and 2023, respectively	186	181
Additional paid-in capital	1,121,887	1,098,353
Accumulated other comprehensive loss	(400)	(1,274)
Accumulated deficit	(1,065,528)	(1,044,610)
Total Cerus Corporation stockholders’ equity	56,145	52,650
Noncontrolling interest	751	794
Total liabilities and stockholders’ equity	$200,917	$197,748

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Product revenue	$180,270	$156,367	$162,048
Cost of product revenue	80,748	69,967	74,954
Gross profit on product revenue	99,522	86,400	87,094
Government contract revenue	21,051	30,430	26,267
Operating expenses:
Research and development	58,907	67,639	64,107
Selling, general and administrative	75,891	75,516	83,335
Restructuring	—	3,728	—
Total operating expenses	134,798	146,883	147,442
Loss from operations	(14,225)	(30,053)	(34,081)
Non-operating expense, net:
Foreign exchange gain (loss)	370	(648)	(690)
Interest expense	(8,877)	(8,386)	(5,831)
Other income (expense), net	1,976	1,765	(1,735)
Total non-operating expense, net	(6,531)	(7,269)	(8,256)
Loss before income taxes	(20,756)	(37,322)	(42,337)
Provision for income taxes	205	325	488
Net loss	(20,961)	(37,647)	(42,825)
Net loss attributable to noncontrolling interest	(43)	(158)	(46)
Net loss attributable to Cerus Corporation	$(20,918)	$(37,489)	$(42,779)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.11)	$(0.21)	$(0.24)
Weighted average shares outstanding:
Basic and diluted	184,563	180,270	176,545

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(20,961)	$(37,647)	$(42,825)
Other comprehensive loss
Foreign currency translation adjustment	(14)	(85)	—
Unrealized gains (losses) on available-for-sale investments, net of taxes	888	1,598	(2,638)
Comprehensive loss	(20,087)	(36,134)	(45,463)
Comprehensive loss attributable to noncontrolling interest	(43)	(158)	(46)
Total comprehensive loss attributable to Cerus Corporation	$(20,044)	$(35,976)	$(45,417)

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance at December 31, 2021	173,670	$174	$1,048,936	$(149)	$(964,342)	$998	$85,617
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	3,912	3	3,949	—	—	—	3,952
Stock-based compensation	—	—	24,456	—	—	—	24,456
Other comprehensive loss	—	—	—	(2,638)	—	—	(2,638)
Net loss	—	—	—	—	(42,779)	(46)	(42,825)
Balance at December 31, 2022	177,582	$177	$1,077,341	$(2,787)	$(1,007,121)	$952	$68,562
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	3,666	4	741	—	—	—	745
Stock-based compensation	—	—	20,271	—	—	—	20,271
Other comprehensive income	—	—	—	1,513	—	—	1,513
Net loss	—	—	—	—	(37,489)	(158)	(37,647)
Balance at December 31, 2023	181,248	$181	$1,098,353	$(1,274)	$(1,044,610)	$794	$53,444
Issuance of common stock from vesting of restricted stock units and ESPP purchases	4,518	5	667	—	—	—	672
Stock-based compensation	—	—	22,867	—	—	—	22,867
Other comprehensive income	—	—	—	874	—	—	874
Net loss	—	—	—	—	(20,918)	(43)	(20,961)
Balance at December 31, 2024	185,766	$186	$1,121,887	$(400)	$(1,065,528)	$751	$56,896

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2024	2023	2022
Operating activities
Net loss	$(20,961)	$(37,647)	$(42,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,855	2,599	2,984
Stock-based compensation	22,867	20,271	24,456
Non-cash operating lease cost	2,482	2,308	1,575
Changes in valuation of warrant investment	—	—	2,183
Net loss on sale of available-for-sale securities	7	54	108
Unrealized gain on investments	(135)	(170)	(564)
Loss on disposal of fixed assets	3	65	—
Impairment charges for facilities consolidation	—	1,698	—
Non-cash interest expense	398	374	609
Foreign currency remeasurement (gain) loss	(388)	(685)	1,911
Changes in operating assets and liabilities:
Accounts receivable	5,504	(1,102)	(9,200)
Inventories	7,030	(14,947)	(1,768)
Prepaid and other assets	(3,025)	(994)	1,168
Accounts payable	(1,477)	(7,335)	(4,905)
Accrued liabilities and other non-current liabilities	(2,198)	(9,070)	(1,263)
Deferred revenue	(603)	1,413	(84)
Net cash provided by (used in) operating activities	11,359	(43,168)	(25,615)
Investing activities
Capital expenditures	(2,837)	(4,597)	(2,000)
Purchases of investments	(42,975)	(2,486)	(29,640)
Proceeds from maturities and sale of investments	37,682	15,707	40,104
Net cash (used in) provided by investing activities	(8,130)	8,624	8,464
Financing activities
Net proceeds from equity incentives	804	925	4,084
Net costs from public offerings	(137)	(175)	(104)
Net (payments on) proceeds from revolving line of credit	(703)	5,091	212
Proceeds from loans, net of issuance costs	5,000	4,832	—
Net cash provided by financing activities	4,964	10,673	4,192
Effect of exchange rates on cash, cash equivalents, and restricted cash	(191)	(128)	(727)
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,002	(23,999)	(13,686)
Cash, cash equivalents, and restricted cash, beginning of period	13,359	37,358	51,044
Cash, cash equivalents, and restricted cash, end of period	$21,361	$13,359	$37,358
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,295	$9,210	$5,100
Cash paid for income taxes	356	322	270

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

The Company sells its INTERCEPT platelet and plasma systems in North America, Europe, Middle East and Africa, and other regions around the world. Also in the United States (“U.S.”), the INTERCEPT Blood System for Cryoprecipitation is approved for the production of INTERCEPT Fibrinogen Complex, a therapeutic product for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. The Company conducts significant research, development, testing and regulatory compliance activities on its product candidates that, together with anticipated selling, general and administrative expenses, are expected to result in substantial additional losses, and the Company may need to adjust its operating plans and programs based on the availability of cash resources.

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

The Company receives funding under its U.S. government contracts that support research and development of defined projects. The Biomedical Advanced Research and Development Authority (“BARDA”) and the U.S. Food and Drug Administration (“FDA”) contracts generally provide for reimbursement of approved costs incurred under the terms of the contracts. Revenue related to the cost reimbursement provisions is recognized as the qualified direct and indirect costs on the projects are incurred. The Department of Defense (“DoD”) contract provides for payments upon completion of each milestone. Revenue from the DoD contract is recognized on the application of the cost-to-cost input method, which measures the extent of progress towards completion of its single performance obligation based on the ratio of actual costs incurred to the total estimated costs over the performance period of the agreement. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. The Company invoices under its U.S. government contracts using the provisional rates in the government contracts and thus is subject to future audits at the discretion of the government. The Company believes that government contract revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. However, these audits could result in an adjustment to government contract revenue previously reported, which adjustments could be potentially significant. Costs incurred related to services performed under the contracts are included as a component of research and development or selling, general and administrative expenses in the Company’s consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contracts.

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the years ended December 31, 2024, 2023 and 2022, was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Product revenue:
North America	$121,794	$99,187	$103,978
Europe, Middle East and Africa	56,327	55,008	56,297
Other	2,149	2,172	1,773
Total product revenue	$180,270	$156,367	$162,048

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally require payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration is estimated to be unconditional. The Company’s conditional rights to the consideration are recorded as contract assets. The Company had no contract assets as of December 31, 2024 and December 31, 2023.

Contract liabilities mainly consist of deferred revenue related to maintenance services, unshipped products, and uninstalled illuminators, or receivables from customers that are not yet recognized as revenue. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the contractual service period. The Company applies an optional exemption to not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less. As of December 31, 2024 and December 31, 2023, the Company had $0.5 million and $1.5 million, respectively, of contract liabilities related to the DoD included within “Deferred revenue” on the Company’s consolidated balance sheets.

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

During the years ended December 31, 2024, 2023 and 2022, the Company recorded zero, zero and $2.2 million, respectively, of impairment of investments in certain preferred stock and warrants in “Other income (expense), net” on the Company’s consolidated statements of operations.

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of December 31, 2024 and December 31, 2023, $2.8 million and $2.6 million, respectively, were included in “Other assets” on the Company’s consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of December 31, 2024 and December 31, 2023, $3.1 million and $2.8 million, respectively, were included in “Other non-current liabilities” on the Company’s consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income (expense), net”, on the Company’s consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of December 31, 2024 and December 31, 2023, the Company’s restricted cash consisted primarily of a letter of credit relating to an office building lease. As of December 31, 2024 and December 31, 2023, the Company also had certain non-U.S. dollar denominated deposits recorded as restricted cash in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At December 31, 2024, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had one and three customer(s) that accounted for more than 10% of the Company’s outstanding accounts receivables at both December 31, 2024 and December 31, 2023, respectively. These customers cumulatively represented approximately 37% and 51% of the Company’s outstanding trade receivables at December 31, 2024 and December 31, 2023, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At December 31, 2024 and December 31, 2023, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain components for the illuminators. Platelet and plasma systems’ disposable kits generally expire no later than 24 months from the date of manufacture. However, in the three months ended December 31, 2024, the Company received FDA approval for an 18-month shelf life for our platelet kits. Illuminators and individual components do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Non-current inventories” in the consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s consolidated statements of operations. At December 31, 2024 and December 31, 2023, the Company had $0.9 million and $0.7 million, respectively, for potential obsolete, expiring or unsalable product.

Property and Equipment, net

Property and equipment is comprised of furniture, equipment, leasehold improvements, construction-in-progress, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. During the years ended December 31, 2024, 2023 and 2022, the Company had non-cash purchases of capital expenditures of less than $0.1 million, $0.8 million and $0.7 million, respectively.

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

During the years ended December 31, 2024, 2023 and 2022, the Company did not dispose of, impair or recognize additional goodwill.

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

The functional currency of the JV (as defined below) is the Chinese Renminbi. Monetary assets and liabilities denominated in foreign currencies are remeasured in Renminbi using the exchange rates at the balance sheet date. The financial statements of JV are translated into U.S. dollar for consolidation. The JV’s balance sheet is translated using the month-end exchange rate, and the JV’s income statement is translated using the monthly average exchange rate, the difference is recognized as cumulative translation adjustment.

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

See Note 12, Stock-Based Compensation, for further information regarding the Company’s stock-based compensation assumptions and expenses.

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

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns filed for years 2004 through 2023, and California tax returns filed for years through 2023, remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a valuation allowance on substantially all of its net deferred tax assets.

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the years ended December 31, 2024, 2023 and 2022, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator for Basic and Diluted:
Net loss attributable to Cerus Corporation	$(20,918)	$(37,489)	$(42,779)
Denominator:
Basic weighted average number of shares outstanding	184,563	180,270	176,545
Effect of dilutive potential shares	—	—	—
Diluted weighted average number of shares outstanding	184,563	180,270	176,545
Net loss per share attributable to Cerus Corporation:
Basic and diluted	$(0.11)	$(0.21)	$(0.24)

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the years ended December 31, 2024, 2023 and 2022 (shares in thousands):

	Year Ended December 31,
	2024	2023	2022
Weighted average number of anti-dilutive potential shares:
Stock options	12,993	14,896	16,072
Restricted stock units	13,880	10,192	7,966
Employee stock purchase plan rights	349	396	252
Total	27,222	25,484	24,290

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities – current” and “Operating lease liabilities – non-current” in the Company’s consolidated balance sheets. As of December 31, 2024 and December 31, 2023, the Company did not have finance leases.

Operating lease right-of-use assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease right-of-use assets also include any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when the options are reasonably certain to be exercised. Operating leases are recognized on a straight-line basis over the lease term.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at December 31, 2024 and December 31, 2023.

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

See Note 3, Available-for-sale Securities and Fair Value on Financial Instruments, for further information regarding the Company’s valuation of financial instruments.

New Accounting Pronouncements

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 16, Segment, Customer and Geographic Information, for further information on the Company’s reportable segment.

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on the Company’s related disclosures.

The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s Consolidated Financial Statements.

Note 3. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$1,773	$—	$—	$—	$1,773
United States government agency securities	24,060	54	(52)	—	24,062
Corporate debt securities	33,357	53	(39)	—	33,371
Mortgage-backed securities	3,070	—	(317)	—	2,753
Total available-for-sale securities	$62,260	$107	$(408)	$—	$61,959

The following is a summary of available-for-sale securities at December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$5,062	$—	$—	$—	$5,062
United States government agency securities	19,652	16	(314)	—	19,354
Corporate debt securities	32,395	3	(638)	—	31,760
Mortgage-backed securities	3,347	7	(263)	—	3,091
Total available-for-sale securities	$60,456	$26	$(1,215)	$—	$59,267

Available-for-sale securities at December 31, 2024 and December 31, 2023, consisted of the following by contractual maturity (in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$38,174	$38,173	$42,598	$41,789
Greater than one year and less than five years	24,086	23,786	17,858	17,478
Total available-for-sale securities	$62,260	$61,959	$60,456	$59,267

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$14,002	$(27)	$3,967	$(12)	$17,969	$(39)
United States government agency securities	8,468	(37)	3,279	(15)	11,747	(52)
Mortgage-backed securities	402	(10)	2,351	(307)	2,753	(317)
Total	$22,872	$(74)	$9,597	$(334)	$32,469	$(408)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$1,466	$(12)	$29,647	$(626)	$31,113	$(638)
United States government agency securities	4,855	(25)	10,991	(289)	15,846	(314)
Mortgage-backed securities	242	(1)	2,647	(262)	2,889	(263)
Total	$6,563	$(38)	$43,285	$(1,177)	$49,848	$(1,215)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the years ended December 31, 2024, 2023 and 2022, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company recorded less than $0.1 million of gross realized gains from the sale or maturity of available-for-sale investments during the year ended December 31, 2024, 2023 and 2022, respectively. The Company recorded less than $0.1 million, $0.1 million and $0.1 million of gross realized losses from the sale or maturity of available-for-sale investments during the year ended December 31, 2024, 2023 and 2022, respectively.

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

To estimate the fair value of Level 2 debt securities as of December 31, 2024, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2024 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$1,773	$1,773	$—	$—
United States government agency securities	Short-term investments	24,062	—	24,062	—
Corporate debt securities	Short-term investments	33,371	—	33,371	—
Mortgage-backed securities	Short-term investments	2,753	—	2,753	—
Total short-term investments		$61,959	$1,773	$60,186	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2023 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$5,062	$5,062	$—	$—
United States government agency securities	Short-term investments	19,354	—	19,354	—
Corporate debt securities	Short-term investments	31,760	—	31,760	—
Mortgage-backed securities	Short-term investments	3,091	—	3,091	—
Total short-term investments		$59,267	$5,062	$54,205	$—

The Company did not have any transfers among fair value measurement levels during the years ended December 31, 2024 and December 31, 2023.

The following table provides a summary of the total (loss) gain recognized in the Company’s consolidated statements of operations due to changes in the fair value of the warrant (in thousands):

	Years Ended December 31,
	2024	2023	2022
Loss from changes in the fair value of level 3 investments	$—	$—	$(570)

Note 4. Inventories

Inventories at December 31, 2024 and December 31, 2023, consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$8,641	$13,680
Work-in-process	22,522	20,668
Finished goods	21,132	25,021
Total inventories	52,295	59,369
Less: non-current inventories	14,145	19,501
Total current inventories	$38,150	$39,868

Non-current inventories primarily consists of raw materials and work-in-process.

Note 5. Property and Equipment, net

Property and equipment, net at December 31, 2024 and December 31, 2023, consisted of the following (in thousands):

	December 31,
	2024	2023
Machinery and equipment	$5,949	$5,534
Computer equipment and software	3,969	3,949
Furniture and fixtures	2,008	2,008
Leasehold improvements	12,192	12,192
Consigned equipment	1,475	1,429
Total property and equipment, gross	25,593	25,112
Accumulated depreciation and amortization	(18,439)	(16,472)
Total property and equipment, net	$7,154	$8,640

Depreciation and amortization expense related to property and equipment, net was $2.0 million, $2.4 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. As part of the Company’s restructuring plan, $0.7 million was recognized as an impairment of long-lived assets for leasehold improvements and furniture and fixtures and was recorded within “Restructuring” on the Company’s consolidated statement of operations for the year ended December 31, 2023. No impairment charges were incurred for the year ended December 31, 2024.

Note 6. Accrued Liabilities

Accrued liabilities at December 31, 2024 and December 31, 2023, consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation and related costs	$11,939	$11,822
Accrued professional services	3,406	3,139
Other accrued expenses	3,598	4,264
Total accrued liabilities	$18,943	$19,225

Note 7. Restructuring

In June 2023, pursuant to the Board of Directors’ approval, the Company began implementing a restructuring plan to pursue greater efficiency and to realign its business and strategic priorities. This included a facilities consolidation strategy to cease use of a part of its corporate office building under its operating lease (see Note 10, Commitments and Contingencies) and reduction in force of its employee base. Affected employees received severance consideration and continuation of benefits, as well as transition assistance. During the twelve months ended December 31, 2023, the Company recognized $3.7 million of restructuring charges related to severance cost and facilities consolidation. The Company substantially implemented the restructuring plan in 2023. The following is a summary of the Company’s accrued restructuring costs for one-time termination benefits, recorded within “Accrued liabilities” on the Company’s consolidated balance sheets (in thousands):

	Balance at	Restructuring		Balance at
	December 31, 2023	Charge	Cash Payments	December 31, 2024
One-time termination benefits	$84	$—	$(84)	$—
Other	238	—	(32)	206
Total	$322	$—	$(116)	$206

Note 8. Debt

Debt at December 31, 2024, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$65,000	$(138)	$64,862
Revolving Loan	19,297	—	19,297
Total debt	84,297	(138)	84,159
Less: current portion	19,297	—	19,297
Non-current portion	$65,000	$(138)	$64,862

Debt at December 31, 2023, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$60,000	$(204)	$59,796
Revolving Loan	20,000	—	20,000
Total debt	80,000	(204)	79,796
Less: current portion	20,000	—	20,000
Non-current portion	$60,000	$(204)	$59,796

Principal, interest and fee payments on the Term Loan Credit Agreement (as defined below) at December 31, 2024, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2025	$—	$7,581	$7,581
2026	24,375	6,630	31,005
2027	32,500	2,998	35,498
2028	8,125	1,459	9,584
2029	—	—	—
Total	$65,000	$18,668	$83,668

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

On March 31, 2023, the Company entered into an Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) which amended and restated the Prior Term Loan Credit Agreement. The Term Loan Credit Agreement

provides a secured term loan facility in an aggregate principal amount of up to $75.0 million. The Company borrowed the first advance of $40.0 million (“Tranche 1”) and the second advance of $15.0 million (“Tranche 2”) on the closing date to refinance the term loans under the Prior Term Loan Credit Agreement. Under the terms of the Term Loan Credit Agreement, (i) the third advance of $10.0 million (“Tranche 3”) was available to the Company through July 1, 2024, and (ii) the fourth advance of $10.0 million (“Tranche 4”), is available to the Company through July 1, 2025, subject to the Company’s satisfaction of certain other conditions described in the Term Loan Credit Agreement.

Tranche 1, Tranche 2, Tranche 3, and Tranche 4, each bear interest at a floating rate equal to the sum of the Term SOFR rate (subject to a floor of 1.00%) plus 6.50%. Interest on each term loan advance is due and payable monthly in arrears. Interest only payments are due for the first 36 months, and the remaining payments are due over the remaining 24 months. The interest only payment period can be extended for 12 months upon achievement of a specified trailing 12 month net revenue target. The interest rate at December 31, 2024 is approximately 11.5%.

On September 1, 2023, the Company entered into Amendment 1 of the Term Loan Credit Agreement. At the close of this amendment, the Company borrowed $5.0 million available under Tranche 3. On January 5, 2024 the Company entered into Amendment 2 of the Term Loan Credit Agreement which was effective December 31, 2023, which removed the minimum revenue condition applicable to the remaining $5.0 million available in Tranche 3, which became eligible to be drawn at any time prior to July 1, 2024. The Company borrowed the remaining $5.0 million available in Tranche 3 on March 27, 2024.

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

As of December 31, 2024 and December 31, 2023, the Company had borrowed $19.3 million and $20.0 million, respectively, under the Revolving Loan Credit Agreement, which is included in “Debt – current” in the Company’s consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at December 31, 2024. Additionally, the Company’s obligations under both agreements are secured by a security interest in substantially all of the Company’s assets, with some exclusions.

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

The Company reduced its office space and ceased using approximately 15,000 square feet of rentable area of corporate office building during the third quarter of 2023. The Company recognized a loss of $1.7 million related to this facilities consolidation in the twelve months ended December 31, 2023 included in “Restructuring” on the Company’s consolidated statement of operations.

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Cash payments for operating leases	$3,684	$4,188	$3,345
Right-of-use assets obtained in exchange for operating lease obligations	231	1,476	1,401

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	4.8 years	5.4 years
Weighted-average discount rate	8.6%	8.5%

Future minimum non-cancelable payments under operating leases as of December 31, 2024, were as follows (in thousands):

Operating Leases
2025	$3,309
2026	3,160
2027	3,454
2028	3,272
2029	3,328
Thereafter	844
Total future lease payments	$17,367
Less imputed interest	3,429
Present value of lease liabilities (1)	$13,938

(1) Lease liabilities include those operating leases that we plan to sublease as a part of our facilities consolidation restructuring efforts. See Note 7 for additional information.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded operating lease expenses of $3.9 million, $3.5 million and $3.2 million, respectively. As of December 31, 2024, the Company had no leases that have not yet commenced.

Note 10. Commitments and Contingencies

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of December 31, 2024, the Company had $31.6 million of short-term purchase commitments and $2.6 million of long-term purchase commitments, which are not recorded in the Company’s consolidated balance sheets.

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

During the year ended December 31, 2024, no shares of the Company’s common stock were sold under the Amended Sales Agreement. At December 31, 2024, the Company had approximately $96.8 million of common stock available to be sold under the Amended Sales Agreement.

Note 12. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan, eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. In June 2024, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 2.0 million shares. At December 31, 2024, the Company had 2.3 million shares available for future issuance.

Equity Incentive Plans

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors.

2008 Equity Incentive Plan

Prior to the approval by the Company’s stockholders in June 2024 of the 2024 Equity Incentive Plan (the “2024 Plan”), the Company granted equity awards from the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allowed for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12.0 million shares. In June 2023, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.0 million shares. Following the approval by the Company’s stockholders in June 2024 of the 2024 Plan, no additional awards will be granted under the Amended 2008 plan. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally required options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock awards granted under the Amended 2008 Plan were limited to 500,000 shares of common stock per recipient per calendar year. Performance-based cash awards granted under the Amended 2008 Plan were limited to $1.0 million per recipient per calendar year. At December 31, 2024, 2.6 million shares of performance-based stock awards were outstanding.

2024 Equity Incentive Plan

In June 2024, the Company’s stockholders approved the 2024 Plan. The 2024 Plan is intended as the successor to and continuation of the Amended 2008 Plan. No additional awards will be granted under the Amended 2008 Plan. The shares remaining available for grant under the Amended 2008 Plan as of the effective date of the 2024 Plan, plus an additional 5.0 million shares of common stock are available for grant and issuance under the 2024 Plan. In addition, the following shares of common stock subject to any outstanding award granted under either the Amended 2008 Plan or the Cerus Corporation Inducement Plan will become available for grant and issuance under the 2024 Plan: (i) any shares subject to such award that on or following the effective date of the 2024 Plan are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) any shares subject to such award that on or following the effective date of the 2024 Plan are not issued because such award is settled in cash; and (iii) any shares issued pursuant to such award that on or following the effective date of the 2024 Plan are forfeited back to or repurchased by us because of a failure to vest. Option awards under the 2024 Plan generally have a maximum term of ten years from the date of the award. The 2024 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years.

At December 31, 2024, the Company had approximately 26.0 million shares of its common stock subject to a combination of outstanding options and unvested RSUs outstanding under the 2024 Plan, of which approximately 12.3 million shares and 13.7 million shares were subject to outstanding options and unvested RSUs, respectively. Approximately 12.7 million shares were available for future issuance under the 2024 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2023	14,515	$5.20
Granted	—	—
Exercised	—	—
Forfeited/canceled	(2,218)	5.79
Balance at December 31, 2024	12,297	5.10

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	10,686	$3.74
Granted (1)	7,729	2.14
Vested (1)	(4,029)	4.22
Forfeited (1)	(725)	3.02
Balance at December 31, 2024	13,661	2.73

(1) Includes shares issuable under performance-based restricted stock unit awards.

The total fair value of RSUs as of their respective vesting dates, for the years ended December 31, 2024, 2023 and 2022, were $8.4 million, $8.7 million and $15.0 million, respectively.

Information regarding the Company’s stock options outstanding, stock options vested and expected to vest, and stock options exercisable at December 31, 2024, was as follows (in thousands except weighted average exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2024
Stock options outstanding	12,297	$5.10	3.60	—
Stock options vested and expected to vest	12,295	5.10	3.60	—
Stock options exercisable	11,796	5.06	3.46	—

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the stock option and the Company’s closing stock price on the last trading day of each respective fiscal period.

There were no stock options exercised during the years ended December 31, 2024 and December 31, 2023. The total intrinsic value of options exercised for the year ended December 31, 2022 was $1.1 million. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date.

Stock-based Compensation Expense

Stock-based compensation expense recognized on the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$5,897	$5,823	$5,635
Selling, general and administrative	16,970	14,448	18,821
Total stock-based compensation expense	$22,867	$20,271	$24,456

Stock-based compensation expense in the above table does not reflect any income taxes as the Company has experienced a history of net losses since its inception and has a nearly full valuation allowance on its deferred tax assets. In addition, there was neither income tax benefits realized related to stock-based compensation expense nor any stock-based compensation costs capitalized as part of an asset during the years ended December 31, 2024, 2023 and 2022.

As of December 31, 2024, the Company expects to recognize the remaining unamortized stock-based compensation expense of $1.4 million related to non-vested stock options and $19.5 million related to RSUs, net of estimated forfeitures, over an estimated remaining weighted average period of 1.0 years and 1.3 years, respectively.

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

The weighted average assumptions used to value the Company’s stock-based awards for the years ended December 31, 2024, 2023 and 2022, was as follows:

	Year Ended December 31,
	2024	2023	2022
Stock Options:
Expected term (in years)	—	—	6.82
Estimated volatility	—	—	55%
Risk-free interest rate	—	—	1.89%
Expected dividend yield	—	—	0%
Employee Stock Purchase Plan Rights:
Expected term (in years)	0.75	0.75	0.74
Estimated volatility	79%	70%	56%
Risk-free interest rate	4.66%	5.29%	2.25%
Expected dividend yield	0%	0%	0%

There were no stock options granted during the year ended December 31, 2024 and December 31, 2023. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2022 was $3.12 per share. The weighted average grant-date fair value of employee stock purchase rights during the years ended December 31, 2024, 2023 and 2022, was $0.92 per share, $0.88 per share and $1.63 per share, respectively.

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

The 2016 BARDA agreement and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In September 2023, BARDA committed an additional $3.5 million raising the committed funding to up to $185.5 million as of December 31, 2024. However, the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, was reduced by $8.8 million and would bring the total funding opportunity to $270.2 million through September 2026. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for up to $1.4 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time. As of December 31, 2024 and December 31, 2023, $2.4 million and $5.6 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s consolidated balance sheets related to the 2016 BARDA agreement.

In September 2024, the Company entered into a new agreement with BARDA (“2024 BARDA Agreement”). The 2024 BARDA agreement builds on the 2016 BARDA agreement and aims to further advance the development of the red blood cell system. The 2024 BARDA agreement includes access to funding that is intended to support a planned FDA modular premarket approval application and potential post-approval studies, accelerate development of an improved version of the red blood cell system, and scale up chemistry, manufacturing, and controls activities to enable a broad product launch, if approved. The six-year agreement with BARDA includes a base period (the “2024 Base Period”) with committed funding of up to $32.1 million, and subsequent option periods (each, a “2024 Option Period”) that, if exercised by BARDA and completed, would bring the total funding opportunity to $188.4 million as of December 31, 2024. The Company could be responsible for cost sharing of up to $60.1 million. BARDA will make periodic assessments of the Company’s progress, and the continuation of the agreement is based on the Company’s success in completing the required tasks under the 2024 Base Period and each 2024 Option Period (if and to the extent any 2024 Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the 2024 BARDA agreement, including the ability to terminate for convenience at any time. Under the contract, the Company will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of December 31, 2024, $0.1 million of billed amount was included in “Accounts receivable, net” on the Company’s consolidated balance sheets related to the 2024 BARDA agreement.

In September 2020, the Company entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total contract value is $11.1 million. As of December 31, 2024 and December 31, 2023, $0.5 million and $0.5 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s consolidated balance sheets related to FDA.

In September 2022, the Company entered into an agreement with the U.S. Department of Defense, or DoD, Industrial Base Analysis and Sustainment program for the development of pathogen reduced, lyophilized cryoprecipitate to treat bleeding due to trauma. In May 2023, the Company and the DoD entered into an amendment to the agreement to extend the agreement to February 2027 and increased the total contract value from $9.1 million to $17.8 million. The revenue associated with the DoD contract is recognized on the application of the cost-to-cost input method, which measures the extent of progress towards completion of the single performance obligation based on the ratio of actual costs incurred to the total estimated costs over the performance period of the agreement. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. The estimate of the Company’s measure of progress, which can include additional services, if any, and the estimate of any additional consideration for those additional services, if any, are included in the transaction price which is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis. As such, management applies a certain amount of judgment in estimating both the services and the corresponding timeline through to completion of the performance obligation, which are key inputs when using the cost-to-cost input method. Given that the estimate of the Company’s measure of progress is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis, a significant change in the remaining estimated costs to complete the services (including revisions to transaction price) could have a significant impact on revenues previously recognized under this arrangement (including reversal of previously recognized revenue) at each reporting date.

As of December 31, 2024 and December 31, 2023, $1.0 million and $3.7 million, respectively, of billed amount was included in “Accounts receivable, net” on the Company’s consolidated balance sheets related to DoD. As of December 31, 2024 and December 31, 2023, $0.5 million and $1.5 million, respectively, were included in “Deferred revenue” as contract liabilities on the Company’s consolidated balance sheets related to the DoD contract.

Note 15. Income Taxes

U.S and foreign components of consolidated loss before income taxes for the years ended December 31, 2024, 2023 and 2022, was as follows (in thousands):

	2024	2023	2022
Loss before income taxes:
U.S.	$(21,318)	$(38,281)	$(43,096)
Foreign	562	959	759
Loss before income taxes	$(20,756)	$(37,322)	$(42,337)

The provision for income taxes for the years ended December 31, 2024, 2023 and 2022, was as follows (in thousands):

	2024	2023	2022
Provision for income taxes:
Current:
Foreign	$130	$285	$520
Federal	—	—	—
State	70	36	5
Total current	200	321	525
Deferred:
Foreign	—	—	—
Federal	3	2	(18)
State	2	2	(19)
Total deferred	5	4	(37)
Provision for income taxes	$205	$325	$488

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to loss before taxes for the years ended December 31, 2024, 2023 and 2022, was as follows (in thousands):

	2024	2023	2022
Federal statutory tax	$(4,359)	$(7,838)	$(8,891)
Federal research credits	(853)	(1,065)	(1,874)
State research credits	(767)	(642)	(822)
Expiration of federal carryovers	5,206	7,284	4,858
Change in valuation allowance	(2,357)	1,361	6,379
Compensation related items	4,015	3,257	1,794
State taxes	(259)	(1,710)	(1,127)
Revision to prior year items	(676)	(664)	—
Other	255	342	171
Provision for income taxes	$205	$325	$488

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities at December 31, 2024, 2023 and 2022, were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$127,184	$133,476
Research and development credit carryforwards	29,739	28,567
Capitalized research and development	35,861	33,571
Compensation related items	9,437	10,306
Operating leases	3,005	3,462
Other	10,928	9,823
Total deferred tax assets	216,154	219,205
Valuation allowance	(214,321)	(216,888)
Net deferred tax assets	$1,833	$2,317

Deferred tax liabilities:
Right-of-use assets	$1,676	$2,173
Other	226	209
Total deferred tax liabilities	$1,902	$2,382

The valuation allowance decreased by $2.6 million for the year ended December 31, 2024, compared to the increase of $1.0 million and $6.4 million for the years ended December 31, 2023 and 2022, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception, the need for regulatory approval of the Company’s products prior to commercialization and expected near-term future losses. The Company expects to maintain a valuation allowance until circumstances change.

For the year ended December 31, 2024, the Company reported pretax net losses on its consolidated statement of operations and calculated taxable losses for federal purposes and varying taxable income and losses for state purposes based on individual jurisdictions. The differences between reported net loss and taxable income or loss are due to differences between book accounting and the respective tax laws. The most notable differences are the treatment of research and development expenses and compensation related items

The Company’s tax losses and credits are subject to varying carryforward periods. The gross amounts and dates of expiration of the significant carryforwards are as follows:

		Expires	Expires	Expires	No
	Total	2025-2027	2028-2034	2035-2044	Expiration
Federal losses carryovers	$559,551	$58,345	$193,684	$116,604	$190,918
California loss carryovers	108,685	—	67,796	40,889	—
Other state loss carryovers	45,090	128	2,762	30,630	11,570
Federal research credits	17,074	1,279	1,927	13,868	—
California research credits	16,011	—	—	—	16,011
Federal foreign tax credits	610	610	—	—	—

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	December 31,	December 31,
	2024	2023
Unrecognized tax benefits at beginning of period	$7,924	$8,652
Decreases related to expired carryforwards	(344)	(1,126)
Decreases related to administrative proceedings	(127)	—
Increases related to prior year tax positions	94	100
Increases related to current year tax positions	290	298
Unrecognized tax benefits at end of period	$7,837	$7,924

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense.

Note 16. Segment, Customer and Geographic Information

The Company manages its business activities on a consolidated basis and operates in one reportable segment. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using loss from operations.

Significant expenses within loss from operations include cost of product revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the years ended December 31, 2024, 2023 and 2022 (in percentages):

	Year Ended December 31,
	2024	2023	2022
American Red Cross	35%	35%	35%
Établissement Français du Sang	11%	12%	12%

Revenues by geographical location were based on the location of the customer during the years ended December 31, 2024, 2023 and 2022, and was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Product revenue:
United States	$111,073	$93,232	$101,391
France	19,692	18,490	19,327
Other countries	49,505	44,645	41,330
Total product revenue	180,270	156,367	162,048
Government contract revenue:
United States	21,051	30,430	26,267
Total government contract revenue	21,051	30,430	26,267
Total revenue	$201,321	$186,797	$188,315

Long-lived assets by geographical location at December 31, 2024 and December 31, 2023, were as follows (in thousands):

	December 31,
	2024	2023
United States	$6,807	$8,444
Europe & other	347	196
Total long-lived assets	$7,154	$8,640

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2025.

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

Signature	Title	Date

/s/ william m. greenman William M. Greenman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025

/s/ kevin d. green Kevin D. Green	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2025

/s/ daniel n. swisher, jr. Daniel N. Swisher, Jr.	Director and Chair of the Board of Directors	February 26, 2025

/s/ eric h. bjerkholt Eric H. Bjerkholt	Director	February 26, 2025

/s/ dean a. gregory Dean A. Gregory	Director	February 26, 2025

/s/ Ann Lucena Ann Lucena	Director	February 26, 2025

/s/ timothy l. moore Timothy L. Moore	Director	February 26, 2025

/s/ jami nachtsheim Jami Nachtsheim	Director	February 26, 2025

/s/ gail schulze Gail Schulze	Director	February 26, 2025

/s/ hua shan, md, ph.d.	Director	February 26, 2025
Hua Shan, MD, Ph.D.

/s/ frank witney, ph.d. Frank Witney, Ph.D.	Director	February 26, 2025