Form 10-Q
period 2025-03-31
CERUS CORP
filed 2025-05-01
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 17, 2025, there were 191,160,480 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2025

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,476	$20,266
Short-term investments	61,443	60,186
Accounts receivable, net	26,344	29,777
Current inventories	48,161	38,150
Prepaid and other current assets	6,091	3,643
Total current assets	161,515	152,022
Non-current assets:
Property and equipment, net	7,047	7,154
Operating lease right-of-use assets	9,101	8,384
Goodwill	1,316	1,316
Restricted cash	1,109	1,095
Non-current inventories	15,164	14,145
Other assets	11,524	16,801
Total assets	$206,776	$200,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,677	$21,695
Accrued liabilities	16,935	18,943
Debt – current	20,097	19,297
Operating lease liabilities – current	2,532	2,275
Deferred revenue	2,449	1,398
Total current liabilities	69,690	63,608
Non-current liabilities:
Debt – non-current	64,876	64,862
Operating lease liabilities – non-current	11,941	11,663
Other non-current liabilities	4,027	3,888
Total liabilities	150,534	144,021
Commitments and contingencies
Stockholders’ equity:
Common Stock	191	186
Additional paid-in capital	1,128,812	1,121,887
Accumulated other comprehensive loss	(266)	(400)
Accumulated deficit	(1,073,245)	(1,065,528)
Total Cerus Corporation stockholders’ equity	55,492	56,145
Noncontrolling interest	750	751
Total liabilities and stockholders’ equity	$206,776	$200,917

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Product revenue	$43,239	$38,365
Cost of product revenue	17,815	17,093
Gross profit on product revenue	25,424	21,272
Government contract revenue	5,614	5,030
Operating expenses:
Research and development	16,605	14,482
Selling, general and administrative	20,286	19,799
Total operating expenses	36,891	34,281
Loss from operations	(5,853)	(7,979)
Non-operating expense, net:
Foreign exchange (loss) gain	(287)	145
Interest expense	(2,110)	(2,234)
Other income, net	606	452
Total non-operating expense, net	(1,791)	(1,637)
Loss before income taxes	(7,644)	(9,616)
Provision for income taxes	74	74
Net loss	(7,718)	(9,690)
Net loss attributable to noncontrolling interest	(1)	(2)
Net loss attributable to Cerus Corporation	$(7,717)	$(9,688)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.04)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	187,066	182,090

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(7,718)	$(9,690)
Other comprehensive loss
Foreign currency translation gain (loss) adjustment	3	(8)
Unrealized gains on available-for-sale investments, net of taxes	131	160
Comprehensive loss	(7,584)	(9,538)
Comprehensive loss attributable to noncontrolling interest	(1)	(2)
Total comprehensive loss attributable to Cerus Corporation	$(7,583)	$(9,536)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2024	185,766	$186	$1,121,887	$(400)	$(1,065,528)	$751	$56,896
Issuance of common stock from vesting of restricted stock units and ESPP purchases	5,348	5	290	—	—	—	295
Stock-based compensation	—	—	6,635	—	—	—	6,635
Other comprehensive income	—	—	—	134	—	—	134
Net loss	—	—	—	—	(7,717)	(1)	(7,718)
Balances as of March 31, 2025	191,114	$191	$1,128,812	$(266)	$(1,073,245)	$750	$56,242

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2023	181,248	$181	$1,098,353	$(1,274)	$(1,044,610)	$794	$53,444
Issuance of common stock from vesting of restricted stock units and ESPP purchases	3,565	4	397	—	—	—	401
Stock-based compensation	—	—	5,855	—	—	—	5,855
Other comprehensive income	—	—	—	152	—	—	152
Net loss	—	—	—	—	(9,688)	(2)	(9,690)
Balances as of March 31, 2024	184,813	$185	$1,104,605	$(1,122)	$(1,054,298)	$792	$50,162

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net loss	$(7,718)	$(9,690)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	307	631
Stock-based compensation	6,635	5,855
Non-cash operating lease cost	619	595
Net loss on sale of available-for-sale securities	—	2
Unrealized loss (gain) on investments	40	(116)
Loss on disposal of fixed assets	—	3
Non-cash interest expense	98	106
Foreign currency remeasurement loss (gain)	497	(177)
Changes in operating assets and liabilities:
Accounts receivable	3,661	12,838
Inventories	(6,333)	1,594
Prepaid and other assets	(2,312)	(119)
Accounts payable	5,037	(6,138)
Accrued liabilities and other non-current liabilities	(2,426)	(3,590)
Deferred revenue	1,051	165
Net cash (used in) provided by operating activities	(844)	1,959
Investing activities
Capital expenditures	(112)	(1,099)
Purchases of investments	(7,964)	(119)
Proceeds from maturities and sale of investments	6,887	2,664
Net cash (used in) provided by investing activities	(1,189)	1,446
Financing activities
Net proceeds from equity incentives	326	441
Net costs from public offerings	(56)	—
Net proceeds from revolving line of credit	801	120
Proceeds from loans, net of issuance costs	—	5,000
Net cash provided by financing activities	1,071	5,561
Effect of exchange rates on cash, cash equivalents, and restricted cash	186	(90)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(776)	8,876
Cash, cash equivalents, and restricted cash, beginning of period	21,361	13,359
Cash, cash equivalents, and restricted cash, end of period	$20,585	$22,235

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation, its subsidiary, and its variable interest entity in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance, after elimination of all intercompany accounts and transactions (together with Cerus Corporation, hereinafter “Cerus” or the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any future periods.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024, which were included in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on February 26, 2025. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements as of that date.

Use of Estimates

The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, the collectability of accounts receivable, inventory classification and related reserves, fair values of investments, the allowance for credit losses of available-for-sale securities and accounts receivable, stock-based compensation, goodwill, useful lives of property and equipment, income taxes, and incremental borrowing rate, among others. The Company bases its estimates on historical experience, future projections, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three months ended March 31, 2025 and 2024, was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Product revenue:
North America	$30,601	$25,098
Europe, Middle East and Africa	12,211	12,714
Other	427	553
Total product revenue	$43,239	$38,365

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally require payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration is estimated to be unconditional. The Company’s conditional rights to the consideration are recorded as contract assets. The Company had no contract assets as of March 31, 2025 and December 31, 2024.

Contract liabilities mainly consist of deferred revenue related to maintenance services, unshipped products, and uninstalled illuminators, or receivables from customers that are not yet recognized as revenue. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the contractual service period. The Company applies an optional exemption to not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less. As of March 31, 2025 and December 31, 2024, the Company had $0.1 million and $0.5 million, respectively, of contract liabilities related to the DoD included within “Deferred revenue” on the Company’s condensed consolidated balance sheets.

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of March 31, 2025 and December 31, 2024, $2.8 million and $2.8 million, respectively, were included in “Other assets” on the Company’s condensed consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of March 31, 2025 and December 31, 2024, $3.2 million and $3.1 million, respectively, were included in “Other non-current liabilities” on the Company’s condensed consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income, net”, on the Company’s condensed consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of March 31, 2025 and December 31, 2024, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of March 31, 2025 and December 31, 2024, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At March 31, 2025, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had two and one customer(s) that accounted for more than 10% of the Company’s outstanding accounts receivable at March 31, 2025 and December 31, 2024, respectively. These customers cumulatively represented approximately 49% and 37% of the Company’s outstanding trade receivables at March 31, 2025 and December 31, 2024, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2025 and December 31, 2024, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain components for the illuminators. Platelet and plasma systems’ disposable kits generally expire no later than 24 months from the date of manufacture. However, in the fourth quarter of 2024, the Company received FDA approval for an 18-month shelf life for our platelet kits. Illuminators and individual components do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Non-current inventories” in the consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At March 31, 2025 and December 31, 2024, the Company had recorded $1.0 million and $0.9 million for potential obsolete, expiring or unsalable product.

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

Foreign Currency

The functional currency of the Company’s Cerus Europe B.V. subsidiary is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars using historical exchange rates. Product revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in “Foreign exchange loss (gain)” on the Company’s condensed consolidated statements of operations.

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

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three months ended March 31, 2025 and 2024, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2025 and 2024 (shares in thousands):

	Three Months Ended
	March 31,
	2025	2024
Weighted average number of anti-dilutive potential shares:
Stock options	11,789	14,019
Restricted stock units	16,236	12,111
Employee stock purchase plan rights	175	139
Total	28,200	26,269

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at March 31, 2025 and December 31, 2024.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at March 31, 2025 (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$1,289	$—	$—	$—	$1,289
United States government agency securities	24,336	52	(11)	—	24,377
Corporate debt securities	34,269	57	(10)	—	34,316
Mortgage-backed securities	3,008	3	(261)	—	2,750
Total available-for-sale securities	$62,902	$112	$(282)	$—	$62,732

The following is a summary of available-for-sale securities at December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$1,773	$—	$—	$—	$1,773
United States government agency securities	24,060	54	(52)	—	24,062
Corporate debt securities	33,357	53	(39)	—	33,371
Mortgage-backed securities	3,070	—	(317)	—	2,753
Total available-for-sale securities	$62,260	$107	$(408)	$—	$61,959

Available-for-sale securities at March 31, 2025 and December 31, 2024, consisted of the following by contractual maturity (in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$42,849	$42,901	$38,174	$38,173
Greater than one year and less than five years	20,053	19,831	24,086	23,786
Total available-for-sale securities	$62,902	$62,732	$62,260	$61,959

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$12,367	$(9)	$1,653	$(1)	$14,020	$(10)
United States government agency securities	7,633	(5)	3,289	(6)	10,922	(11)
Mortgage-backed securities	221	(5)	2,342	(256)	2,563	(261)
Total	$20,221	$(19)	$7,284	$(263)	$27,505	$(282)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$14,002	$(27)	$3,967	$(12)	$17,969	$(39)
United States government agency securities	8,468	(37)	3,279	(15)	11,747	(52)
Mortgage-backed securities	402	(10)	2,351	(307)	2,753	(317)
Total	$22,872	$(74)	$9,597	$(334)	$32,469	$(408)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three months ended March 31, 2025 and 2024, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The gross realized gains or losses from the sale or maturity of available-for-sale investments were de minimis for all periods presented.

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

The Company classifies instruments in Level 3 if one or more significant inputs or significant value drivers are unobservable. The Company did not have any Level 3 investments as of March 31, 2025 or December 31, 2024.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at March 31, 2025 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$1,289	$1,289	$—	$—
United States government agency securities	Short-term investments	24,377	—	24,377	—
Corporate debt securities	Short-term investments	34,316	—	34,316	—
Mortgage-backed securities	Short-term investments	2,750	—	2,750	—
Total short-term investments		$62,732	$1,289	$61,443	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2024 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$1,773	$1,773	$—	$—
United States government agency securities	Short-term investments	24,062	—	24,062	—
Corporate debt securities	Short-term investments	33,371	—	33,371	—
Mortgage-backed securities	Short-term investments	2,753	—	2,753	—
Total short-term investments		$61,959	$1,773	$60,186	$—

The Company did not have any transfers among fair value measurement levels during the three months ended March 31, 2025 and 2024.

Note 3. Inventories

Inventories at March 31, 2025 and December 31, 2024, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$10,189	$8,641
Work-in-process	22,787	22,522
Finished goods	30,349	21,132
Total inventories	63,325	52,295
Less: non-current inventories	15,164	14,145
Total current inventories	$48,161	$38,150

Non-current inventories primarily consists of raw materials and work-in-process.

Note 4. Accrued Liabilities

Accrued liabilities at March 31, 2025 and December 31, 2024, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation and related costs	$9,702	$11,939
Accrued professional services	3,939	3,406
Other accrued expenses	3,294	3,598
Total accrued liabilities	$16,935	$18,943

Note 5. Debt

Debt at March 31, 2025, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$65,000	$(124)	$64,876
Revolving Loan	20,097	—	20,097
Total debt	85,097	(124)	84,973
Less: current portion	20,097	—	20,097
Non-current portion	$65,000	$(124)	$64,876

Debt at December 31, 2024, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$65,000	$(138)	$64,862
Revolving Loan	19,297	—	19,297
Total debt	84,297	(138)	84,159
Less: current portion	19,297	—	19,297
Non-current portion	$65,000	$(138)	$64,862

Principal, interest and fee payments on the Term Loan Credit Agreement (as defined below) at March 31, 2025, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2025	$—	$5,597	$5,597
2026	24,375	6,498	30,873
2027	32,500	2,939	35,439
2028	8,125	1,456	9,581
2029	—	—	—
Total	$65,000	$16,490	$81,490

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

Tranche 1, Tranche 2, Tranche 3, and Tranche 4, each bear interest at a floating rate equal to the sum of the Term SOFR rate (subject to a floor of 1.00%) plus 6.50%. Interest on each term loan advance is due and payable monthly in arrears. Interest only payments are due for the first 36 months, and the remaining payments are due over the remaining 24 months. The interest only payment period can be extended for 12 months upon achievement of a specified trailing 12 month net revenue target. The interest rate at March 31, 2025 is approximately 11.3%.

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

As of March 31, 2025 and December 31, 2024, the Company had borrowed $20.1 million and $19.3 million, respectively, under the Revolving Loan Credit Agreement, which is included in “Debt – current” in the Company’s condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at March 31, 2025. Additionally, the Company’s obligations under both agreements are secured by a security interest in substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cash payments for operating leases	$692	$968
Right-of-use assets obtained in exchange for operating lease obligations	1,287	140

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term	4.3 years	4.8 years
Weighted-average discount rate	8.9%	8.6%

Future minimum non-cancelable payments under operating leases as of March 31, 2025, were as follows (in thousands):

Operating Leases
2025	$2,978
2026	3,514
2027	3,806
2028	3,292
2029	3,346
Thereafter	846
Total future lease payments	$17,782
Less imputed interest	3,309
Present value of lease liabilities (1)	$14,473

(1) Lease liabilities include those operating leases that we plan to sublease as a part of our facilities consolidation restructuring efforts.

The operating lease expense for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Operating lease expense	$965	$964

As of March 31, 2025, the Company had no leases that have not yet commenced.

Note 7. Commitments and Contingencies

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of March 31, 2025, the Company had $26.7 million of short-term purchase commitments and $2.6 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

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

During the three months ended March 31, 2025, no shares of the Company’s common stock were sold under the Amended Sales Agreement. At March 31, 2025, the Company had approximately $96.8 million of common stock available to be sold under the Amended Sales Agreement.

Note 9. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan, eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. In June 2024, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 2.0 million shares. At March 31, 2025, the Company had 2.1 million shares available for future issuance.

Equity Incentive Plans

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors.

2008 Equity Incentive Plan

Prior to the approval by the Company’s stockholders in June 2024 of the 2024 Equity Incentive Plan (the “2024 Plan”), the Company granted equity awards from the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allowed for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12.0 million shares. In June 2023, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.0 million shares. Following the approval by the Company’s stockholders in June 2024 of the 2024 Plan, no additional awards will be granted under the Amended 2008 plan. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally required options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock awards granted under the Amended 2008 Plan were limited to 500,000 shares of common stock per recipient per calendar year. Performance-based cash awards granted under the Amended 2008 Plan were limited to $1.0 million per recipient per calendar year. At March 31, 2025, 3.2 million shares of performance-based stock awards were outstanding.

2024 Equity Incentive Plan

In June 2024, the Company’s stockholders approved the 2024 Plan. The 2024 Plan is intended as the successor to and continuation of the Amended 2008 Plan. No additional awards will be granted under the Amended 2008 Plan. The shares remaining available for grant under the Amended 2008 Plan as of the effective date of the 2024 Plan, plus an additional 5.0 million shares of common stock are available for grant and issuance under the 2024 Plan. In addition, the following shares of common stock subject to any outstanding award granted under either the Amended 2008 Plan or the Cerus Corporation Inducement Plan will become available for grant and issuance under the 2024 Plan: (i) any shares subject to such award that on or following the effective date of the 2024 Plan are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) any shares subject to such award that on or following the effective date of the 2024 Plan are not issued because such award is settled in cash; and (iii) any shares issued pursuant to such award that on or following the effective date of the 2024 Plan are forfeited back to or repurchased by us because of a failure to vest. Option awards under the 2024 Plan generally have a maximum term of ten years from the date of the award. The 2024 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over two to four years.

At March 31, 2025, the Company had approximately 28.8 million shares of its common stock subject to a combination of outstanding options and unvested RSUs outstanding under the 2024 Plan, of which approximately 10.8 million shares and 18.0 million shares were subject to outstanding options and unvested RSUs, respectively. Approximately 5.0 million shares were available for future issuance under the 2024 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2024	12,297	$5.10
Granted	—	—
Exercised	—	—
Forfeited/canceled	(1,538)	4.45
Balance at March 31, 2025	10,759	5.19

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	13,661	$2.73
Granted (1)	9,984	1.53
Vested (1)	(5,115)	2.97
Forfeited (1)	(527)	2.96
Balance at March 31, 2025	18,003	1.99

(1) Includes shares issuable under performance-based restricted stock unit awards.

Valuation Assumptions for Stock-based Compensation

The Company uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options and employee stock purchase plan rights. The Black-Scholes option pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected term of the grants, actual and projected employee stock option exercise behaviors, including forfeitures, the Company’s expected stock price volatility, the risk-free interest rate and expected dividends. The fair value of RSUs is measured on the grant date based on the closing fair market value of the Company’s common stock. The Company recognizes the grant-date fair value of the stock award as stock-based compensation expense generally on a straight-line basis over the requisite service period, which is the vesting period, and is adjusted for estimated forfeitures. For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable.

Note 10. Income Taxes

The Company recorded income tax expense of $0.1 million during the three months ended March 31, 2025 and 2024, primarily related to the operating activities of the Company’s Cerus Europe B.V. subsidiary.

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

The 2016 BARDA agreement and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In September 2023, BARDA committed an additional $3.5 million raising the committed funding to up to $185.5 million as of March 31, 2025. However, the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, was reduced by $8.8 million and would bring the total funding opportunity to $270.2 million through September 2026. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for up to $1.4 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time. As of March 31, 2025 and December 31, 2024, $2.7 million and $2.4 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the 2016 BARDA agreement.

In September 2024, the Company entered into a new agreement with BARDA (“2024 BARDA Agreement”). The 2024 BARDA agreement builds on the 2016 BARDA agreement and aims to further advance the development of the red blood cell system. The 2024 BARDA agreement includes access to funding that is intended to support a planned FDA modular premarket approval application and potential post-approval studies, accelerate development of an improved version of the red blood cell system, and scale up chemistry, manufacturing, and controls activities to enable a broad product launch, if approved. The six-year agreement with BARDA includes a base period (the “2024 Base Period”) with committed funding of up to $32.1 million, and subsequent option periods (each, a “2024 Option Period”) that, if exercised by BARDA and completed, would bring the total funding opportunity to $188.4 million as of March 31, 2025. The Company could be responsible for cost sharing of up to $60.1 million. BARDA will make periodic assessments of the Company’s progress, and the continuation of the agreement is based on the Company’s success in completing the required tasks under the 2024 Base Period and each 2024 Option Period (if and to the extent any 2024 Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the 2024 BARDA agreement, including the ability to terminate for convenience at any time. Under the contract, the Company will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of March 31, 2025 and December 31, 2024, $0.3 million and $0.1 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the 2024 BARDA agreement.

In September 2020, the Company entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total contract value is $11.1 million. As of March 31, 2025 and December 31, 2024, $0.7 million and $0.5 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to FDA.

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

As of March 31, 2025 and December 31, 2024, zero and $1.0 million of billed amounts, respectively, were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the DoD contract. As of March 31, 2025 and December 31, 2024, $0.1 million and $0.5 million, respectively, were included in “Deferred revenue” as contract liabilities on the Company’s condensed consolidated balance sheets related to the DoD contract.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
American Red Cross	39%	36%
Établissement Français du Sang	11%	14%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three months ended March 31, 2025, are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A, “Risk Factors.” These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements about:

•
the impact of macroeconomic developments, including escalating trade tensions and existing tariffs and potential new or increased tariffs and the ongoing conflict between Ukraine and Russia on our business and operations as well as the business or operations of our customers, manufacturers, research partners, and other third parties with whom we conduct business;
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
•
the amount and availability of funding we may receive under our government contracts with the Biomedical Advanced Research and Development Authority, or BARDA, the U.S. Department of Defense, or DoD, and the FDA due to executive orders impacting government contract funding and personnel;
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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application for conformity assessment to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system in December 2018 under the Medical Device Directive 93/42/EEC, or MDD, and in June 2021, we completed the resubmission of our application under the MDR. In October 2024, we announced that TÜV-SÜD’s, our Notified Body for the red blood cell system, in consultation with the Dutch Medicines Evaluation Board, or CBG, the Competent Authority for the red blood cell system, reviewed information regarding the medicinal product or active pharmaceutical ingredient of our MDR application and concluded that the data provided were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, we have developed a plan for resubmission and identified a new Competent Authority. We have revised our MDR application to address the questions raised by CBG and have submitted a new MDR application for the red blood cell system to TÜV-SÜD. We cannot predict with certainty if we have satisfactorily addressed CBG’s questions, or if new concerns will be raised by TÜV-SÜD or a new Competent Authority, and as such cannot predict if or when a decision concerning certification would occur. In addition, as a result of the resubmission of our MDR application, our product development costs will be ongoing. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. In addition, in the first quarter of 2024, we announced positive topline results from a Phase 3 clinical trial in the U.S., known as the ReCePI study, that was designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. We announced that the ReCePI study met its primary efficacy endpoint, demonstrating non-inferiority for INTERCEPT RBCs compared to conventional RBCs as measured by the incidence of acute kidney injury (AKI) following transfusion of study RBCs. We continue to believe that we will need to conduct, complete and generate acceptable data from an additional Phase 3 clinical trial in chronic anemia patients in the U.S., in vitro studies, and other necessary activities before the FDA will consider our red blood cell system for potential approval. We anticipate initiating a modular PMA application to the FDA upon the anticipated completion of the RedeS clinical trial. While we previously anticipated that the completion of the RedeS clinical trial and the planned final PMA module submission would occur in the second half of 2026, clinical trial enrollment at additional RedeS clinical trial sites recently commenced later than previously anticipated and we are continuing to assess the potential impact of that delay on the anticipated timing for completion of the RedeS clinical trial and the planned final PMA module submission. In any event, for our planned modular PMA application, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, if we are unable to enroll a sufficient number of patients for the RedeS study to generate the data needed for licensure, we will need to reach agreement with the FDA on sufficiency of fewer patients, or a new pathway to generate sufficient data for the red blood cell system, including the potential for additional Phase 3 clinical trials beyond what we are currently contemplating. We must also demonstrate to the FDA an ability to define, test and meet acceptable specifications for our current manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can initiate our planned modular PMA application submission to and seek regulatory approval of the red blood cell system from the FDA. We do not know whether or not the FDA will have a similar perspective on the information regarding the medicinal product as CBG, or that we will be able to answer such questions satisfactorily, should they arise.

We have two agreements with Biomedical Advanced Research and Development Authority, or BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, under which we receive funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of emerging pathogens. The initial agreement currently expires in September 2026 and the new agreement currently expires in September 2030. The ReCePI study was funded and the RedeS and other studies are being funded as part of our initial BARDA agreement and BARDA reimburses us for allowable direct contract costs, as such costs are incurred, and for allowable indirect costs under both agreements. If we are unable to access all of the activities and associated reimbursement amounts for the remaining options available under our new BARDA agreement, we will need to self-fund the activities required to satisfy the requirements for PMA licensure in the U.S. See the discussion under “Government contracts” below for more information. Should those amounts be inaccessible and should we be unable to self-fund the remaining initiatives, successful completion of the development of the red blood cell system may require us to obtain additional capital in order to obtain any regulatory approvals for and commercialize this product. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment or completion of the RedeS study, our product development costs would likely increase.

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. We commercialize and sell finished IFC made by our manufacturing blood center partners and other blood centers directly to hospitals and indirectly through certain blood centers. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete its process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before we or they can sell finished IFC in interstate commerce. While all of our manufacturing partners have now received their Biologics License Application, or BLAs, from CBER, we plan to continue working with any other U.S.-based blood centers producing IFC to support their licensure applications. Delays in obtaining these licenses have adversely impacted and additional delays will adversely impact the nationwide availability of IFC in the U.S. In addition, we have also entered into certain agreements with blood centers who will purchase the finished IFC from us to sell to their hospital customers, and with blood center and blood center affiliate organizations who will purchase INTERCEPT Blood System for Cryoprecipitation kits to produce finished IFC for their own sales efforts to hospitals.

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

We have borrowed and, in the future, may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, as described below, or potentially pursuant to new arrangements with different lenders. We have borrowed and, in the future, may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit agreements prior to April 1, 2026, or qualify for and exercise our option to delay amortization to April 1, 2027, the principal amounts outstanding under our Term Loan Credit Agreement will begin amortizing on April 1, 2026 and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital. Should interest rates increase, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations, including through the Controlled Equity OfferingSM Sales Agreement, as amended, or the Sales Agreement. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve in the past has raised, and may again raise, interest rates in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, including as a result of tariffs imposed by the new Trump administration and retaliatory tariffs imposed by China and other countries, costs to transport our products may increase and access to timely shipping may be limited. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs will be ongoing in connection with our resubmission of our MDR application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time our existing operations provide sufficient cash flow to conduct these trials.

Although we received FDA approval of our platelet and plasma systems in December 2014, our U.S. commercial efforts continue to be largely focused on enabling blood centers that are using INTERCEPT to optimize production and increase the number of platelet units produced and made available to patients and continuing to develop awareness of INTERCEPT’s product profile relative to other platelet and plasma products, including conventional, un-treated components. In addition, to address the entire market in the U.S., customers will need to modify their operating practices, or we will need to develop, test and obtain FDA approval of additional configurations of the platelet system. All U.S. blood centers must be compliant with the FDA guidance document, “Bacterial Risk Control Strategies for Blood Collection Establishments and Transfusion Services to Enhance the Safety and Availability of Platelets for Transfusion,” or the Final Guidance Document. Although the INTERCEPT Blood System is one of the options available to U.S. blood centers for compliance, we cannot predict if U.S. customers will continue to adopt INTERCEPT over other options or at what levels. Should we be unable to manufacture INTERCEPT in sufficient quantities in a timely manner, have adequate resources to assist customers with implementing the INTERCEPT Blood System, or need to increase prices to address existing and potential new or increased tariffs, U.S. blood centers may be forced to use alternate options allowed by the guidance document, which could permanently impact our ability to convert those blood centers to INTERCEPT users.

We understand that we will be required to obtain new PMAs for our INTERCEPT Blood System for Platelets and for Plasma with our new LED-based illuminator. We are currently working with the FDA to understand the data requirements for those PMAs. If we are unable to generate the required data for new PMAs, use of INTERCEPT in the United States will be limited to continued use with the existing illuminator, of which we have a limited number of devices available for which we have a limited time that we can continue to support and maintain.

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

The 2016 BARDA Agreement provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under this agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of March 31, 2025, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the 2016 Base Period, and under exercised option periods, or 2016 Option Periods, in an aggregate amount of up to $185.5 million. BARDA will no longer exercise any unexercised options under the 2016 BARDA Agreement. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding our agreements with BARDA.

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

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2024. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Three months ended March 31, 2025 and 2024

Revenue

	Three Months Ended
	March 31,
(in thousands, except percentages)	2025	2024	Change
Product revenue	$43,239	$38,365	$4,874	13%
Government contract revenue	5,614	5,030	584	12%
Total revenue	$48,853	$43,395	$5,458	13%

Product revenue increased during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to year-over-year sales volume growth in disposable platelet kit sales to U.S. customers. We expect product revenue for INTERCEPT disposable kits to increase in future periods driven by growth in our global platelet business due in part to increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway.

Government contract revenue increased during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an increase in revenue from BARDA in 2025 relative to the same period in the prior year. The increase in revenue from BARDA is primarily due to the 2024 BARDA Agreement executed in the fourth quarter of 2024. We anticipate that for some finite period of time, government contracts revenue will increase in future periods as multiple contracts are active and as activities supporting those contracts ramp up.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2025	2024	Change
Cost of product revenue	$17,815	$17,093	$722	4%

Cost of product revenue increased during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, consistent with the increase in product revenue for the same comparative period.

Our gross margin on product sales was 59% during the three months ended March 31, 2025 compared to 55% during the three months ended March 31, 2024, the increase was primarily due to the combined effects of the capitalization of inventoriable charges and the nonrecurring release of previously accounted for favorable variances during the first quarter of 2025. Margins were impacted by the mix of geographies into which products were sold, with higher U.S. kit sales over sales in other regions and, to a lesser extent product mix, with platelet kit sales representing a larger proportion of overall sales during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Changes in our gross margin on product sales are affected by various factors, including prices of products sold, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, the mix of product sold, the mix of customers to which products are sold, and the reserves for excess and obsolete inventory. Furthermore, we may experience cost pressure due to the inflationary environment, increased transportation costs, existing and potential new or increased tariffs and an adverse impact on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2025	2024	Change
Research and development	$16,605	$14,482	$2,123	15%

Research and development expenses increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by costs related to our new LED-based illuminator and increased compensation costs in the first quarter of 2025.

We expect to incur additional research and development costs associated with inflationary pressures on labor and study costs, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., any activities in support of the new MDR application for our red blood cell system in the EU, new product development and product enhancements, including potential new label claims, design efforts on our new LED-based illuminator, and costs associated with performing the activities under our government contracts. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of macroeconomic developments, including escalating trade tensions and existing and potential new or increased tariffs and the ongoing conflict between Ukraine and Russia and the state of war between Israel and Hamas and the risk of a global conflict, the uncertainty of future preclinical studies and clinical trial results and the uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related expenses for administrative personnel, non-cash stock-based compensation, expenses for our commercialization efforts in a number of countries around the world including those in U.S., Europe, the CIS and the Middle East, Asia, and Latin America, and expenses for accounting, tax, internal control, legal, facility and infrastructure related expenses, and insurance premiums. We expect to incur additional selling, general and administrative costs associated with inflationary pressures on labor and vendor costs, and due to escalating trade tensions and tariffs.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2025	2024	Change
Selling, general and administrative	$20,286	$19,799	$487	2%

Selling, general and administrative expenses increased during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by increased compensation costs in the first quarter of 2025.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2025	2024	Change
Foreign exchange (loss) gain	$(287)	$145	$(432)	(298%)
Interest expense	(2,110)	(2,234)	124	(6%)
Other income, net	606	452	154	34%
Total non-operating expense, net	$(1,791)	$(1,637)	$(154)	9%

Foreign Exchange (Loss) Gain

We had foreign exchange loss during the three months ended March 31, 2025, compared to foreign exchange gain during the three months ended March 31, 2024. These are primarily due to foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense decreased during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a decrease in interest rates on our Term Loan.

Other Income, net

Other income, net increased during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Provision for Income Taxes

	Three Months Ended
	March 31,
(in thousands, except percentages)	2025	2024	Change
Provision for income taxes	$74	$74	$-	0%

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s activities.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of March 31, 2025, will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2025.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of March 31, 2025 and December 31, 2024, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$19,476	$20,266
Short-term investments	61,443	60,186
Restricted cash	1,109	1,095
Total	$82,028	$81,547

Cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of March 31, 2025 and December 31, 2024, we had the following indebtedness (in thousands):

	March 31, 2025	December 31, 2024
Debt – current	$20,097	$19,297
Debt – non-current	64,876	64,862
Total	$84,973	$84,159

Operating Activities

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Net cash (used in) provided by operating activities	$(844)	$1,959

We had net cash used in operating activities for the three months ended March 31, 2025 compared to net cash provided by operating activities during the same period in 2024, which was primarily related to the increase in inventory related purchases and the timing of cash collections and payments, during the three months ended March 31, 2025, compared to the same period in 2024.

Investing Activities

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Net cash (used in) provided by investing activities	$(1,189)	$1,446

We had net cash used in investing activities for the three months ended March 31, 2025 compared to net cash provided by investing activities during the same period in 2024, which was primarily due to the purchase of investments during the three months ended March 31, 2025, compared to the same period in 2024.

Financing Activities

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Net cash provided by financing activities	$1,071	$5,561

The decrease in net cash provided by financing activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was primarily due to proceeds from the Revolving Loan Credit Agreement during the three months ended March 31, 2024.

Working Capital

(in thousands)	March 31, 2025	December 31, 2024
Working capital	$91,940	$88,890

Working capital increased as of March 31, 2025, compared to December 31, 2024, primarily due to an increase in inventory partially offset by net increases in accounts payable and accrued liabilities as a result of the timing of payments to our vendors and a decrease in accounts receivable due to the timing of collections. Contract liabilities related to DoD of $0.1 million and $0.5 million as of March 31, 2025 and December 31, 2024, respectively, are excluded from working capital.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet, plasma systems and IFC, costs to develop different configurations of existing product candidates and products, costs associated with the development of new products, costs associated with planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies or registry studies we are and may be required to conduct in connection with the approvals of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our government agreements, costs related to legal compliance, and costs related to creating, maintaining and defending our intellectual property. In addition, both our near and long-term capital requirements will require that we continue to invest in capital purchases to support ongoing and proposed studies, in addition to manufacturing capacity expansion to support our growing business. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. While we have recently been able to generate a sufficient amount of revenue and generate positive net cash flows from operations, we may be unable to sustain those results in the future. If we are unable to continue to produce positive operating cash flows or at sufficient levels, meeting our long-term capital requirements is in large part reliant on continued access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations, if at all, and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our government contracts, will be sufficient to meet our capital requirements for at least the next 12 months. However, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, including inflationary assumptions and tariffs, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our commercialization and clinical development activities. In addition, while our stated goal is to achieve profitability in the future, actual results may be different than our forecasted operating plan and may require that we take certain actions to potentially achieve profitability, which may negatively impact our commercial potential or result in deferrals in development activities.

We have borrowed and, in the future, may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, or potentially pursuant to new arrangements with different lenders. We have borrowed and, in the future, may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit agreements prior to April 1, 2026, or qualify for and exercise our option to delay amortization to April 1, 2027, the principal amounts outstanding under our Term Loan Credit Agreement will begin amortizing on April 1, 2026 and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital beyond the next 12 months. Should interest rates increase again, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense. See Note 5, Debt, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

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

In March 2023, we entered into an amendment to our Sales Agreement under which we may issue and sell up to $96.8 million of our common stock through or to Cantor Fitzgerald & Co. or Stifel, Nicolaus & Company, Incorporated, as sales agent or principal. During the three-month period ended March 31, 2025, we did not sell shares of our common stock under the Amended Sales Agreement.

While we expect to receive significant funding under our agreements with BARDA, our ability to obtain the funding we expect to receive under both agreements is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreements for convenience at any time, which risk has been heightened by recent U.S. government funding cuts, and our ability to achieve the required milestones under the agreements, including the completion of the RedeS study. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreements, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. In addition, if we are unable to meet the requisite milestones in our agreements, including generating sufficient prerequisite Phase 3 clinical data, our agreements with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. The availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

We do not currently enter into any hedging contracts to normalize the impact of foreign exchange fluctuations. As a result, our future results could be materially affected by changes in these or other factors.

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, tariffs, the threat of potential new or increased tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, tariffs and escalating trade tensions, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries are currently experiencing an inflationary environment, which may worsen due to existing and potential new tariffs. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, we expect that the costs of our business may increase as labor rates and prices rise in the current inflationary environment, transportation costs increase, and global supply chain constraints impact availability of our products. In addition, the U.S. government has imposed and may seek to impose additional restrictions on international trade, such as tariffs on goods imported into the U.S. We conduct our business globally and have third-party suppliers located outside the U.S., including in Europe. While we cannot at this time predict the ultimate impact of such tariffs, we anticipate that our margins could be adversely affected if and when such tariffs are imposed. However, given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain and could be significant. We may not be able to offset price increases from vendors or the impact of tariffs with price increases to customers at sufficient levels, if at all, which would harm our results of operations. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities.

In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs will be ongoing in connection with our failure to obtain approval of our MDR application and would also increase if existing clinical data is insufficient for us to potentially obtain approval of our new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

We did not have any off-balance sheet arrangements as of March 31, 2025.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three months ended March 31, 2025 and 2024. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2025, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended March 31, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Adverse market and economic conditions as well as tariffs and escalating international trade tensions may exacerbate certain risks affecting our business.
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

In addition to the other risks described herein, our ability to successfully commercialize the INTERCEPT Blood System for platelets, plasma and IFC in the U.S. is subject to a number of risks and uncertainties, including those related to:

•
the impact of macroeconomic developments, such as general political, health and economic conditions, including escalating trade tensions and the Ukraine-Russia conflict, economic slowdowns, recessions, inflation, bank failures, rising interest rates, tightening of credit markets on our business and existing and potential new or increased tariffs;
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
•
our and our suppliers ability to produce sufficient quantities of product to meet the growing demand for our products;
•
any supply or manufacturing problems or delays arising from our customers’ third-party suppliers whose products are used in combination and compliance with our products;
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

The red blood cell system has not been approved for marketing or commercialization anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary CE Certificate of Conformity and other regulatory approvals for the product or any future iterations or changes to the product. In this regard, in October 2024, we announced that the Dutch Medicines Evaluation Board, or CBG, the Competent Authority for the red blood cell system, reviewed the medicinal product or active pharmaceutical ingredient data of our MDR application for conformity assessment and a CE Certificate of Conformity to affix a CE Mark to our red blood cell system and concluded that the data included in the module were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, our Notified Body for the red blood cell system, we have developed a plan for resubmission and identified a new Competent Authority. We have revised our MDR application to address the questions raised by CBG and have submitted a new MDR application for the red blood cell system to TÜV-SÜD. We cannot predict with certainty if we have satisfactorily addressed CBG’s questions, or if new concerns will be raised by our new Competent Authority, and as such cannot predict when, if ever, a decision concerning certification would occur. In any event, we do not know when, if ever, we will receive CE Mark approval of the red blood cell system. Moreover, regulators or Notified Bodies may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far for the red blood cell system does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In any event, any failure or further delays in completing the development activities for the red blood cell system would prevent or continue to delay its commercialization, which would materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system.

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

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for conformity assessment and a CE Certificate of Conformity related to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. In October 2024, we announced that CBG, the Competent Authority for the red blood cell system, reviewed the medicinal product or active pharmaceutical ingredient data of our MDR application and concluded that the data included in the module were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, our notified body for the red blood cell system, we have developed a plan for resubmission and identified a new Competent Authority. We have revised our MDR application to address the questions raised by CBG and have submitted a new MDR application for the red blood cell system to TÜV-SÜD. We cannot predict with certainty if we have satisfactorily addressed CBG’s questions, or if new concerns will be raised by TÜV-SÜD or a new Competent Authority, and as such cannot predict when, if ever, a decision concerning certification would occur. In any event, we do not know when, if ever, we will receive CE Mark approval of the red blood cell system. However, we do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to support the new MDR application or a CE Certificate of Conformity, even if limited to a target patient population having chronic anemia. We do not know if data from the ReCePI Phase 3 clinical trial will be accepted by TÜV or whether such data would be supportive of expanding the target patient population beyond chronic anemia patients or whether such data will be accepted at all. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals or certification in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval, certification and market acceptance will need to be resolved prior to the initiation of further clinical trials.

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

We understand that we will be required to obtain new PMAs for our INTERCEPT Blood System for Platelets and for Plasma with our new LED-based illuminator. We are currently working with the FDA to understand the data requirements for those PMAs. If we are unable to generate the required data for new PMAs, use of INTERCEPT in the United States will be limited to continued use with the existing illuminator, of which we have a limited number of devices available for which we have a limited time that we can continue to support and maintain.

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

Moreover, our business practices are also subject to regulation by national, regional, state and local agencies, including but not limited to the Department of Justice, Federal Trade Commission, the U.S. Department of Health and Human Services (“HHS”) Office of

Inspector General and other regulatory bodies. For example, on November 29, 2022, we received a civil investigative demand, or the CID, from the U.S. Department of Justice Antitrust Division, or the Division, inquiring regarding contracting and information exchange practices related to our products and services. The Division closed its investigation on January 15, 2025 without initiating any claim or proceeding against us relating to these matters. We are currently and may again in the future become subject to similar investigations by other state or federal government agencies. If the outcome of the CID or any such similar investigation is unfavorable to us, it may result in changes to our business practices, fines, penalties or administrative sanctions against us, negative publicity and/or other negative actions that could materially harm our financial performance and results of operations, as well as our stock price. In addition, we incurred significant costs in connection with the CID, and we could incur significant costs in connection with potential future similar investigations, which could harm our ability to achieve our financial performance objectives.

In addition, there has been a trend of increased U.S. federal, state and local regulation of payments and transfers of value provided to healthcare professionals or entities. The Physician Payments Sunshine Act, imposes annual reporting requirements on device and biologics manufacturers and distributors for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to the Centers for Medicare & Medicaid Services (“CMS”), for payments and other transfers of value provided by them, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. Some states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts and Vermont, impose restrictions on device and biologics manufacturer and distributor marketing practices and tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and reporting requirements in multiple jurisdictions increase the possibility that we may fail to comply fully with one or more of these requirements.

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

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in certain regions. We rely on these distributors to obtain and maintain any necessary in-country regulatory approvals, as well as market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. Generally, our distribution agreements require distributors to purchase minimum quantities in a given year over the term of the agreement. Failure by our distributors to meet these minimum purchase obligations may adversely affect our financial condition and results of operations. In addition, failure by our distributors to provide an accurate forecast impacts our ability to predict the timing of product revenue and our ability to accurately forecast our product supply needs. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. For example, our distributors may fail to sell product inventory they have purchased from us to end customers or may sell competing products ahead of or in conjunction with INTERCEPT. In addition, initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. We have a finite number of illuminators under the current approved configuration before a redesigned and approved illuminator is available in the U.S. Our ability to continue to support and provide spare parts for the existing illuminators is limited. Accordingly, distributors may need to purchase and either sell or own an equivalent number of new LED-based illuminators that are used in their geographies in order to continue servicing their customers. Distributors may be unable to afford to purchase that many new illuminators, which may require us to provide financing, or may choose to no longer sell INTERCEPT to customers in their geographies. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Further, we have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. In Russia and Belarus, our illuminators and related spare parts are subject to sanctions. We have a number of installed illuminators in Russia and Belarus that require routine maintenance and replacement of spare parts in order to remain in service. We are currently permitted to supply illuminators and spare parts to service existing illuminators installed in Russia and Belarus, under certain conditions and requirements under a special license exception. If the special license exception becomes unavailable to us or if we are unable to meet the conditions and requirements under the special license exception in the future, we will be unable to sell new illuminators or provide spare parts to maintain the installed devices in Russia and Belarus, which would impact our financial results. Additionally, if new sanctions restrictions are placed on our ability to continue to support our business in Russia, Belarus, or other CIS countries, then we may decide to cease that business which would have a detrimental impact on our financial results, our reputation in those countries, and the eligibility of our Russian and Belarusian distributors to participate in public contracts.

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

We have purchased a last time build of our current model illuminator due to obsolescence of certain components. As a result, we will not be able to continue manufacturing the current model illuminator. We have developed a new illuminator which, though we have received a CE Mark, may take an extended period of time to obtain wide-spread regulatory approval in regions that do not accept the CE Mark. Until such time as we obtain wide-spread approval for the new LED-based illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. We may seek to obtain regulatory approval in certain geographies with the current model illuminator prior to the new model illuminator becoming available. Should regulators require cybersecurity safeguards of the current model illuminator, we may be unable to satisfy such requirements. We anticipate that we will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. We and our customers rely on the availability of spare parts and replacement components to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts or replace components during the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. We understand that components used in the currently approved illuminator design are no longer commercially available beyond what we have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As components become unavailable or obsolete, we may be required to identify and qualify replacement components for the current model illuminator and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so.

We have signed an agreement with a supplier to produce the new LED-based illuminator. Some of the new components require long order lead times and have required that we procure the components in advance of receiving regulatory approval in order to satisfy demand for our products. While we have received a CE Mark for the new LED-based illuminator, until we obtain additional regulatory approvals, sales of illuminators will be limited to the quantity of the current model illuminator that we have on hand in regions that do not accept the CE Mark as regulatory approval. Furthermore, our ability to maintain the existing installed base of current model of illuminators is limited, in some cases, to the existing stockpiled components that we have on hand and our ability to calibrate light dose on such illuminators is limited to maintaining the bulbs required to operate a calibration station and external radiometers. Any failure to, or delays in, receiving regulatory approvals for the new LED-based illuminator, or increased costs associated with mitigating any such delays, could materially and adversely affect our business, financial condition, results of operations and growth prospects and impair our sales and ability to penetrate new markets. Our inability to efficiently and timely convert the existing illuminators in the field to the new illuminator, could negatively impact our ability to maintain the existing installed base.

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

Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. While our net losses have recently narrowed, at our expected and guided sales levels of the platelet, plasma and cryoprecipitation systems, and of IFC, our costs to manufacture, distribute, market, and sell our products, support the systems and develop new products may be in excess of our revenue. In particular, it is expensive and time consuming to continually address ever-changing regulatory requirements whether those changes are due to changes in the requirements or changes in our products to expand or maintain our products’ label claims. Furthermore, the cost of complying with increased oversight and changing requirements under U.S. GAAP, the SEC and PCAOB and other administrative regulators may be unsustainable or increase faster than the anticipated revenue growth. In addition, we expect to incur additional research and development costs associated with inflationary pressures on labor and study costs, the development of different configurations of existing product candidates and products and our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies or registry studies we are and may be required to conduct in connection with the approvals of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., performing the agreed-upon activities under our government agreements, legal compliance, and creating, maintaining and defending our intellectual property. Moreover, both our near and long-term capital requirements will require that we continue to invest in capital purchases to support ongoing and proposed studies, in addition to manufacturing capacity expansion to support our growing business. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs will be ongoing in connection with our new MDR application and would also increase if existing clinical data is insufficient for us to either submit or potentially obtain approval of any such new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities. In addition, we may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales.

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

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting new tariffs and the threat of potential new or increased tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs put in place over the past two years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, costs to transport our products may increase and access to timely shipping may be limited. We may not be able to offset price increases from vendors with price increases to customers at sufficient levels, if at all, which would harm our results of operations. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs not reimbursed by our BARDA agreements will be prolonged in connection with our failure to obtain approval of our MDR application and the potential submission of a new MDR application. Development costs not covered by our BARDA agreements may increase if existing clinical data is insufficient for us to either submit or potentially obtain approval of any such new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

As of March 31, 2025, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $85.0 million. All of our current and future assets, except for intellectual property and certain investments in subsidiaries and affiliates, are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. In addition, our failure to comply with certain financial covenants could result in the lenders obtaining a security interest in our intellectual property. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement. Unless we prepay the principal amount due or meet the requirements for and choose to extend the interest only period of the Term Loan we will be required to make principal payments beginning in April 2026 until March 1, 2028 if not repaid sooner.

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

Moreover, the new Trump administration has recently imposed tariffs on imports, and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these tariffs and potential additional tariffs will ultimately have on our business including in the context of escalating trade tensions. However, we expect that these tariffs and other trade restrictions will increase our operating costs, reduce our gross margins or otherwise negatively impact our financial results. See “Risks associated with our operations outside of the United States could adversely affect our business.”

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

Moreover, the U.S. and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariff and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods, including biomedical products and their components. In particular, we rely on suppliers in the EU for our commercial INTERCEPT kits and components of our INTERCEPT kits. We conduct our business globally and our operations, including third-party suppliers, span multiple countries outside the U.S. In April 2025, the U.S. government imposed a 10% baseline global tariff and a 125% tariff on goods imported into the U.S. from China, in addition to a prior 20% tariff imposed on imports from China, subject to various exemptions. Should such tariffs become effective and persist, they would result in additional costs to our business including costs with respect to the raw materials on which our business depends, and will generally increase our manufacturing costs. In addition, such tariffs would increase our supply chain complexity and could also potentially disrupt our existing supply chain. Other governments have imposed and may continue to impose retaliatory tariffs, trade restrictions, or trade barriers on our products, which could impose additional costs and complexity on our business.

While we cannot at this time predict the ultimate impact of such tariffs, we anticipate that our margins could be adversely affected after existing warehoused inventory is depleted, depending on the ultimate scope and duration of the tariffs imposed. While we may seek to increase prices for our products as a result of such tariffs, such price adjustments could reduce the competitiveness of our products. Additionally, such tariffs could affect imports of our products and raw materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by other countries, including restricted access to raw materials used in our products, further disrupting our supply chain and increasing our costs. Given the nature of our products, relocating our manufacturing supply in response to tariffs and other trade restrictions would be a complex, costly and time-consuming process, making it difficult for us to react quickly to a rapidly changing environment. In this regard, it would take a significant amount of time and expense to implement and execute the necessary technology transfer to, and to qualify, new suppliers for our products. If there are delays in qualifying new suppliers or facilities or a new supplier is unable to meet the FDA’s or similar international regulatory body’s requirements for approval, there could be a shortage of the affected products for the marketplace or for use in clinical studies, or both, which could negatively impact our anticipated revenues.

Given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results in uncertain and could be significant. In any event, further trade restrictions and export regulations, or new or increased tariffs, including retaliatory measures, could increase our supply chain complexity and our manufacturing costs, decrease our margins, reduce the competitiveness of our products, or restrict our ability to sell our products or purchase necessary equipment and supplies. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The market price for our common stock has varied between a high of $2.15 on January 27, 2025, and a low of $1.39 on March 31, 2025, in the three-month period ended March 31, 2025. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

10.1	Director Compensation Policy, dated April 23, 2025.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (6)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CERUS CORPORATION

Date: May 1, 2025	/s/ Kevin D. Green
Kevin D. Green
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)