Form 10-Q
period 2025-06-30
CERUS CORP
filed 2025-08-05
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 17, 2025, there were 191,698,794 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2025

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,991	$20,266
Short-term investments	62,034	60,186
Accounts receivable, net	31,394	29,777
Current inventories	54,529	38,150
Prepaid and other current assets	4,586	3,643
Total current assets	168,534	152,022
Non-current assets:
Property and equipment, net	6,891	7,154
Operating lease right-of-use assets	8,665	8,384
Goodwill	1,316	1,316
Restricted cash	1,140	1,095
Non-current inventories	14,349	14,145
Other assets	12,176	16,801
Total assets	$213,071	$200,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,518	$21,695
Accrued liabilities	20,900	18,943
Debt – current	28,125	19,297
Operating lease liabilities – current	2,604	2,275
Deferred revenue	2,211	1,398
Total current liabilities	84,358	63,608
Non-current liabilities:
Debt – non-current	56,766	64,862
Operating lease liabilities – non-current	11,403	11,663
Other non-current liabilities	4,374	3,888
Total liabilities	156,901	144,021
Commitments and contingencies
Stockholders’ equity:
Common Stock	191	186
Additional paid-in capital	1,134,462	1,121,887
Accumulated other comprehensive loss	(273)	(400)
Accumulated deficit	(1,078,952)	(1,065,528)
Total Cerus Corporation stockholders’ equity	55,428	56,145
Noncontrolling interest	742	751
Total liabilities and stockholders’ equity	$213,071	$200,917

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Product revenue	$52,445	$45,079	$95,684	$83,444
Cost of product revenue	23,470	20,413	41,285	37,506
Gross profit on product revenue	28,975	24,666	54,399	45,938
Government contract revenue	7,684	5,440	13,298	10,470
Operating expenses:
Research and development	18,900	14,969	35,505	29,451
Selling, general and administrative	21,182	18,973	41,468	38,772
Total operating expenses	40,082	33,942	76,973	68,223
Loss from operations	(3,423)	(3,836)	(9,276)	(11,815)
Non-operating expense, net:
Foreign exchange (loss) gain	(911)	(77)	(1,198)	68
Interest expense	(2,150)	(2,330)	(4,260)	(4,564)
Other income, net	845	412	1,451	864
Total non-operating expense, net	(2,216)	(1,995)	(4,007)	(3,632)
Loss before income taxes	(5,639)	(5,831)	(13,283)	(15,447)
Provision for (benefit from) income taxes	76	(56)	150	18
Net loss	(5,715)	(5,775)	(13,433)	(15,465)
Net loss attributable to noncontrolling interest	(8)	—	(9)	(2)
Net loss attributable to Cerus Corporation	$(5,707)	$(5,775)	(13,424)	$(15,463)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.08)
Weighted average shares outstanding:
Basic and diluted	191,301	184,982	189,195	183,536

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(5,715)	$(5,775)	$(13,433)	$(15,465)
Other comprehensive loss
Foreign currency translation gain (loss) adjustment	5	(3)	8	(11)
Unrealized (losses) gains on available-for-sale investments, net of taxes	(12)	258	119	418
Comprehensive loss	(5,722)	(5,520)	(13,306)	(15,058)
Comprehensive loss attributable to noncontrolling interest	(8)	—	(9)	(2)
Total comprehensive loss attributable to Cerus Corporation	$(5,714)	$(5,520)	$(13,297)	$(15,056)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2024	185,766	$186	$1,121,887	$(400)	$(1,065,528)	$751	$56,896
Issuance of common stock from vesting of restricted stock units and ESPP purchases	5,348	5	290	—	—	—	295
Stock-based compensation	—	—	6,635	—	—	—	6,635
Other comprehensive income	—	—	—	134	—	—	134
Net loss	—	—	—	—	(7,717)	(1)	(7,718)
Balances as of March 31, 2025	191,114	$191	$1,128,812	$(266)	$(1,073,245)	$750	$56,242
Issuance of common stock from vesting of restricted stock units	474	—	(31)	—	—	—	(31)
Stock-based compensation	—	—	5,681	—	—	—	5,681
Other comprehensive loss	—	—	—	(7)	—	—	(7)
Net loss	—	—	—	—	(5,707)	(8)	(5,715)
Balances as of June 30, 2025	191,588	$191	$1,134,462	$(273)	$(1,078,952)	$742	$56,170

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2023	181,248	$181	$1,098,353	$(1,274)	$(1,044,610)	$794	$53,444
Issuance of common stock from vesting of restricted stock units and ESPP purchases	3,565	4	397	—	—	—	401
Stock-based compensation	—	—	5,855	—	—	—	5,855
Other comprehensive income	—	—	—	152	—	—	152
Net loss	—	—	—	—	(9,688)	(2)	(9,690)
Balances as of March 31, 2024	184,813	$185	$1,104,605	$(1,122)	$(1,054,298)	$792	$50,162
Issuance of common stock from vesting of restricted stock units	388	—	(19)	—	—	—	(19)
Stock-based compensation	—	—	5,678	—	—	—	5,678
Other comprehensive income	—	—	—	255	—	—	255
Net loss	—	—	—	—	(5,775)	—	(5,775)
Balances as of June 30, 2024	185,201	$185	$1,110,264	$(867)	$(1,060,073)	$792	$50,301

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities
Net loss	$(13,433)	$(15,465)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	651	1,111
Stock-based compensation	12,316	11,533
Non-cash operating lease cost	1,336	1,228
Net loss on sale of available-for-sale securities	2	5
Unrealized gain on investments	(128)	(110)
Loss on disposal of fixed assets	—	3
Non-cash interest expense	197	205
Foreign currency remeasurement loss (gain)	508	(161)
Changes in operating assets and liabilities:
Accounts receivable	(1,226)	11,619
Inventories	(12,210)	6,278
Prepaid and other assets	(811)	(1,038)
Accounts payable	7,842	(6,821)
Accrued liabilities and other non-current liabilities	853	(5,121)
Deferred revenue	813	(906)
Net cash (used in) provided by operating activities	(3,290)	2,360
Investing activities
Capital expenditures	(589)	(1,140)
Purchases of investments	(20,477)	(13,096)
Proceeds from maturities and sale of investments	18,788	8,575
Net cash used in investing activities	(2,278)	(5,661)
Financing activities
Net proceeds from equity incentives	326	441
Net costs from public offerings	(87)	(65)
Net proceeds from (payment on) revolving line of credit	703	(1,218)
Proceeds from loans, net of issuance costs	—	5,000
Net cash provided by financing activities	942	4,158
Effect of exchange rates on cash, cash equivalents, and restricted cash	396	(106)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,230)	751
Cash, cash equivalents, and restricted cash, beginning of period	21,361	13,359
Cash, cash equivalents, and restricted cash, end of period	$17,131	$14,110

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation, its subsidiary, and its variable interest entity in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance, after elimination of all intercompany accounts and transactions (together with Cerus Corporation, hereinafter “Cerus” or the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any future periods.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and six months ended June 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Product revenue:
North America	$35,286	$30,097	$65,886	$55,195
Europe, Middle East and Africa	16,612	13,725	28,824	26,439
Other	547	1,257	974	1,810
Total product revenue	$52,445	$45,079	$95,684	$83,444

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally require payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration is estimated to be unconditional. The Company’s conditional rights to the consideration are recorded as contract assets. The Company had no contract assets as of June 30, 2025 and December 31, 2024.

Contract liabilities mainly consist of deferred revenue related to maintenance services, unshipped products, and uninstalled illuminators, or receivables from customers that are not yet recognized as revenue. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the contractual service period. The Company applies an optional exemption to not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less. As of June 30, 2025 and December 31, 2024, the Company had $0.4 million and $0.5 million, respectively, of contract liabilities related to the DoD included within “Deferred revenue” on the Company’s condensed consolidated balance sheets.

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of June 30, 2025 and December 31, 2024, $3.0 million and $2.8 million, respectively, were included in “Other assets” on the Company’s condensed consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of June 30, 2025 and December 31, 2024, $3.5 million and $3.1 million, respectively, were included in “Other non-current liabilities” on the Company’s condensed consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income, net”, on the Company’s condensed consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of June 30, 2025 and December 31, 2024, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of June 30, 2025 and December 31, 2024, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At June 30, 2025, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

On a regular basis, including at the time of sale, the Company performs credit evaluations of its significant customers that it expects to sell to on credit terms. Generally, the Company does not require collateral from its customers to secure accounts receivable. To the extent that the Company determines credit losses may occur, the Company maintains an allowance for estimated credit losses on its condensed consolidated balance sheets and records a charge on its condensed consolidated statements of operations as a component of selling, general and administrative expenses.

The Company had three and one customer(s) that accounted for more than 10% of the Company’s outstanding accounts receivable at June 30, 2025 and December 31, 2024, respectively. These customers cumulatively represented approximately 53% and 37% of the Company’s outstanding receivables at June 30, 2025 and December 31, 2024, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At June 30, 2025 and December 31, 2024, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain components for the illuminators. Platelet and plasma systems’ disposable kits generally expire no later than 24 months from the date of manufacture. However, in the fourth quarter of 2024, the Company received FDA approval for an 18-month shelf life for our platelet kits. Illuminators and individual components do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Non-current inventories” in the condensed consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At June 30, 2025 and December 31, 2024, the Company had recorded $0.6 million and $0.9 million for potential obsolete, expiring or unsalable product.

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

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and six months ended June 30, 2025 and 2024, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2025 and 2024 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted average number of anti-dilutive potential shares:
Stock options	10,720	12,967	11,252	13,493
Restricted stock units	20,036	14,896	18,152	13,708
Employee stock purchase plan rights	158	35	222	212
Total	30,914	27,898	29,626	27,413

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at June 30, 2025 and December 31, 2024.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at June 30, 2025 (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$1,269	$—	$—	$—	$1,269
United States government agency securities	23,783	34	(7)	—	23,810
Corporate debt securities	35,504	54	(9)	—	35,549
Mortgage-backed securities	2,929	2	(256)	—	2,675
Total available-for-sale securities	$63,485	$90	$(272)	$—	$63,303

The following is a summary of available-for-sale securities at December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$1,773	$—	$—	$—	$1,773
United States government agency securities	24,060	54	(52)	—	24,062
Corporate debt securities	33,357	53	(39)	—	33,371
Mortgage-backed securities	3,070	—	(317)	—	2,753
Total available-for-sale securities	$62,260	$107	$(408)	$—	$61,959

Available-for-sale securities at June 30, 2025 and December 31, 2024, consisted of the following by contractual maturity (in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$45,686	$45,734	$38,174	$38,173
Greater than one year and less than five years	17,799	17,569	24,086	23,786
Total available-for-sale securities	$63,485	$63,303	$62,260	$61,959

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$13,798	$(9)	$—	$—	$13,798	$(9)
United States government agency securities	7,721	(5)	1,599	(2)	9,320	(7)
Mortgage-backed securities	212	(5)	2,281	(251)	2,493	(256)
Total	$21,731	$(19)	$3,880	$(253)	$25,611	$(272)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$14,002	$(27)	$3,967	$(12)	$17,969	$(39)
United States government agency securities	8,468	(37)	3,279	(15)	11,747	(52)
Mortgage-backed securities	402	(10)	2,351	(307)	2,753	(317)
Total	$22,872	$(74)	$9,597	$(334)	$32,469	$(408)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The gross realized gains or losses from the sale or maturity of available-for-sale investments were de minimis for all periods presented.

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

The Company classifies instruments in Level 3 if one or more significant inputs or significant value drivers are unobservable. The Company did not have any Level 3 investments as of June 30, 2025 or December 31, 2024.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at June 30, 2025 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$1,269	$1,269	$—	$—
United States government agency securities	Short-term investments	23,810	—	23,810	—
Corporate debt securities	Short-term investments	35,549	—	35,549	—
Mortgage-backed securities	Short-term investments	2,675	—	2,675	—
Total short-term investments		$63,303	$1,269	$62,034	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2024 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$1,773	$1,773	$—	$—
United States government agency securities	Short-term investments	24,062	—	24,062	—
Corporate debt securities	Short-term investments	33,371	—	33,371	—
Mortgage-backed securities	Short-term investments	2,753	—	2,753	—
Total short-term investments		$61,959	$1,773	$60,186	$—

The Company did not have any transfers among fair value measurement levels during the three and six months ended June 30, 2025 and 2024.

Note 3. Inventories

Inventories at June 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$10,208	$8,641
Work-in-process	22,803	22,522
Finished goods	35,867	21,132
Total inventories	68,878	52,295
Less: non-current inventories	14,349	14,145
Total current inventories	$54,529	$38,150

Non-current inventories primarily consists of raw materials and work-in-process.

Note 4. Accrued Liabilities

Accrued liabilities at June 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation and related costs	$12,628	$11,939
Accrued professional services	4,528	3,406
Other accrued expenses	3,744	3,598
Total accrued liabilities	$20,900	$18,943

Note 5. Debt

Debt at June 30, 2025, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$65,000	$(109)	$64,891
Revolving Loan	20,000	—	20,000
Total debt	85,000	(109)	84,891
Less: current portion	28,125	—	28,125
Non-current portion	$56,875	$(109)	$56,766

Debt at December 31, 2024, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$65,000	$(138)	$64,862
Revolving Loan	19,297	—	19,297
Total debt	84,297	(138)	84,159
Less: current portion	19,297	—	19,297
Non-current portion	$65,000	$(138)	$64,862

Principal, interest and fee payments on the Term Loan Credit Agreement (as defined below) at June 30, 2025, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2025	$—	$3,725	$3,725
2026	24,375	6,499	30,874
2027	32,500	2,939	35,439
2028	8,125	1,456	9,581
Total	$65,000	$14,619	$79,619

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

On March 31, 2023, the Company entered into an Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) which amended and restated the Prior Term Loan Credit Agreement. The Term Loan Credit Agreement provides a secured term loan facility in an aggregate principal amount of up to $75.0 million. The Company borrowed the first advance of $40.0 million (“Tranche 1”) and the second advance of $15.0 million (“Tranche 2”) on the closing date to refinance the term loans under the Prior Term Loan Credit Agreement. Under the terms of the Term Loan Credit Agreement, (i) the third advance of $10.0 million (“Tranche 3”) was available to the Company through July 1, 2024, and (ii) the fourth advance of $10.0 million (“Tranche 4”), was available to the Company through July 1, 2025, subject to the Company’s satisfaction of certain other conditions described in the Term Loan Credit Agreement.

Tranche 1, Tranche 2, Tranche 3, and Tranche 4, each bear interest at a floating rate equal to the sum of the Term SOFR rate (subject to a floor of 1.00%) plus 6.50%. Interest on each term loan advance is due and payable monthly in arrears. Interest only payments are due for the first 36 months, and the remaining payments are due over the remaining 24 months. The interest only payment period can be extended for 12 months upon achievement of a specified trailing 12 month net revenue target. The interest rate at June 30, 2025 is approximately 11.2%.

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

As of June 30, 2025 and December 31, 2024, the Company had borrowed $20.0 million and $19.3 million, respectively, under the Revolving Loan Credit Agreement, which is included in “Debt – current” in the Company’s condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at June 30, 2025. Additionally, the Company’s obligations under both agreements are secured by a security interest in substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2025	2024
Cash payments for operating leases	$1,739	$1,820
Right-of-use assets obtained in exchange for operating lease obligations	1,444	140

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term	4.1 years	4.8 years
Weighted-average discount rate	8.9%	8.6%

Future minimum non-cancelable payments under operating leases as of June 30, 2025, were as follows (in thousands):

Operating Leases
2025	$2,000
2026	3,565
2027	3,855
2028	3,322
2029	3,374
Thereafter	859
Total future lease payments	$16,975
Less imputed interest	2,968
Present value of lease liabilities (1)	$14,007

(1) Lease liabilities include those operating leases that we plan to sublease as a part of our facilities consolidation restructuring efforts.

The operating lease expense for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease expense	$1,007	$1,000	$1,972	$1,964

As of June 30, 2025, the Company had no leases that have not yet commenced.

Note 7. Commitments and Contingencies

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of June 30, 2025, the Company had $26.0 million of short-term purchase commitments and $3.3 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

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

On March 1, 2023, the Company entered into Amendment No.1 to the Sales Agreement (the “Amended Sales Agreement”). Under the Amended Sales Agreement, the Company is able to issue and sell from time to time up to $96.8 million of the Company’s common stock through or to the Sales Agents, as sales agent or principal. Under the Amended Sales Agreement, each Sales Agent receives compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of the Company’s common stock. The issuance and sale of these shares by the Company pursuant to the Amended Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended.

During the six months ended June 30, 2025, no shares of the Company’s common stock were sold under the Amended Sales Agreement. At June 30, 2025, the Company had approximately $96.8 million of common stock available to be sold under the Amended Sales Agreement.

Note 9. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan, eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. In June 2024, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 2.0 million shares. At June 30, 2025, the Company had 2.1 million shares available for future issuance.

Equity Incentive Plans

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors.

2008 Equity Incentive Plan

Prior to the approval by the Company’s stockholders in June 2024 of the 2024 Equity Incentive Plan (the “2024 Plan”), the Company granted equity awards from the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allowed for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12.0 million shares. In June 2023, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.0 million shares. Following the approval by the Company’s stockholders in June 2024 of the 2024 Plan, no additional awards will be granted under the Amended 2008 plan. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally required options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock awards granted under the Amended 2008 Plan were limited to 500,000 shares of common stock per recipient per calendar year. Performance-based cash awards granted under the Amended 2008 Plan were limited to $1.0 million per recipient per calendar year. At June 30, 2025, 3.2 million shares of performance-based stock awards were outstanding.

2024 Equity Incentive Plan

In June 2024, the Company’s stockholders approved the 2024 Plan. The 2024 Plan is intended as the successor to and continuation of the Amended 2008 Plan. No additional awards will be granted under the Amended 2008 Plan. The shares remaining available for grant under the Amended 2008 Plan as of the effective date of the 2024 Plan, plus an additional 5.0 million shares of common stock are available for grant and issuance under the 2024 Plan. In addition, the following shares of common stock subject to any outstanding award granted under either the Amended 2008 Plan or the Cerus Corporation Inducement Plan will become available for grant and issuance under the 2024 Plan: (i) any shares subject to such award that on or following the effective date of the 2024 Plan are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) any shares subject to such award that on or following the effective date of the 2024 Plan are not issued because such award is settled in cash; and (iii) any shares issued pursuant to such award that on or following the effective date of the 2024 Plan are forfeited back to or repurchased by us because of a failure to vest. In June 2025, the Company’s stockholders approved an amendment and restatement of the 2024 Plan that increased the aggregate number of shares of common stock authorized for issuance by 10.0 million shares. Option awards under the 2024 Plan generally have a maximum term of ten years from the date of the award. The 2024 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over two to four years.

At June 30, 2025, the Company had approximately 28.7 million shares of its common stock subject to a combination of outstanding options and unvested RSUs under the Amended 2008 Plan and the 2024 Plan, of which approximately 10.6 million shares and 18.1 million shares were subject to outstanding options and unvested RSUs, respectively. At June 30, 2025, approximately 14.6 million shares were available for future issuance under the 2024 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2024	12,297	$5.10
Granted	—	—
Exercised	—	—
Forfeited/canceled	(1,713)	4.54
Balance at June 30, 2025	10,584	5.19

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	13,661	$2.73
Granted (1)	10,830	1.52
Vested (1)	(5,589)	2.92
Forfeited (1)	(738)	2.66
Balance at June 30, 2025	18,164	1.96

(1) Includes shares issuable under performance-based restricted stock unit awards.

Valuation Assumptions for Stock-based Compensation

The Company uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options and employee stock purchase plan rights. The Black-Scholes option pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables, which include the expected term of the grants, actual and projected employee stock option exercise behaviors, including forfeitures, the Company’s expected stock price volatility, the risk-free interest rate and expected dividends. The fair value of RSUs is measured on the grant date based on the closing fair market value of the Company’s common stock. The Company recognizes the grant-date fair value of the stock award as stock-based compensation expense generally on a straight-line basis over the requisite service period, which is the vesting period, and is adjusted for estimated forfeitures. For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable.

Note 10. Income Taxes

The Company recorded income tax expense of $0.1 million during the three months ended June 30, 2025 and income tax benefit of less than $0.1 million during the three months ended June 30, 2024, primarily related to the operating activities of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of $0.1 million and less than $0.1 million during the six months ended June 30, 2025 and 2024, primarily related to the operating activities of the Company’s Cerus Europe B.V. subsidiary.

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

The 2016 BARDA agreement and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In September 2023, BARDA committed an additional $3.5 million raising the committed funding to up to $185.5 million as of June 30, 2025. However, the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, was reduced by $8.8 million and would bring the total funding opportunity to $270.2 million through September 2026. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for up to $1.4 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time. As of June 30, 2025 and December 31, 2024, $3.3 million and $2.4 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the 2016 BARDA agreement.

In September 2024, the Company entered into a new agreement with BARDA (“2024 BARDA Agreement”). The 2024 BARDA agreement builds on the 2016 BARDA agreement and aims to further advance the development of the red blood cell system. The 2024 BARDA agreement includes access to funding that is intended to support a planned FDA modular premarket approval application and potential post-approval studies, accelerate development of an improved version of the red blood cell system, and scale up chemistry, manufacturing, and controls activities to enable a broad product launch, if approved. The six-year agreement with BARDA includes a base period (the “2024 Base Period”) with committed funding of up to $32.1 million, and subsequent option periods (each, a “2024 Option Period”) that, if exercised by BARDA and completed, would bring the total funding opportunity to $188.4 million as of June 30, 2025. The Company could be responsible for cost sharing of up to $60.1 million. BARDA will make periodic assessments of the Company’s progress, and the continuation of the agreement is based on the Company’s success in completing the required tasks under the 2024 Base Period and each 2024 Option Period (if and to the extent any 2024 Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the 2024 BARDA agreement, including the ability to terminate for convenience at any time. Under the contract, the Company will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of June 30, 2025 and December 31, 2024, $1.3 million and $0.1 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the 2024 BARDA agreement.

In September 2020, the Company entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The total contract value is $11.1 million. As of June 30, 2025 and December 31, 2024, $1.1 million and $0.5 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to FDA.

In September 2022, the Company entered into an agreement with the U.S. Department of Defense, or DoD, Industrial Base Analysis and Sustainment program for the development of pathogen reduced, lyophilized cryoprecipitate to treat bleeding due to trauma. In May 2023, the Company and the DoD entered into an amendment to the agreement to extend the agreement to February 2027 and increased the total contract value from $9.1 million to $17.8 million. The revenue associated with the DoD contract is recognized on the application of the cost-to-cost input method, which measures the extent of progress towards completion of the single performance obligation based on the ratio of actual costs incurred to the total estimated costs over the performance period of the agreement. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. The estimate of the Company’s measure of progress, which can include additional services, if any, and the estimate of any additional consideration for those additional services, if any, are included in the transaction price which is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis. As such, management applies a certain amount of judgment in estimating both the services and the corresponding timeline through to the completion of the performance obligation, which are key inputs when using the cost-to-cost input method. Given that the estimate of the Company’s measure of progress is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis, a significant change in the remaining estimated costs to complete the services (including revisions to transaction price) could have a significant impact on revenues previously recognized under this arrangement (including reversal of previously recognized revenue) at each reporting date.

As of June 30, 2025 and December 31, 2024, $1.4 million and $1.0 million of billed amounts, respectively, were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the DoD contract. As of June 30, 2025 and December 31, 2024, $0.4 million and $0.5 million, respectively, were included in “Deferred revenue” as contract liabilities on the Company’s condensed consolidated balance sheets related to the DoD contract.

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

Significant expenses within loss from operations include cost of product revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations. The measure of segment assets is the Company’s total assets which is reported on the Company’s condensed consolidated balance sheets.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
American Red Cross	33%	36%	36%	36%
OneBlood	11%	*	*	*
Établissement Français du Sang	10%	11%	10%	13%

* Represents an amount less than 10% of product revenue.

Note 13. Subsequent Events

Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA amends U.S. tax law including provisions related to bonus depreciation, research and development expenses and foreign derived intangible income. The Company is currently evaluating the impact of the OBBBA on its condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A, “Risk Factors.” These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements about:

•
the impact of macroeconomic developments, including escalating trade tensions and existing tariffs and potential new or increased tariffs and the ongoing conflict between Ukraine and Russia, the state of war between Israel and Hamas and the wider regional conflict as well as the risk of a global conflict on our business and operations as well as the business or operations of our customers, manufacturers, research partners, and other third parties with whom we conduct business;
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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application for conformity assessment to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system in December 2018 under the Medical Device Directive 93/42/EEC, or MDD, and in June 2021, we completed the resubmission of our application under the MDR. In October 2024, we announced that TÜV-SÜD’s, our Notified Body for the red blood cell system, in consultation with the Dutch Medicines Evaluation Board, or CBG, the Competent Authority for the red blood cell system, reviewed information regarding the medicinal product or active pharmaceutical ingredient of our MDR application and concluded that the data provided were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, we have developed a plan for resubmission and identified a new Competent Authority. We revised our MDR application to address the questions raised by CBG and submitted a new MDR application for the red blood cell system to TÜV-SÜD. In July 2025, we announced that TÜV-SÜD completed their review of our new MDR application and transferred information to the State Institute for Drug Control, or SÚKL. We cannot predict with certainty if we have satisfactorily addressed CBG’s questions, or if new concerns will be raised by SÚKL, and as such cannot predict if or when a decision concerning certification would occur. In addition, as a result of the resubmission of our MDR application, our product development costs will be ongoing. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. In addition, in the first quarter of 2024, we announced positive topline results from a Phase 3 clinical trial in the U.S., known as the ReCePI study, that was designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. We announced that the ReCePI study met its primary efficacy endpoint, demonstrating non-inferiority for INTERCEPT RBCs compared to conventional RBCs as measured by the incidence of acute kidney injury (AKI) following transfusion of study RBCs. We continue to believe that we will need to conduct, complete and generate acceptable data from an additional Phase 3 clinical trial in chronic anemia patients in the U.S., in vitro studies, and other necessary activities before the FDA will consider our red blood cell system for potential approval. While we previously anticipated that the completion of the RedeS clinical trial and the planned final PMA module submission would occur in the second half of 2026, we anticipate that additional clinical trial data will be required to supplement our two Phase 3 clinical trials, ReCePI and RedeS. We anticipate completion of the RedeS clinical trial enrollment by the end of 2025 and completion of the trial in the second half of 2026. Discussion of the planned PMA module submissions with the FDA will not occur prior to the completion of the RedeS trial. In any event, for our planned modular PMA application, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, if we are unable to enroll a sufficient number of patients for the RedeS study or generate the additional data needed for licensure, we will need to reach agreement with the FDA on sufficiency of fewer patients, or a new pathway to generate sufficient data for the red blood cell system. We must also demonstrate to the FDA an ability to define, test and meet acceptable specifications for our current manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can initiate our planned modular PMA application submission to and seek regulatory approval of the red blood cell system from the FDA. We do not know whether or not the FDA will have a similar perspective on the information regarding the medicinal product as CBG, or that we will be able to answer such questions satisfactorily, should they arise.

We have two agreements with Biomedical Advanced Research and Development Authority, or BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, under which we receive funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of emerging pathogens. The agreement entered in June 2016, or the 2016 BARDA Agreement, currently expires in September 2026 and the agreement entered in September 2024, or the 2024 BARDA Agreement, currently expires in September 2030. The ReCePI study was funded and the RedeS and other studies are being funded as part of our 2016 BARDA Agreement and BARDA reimburses us for allowable direct contract costs, as such costs are incurred, and for allowable indirect costs under both agreements. If we are unable to access all of the activities and associated reimbursement amounts for the remaining options available under our 2024 BARDA Agreement or if we are unable to add additional options and respective reimbursement amounts to fund further activities that may be required to meet licensure agreements, we will need to self-fund the activities required to satisfy the requirements for PMA licensure in the U.S. See the discussion under “Government contracts” below for more information. Should those amounts be inaccessible and should we be unable to self-fund the remaining initiatives, successful completion of the development of the red blood cell system may require us to obtain additional capital in order to obtain any regulatory approvals for and commercialize this product. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment or completion of the RedeS study, our product development costs would likely increase.

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

In certain instances, Fresenius has experienced delays and may continue experiencing further delays in the qualification and licensure for its new production facilities, which may adversely impact our ability to continue to grow the platelet and plasma business. Furthermore, continued delays may not result in a favorable return on invested capital, may result in higher costs for both Fresenius and us and may precipitate discussions about the long-term viability of our relationship with Fresenius.

See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding the 2022 Agreement with Fresenius.

Government contracts

In June 2016, we entered into the 2016 BARDA Agreement to support our development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells, including access to funding that could potentially support various activities, including conducting studies necessary to support a potential premarket approval application submission to the FDA for the red blood cell system, and accelerating commercial scale up activities to facilitate potential adoption of the red blood cell system by U.S. blood centers.

The 2016 BARDA Agreement provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under this agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of June 30, 2025, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period, or the 2016 Base Period, and under exercised option periods, or 2016 Option Periods, in an aggregate amount of up to $185.5 million. BARDA will no longer exercise any unexercised options under the 2016 BARDA Agreement. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding our agreements with BARDA.

In September 2024, we entered into the 2024 BARDA Agreement. The 2024 BARDA Agreement builds on the 2016 BARDA Agreement and aims to further advance the development of the red blood cell system. The 2024 BARDA Agreement includes access to funding that is intended to support a planned FDA modular premarket approval application and potential post-approval studies, accelerate development of an improved version of the red blood cell system, and scale up chemistry, manufacturing, and controls activities to enable a broad product launch, if approved. The six-year agreement with BARDA includes a base period, or the 2024 Base Period, with committed funding of up to $32.1 million, and subsequent option periods, or 2024 Option Periods, that, if exercised by BARDA and completed, would bring the total funding opportunity of $188.4 million as of September 30, 2024. We could be responsible for cost sharing of up to $60.1 million which we would satisfy by agreeing to utilize lower fringe, overhead, and G&A rates for select options than we are otherwise allowed to use as supported by audited indirect cost submissions. BARDA will make periodic assessments of our progress, and the continuation of the 2024 BARDA Agreement is based on our success in completing the required tasks under the 2024 Base Period and each 2024 Option Period (if and to the extent any 2024 Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the 2024 BARDA Agreement, including the ability to terminate for convenience at any time. Under the contract, we will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The U.S. Federal Government has imposed a standardized indirect cost rate on grants administered by the National Institutes of Health. The standardized rates are significantly lower than our current audited indirect rates. While our contracts with BARDA are not currently impacted by these orders, should the U.S. Federal Government impose similar restrictions, we would have to absorb many of our indirect costs which would adversely affect our operating results. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding our agreements with BARDA.

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

Results of Operations

Three and six months ended June 30, 2025 and 2024

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Product revenue	$52,445	$45,079	$7,366	16%	$95,684	$83,444	$12,240	15%
Government contract revenue	7,684	5,440	2,244	41%	13,298	10,470	2,828	27%
Total revenue	$60,129	$50,519	$9,610	19%	$108,982	$93,914	$15,068	16%

Product revenue increased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The increase in product revenue during the three months ended June 30, 2025 was primarily due to sales volume growth in disposable platelet kits sales to customers in Europe. The increase in product revenue during the six months ended June 30, 2025 was primarily due to year-over-year sales volume growth in disposable platelet kit sales to U.S. customers. We expect product revenue for INTERCEPT disposable kits to increase in future periods driven by growth in our global platelet business due in part to increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway.

Government contract revenue increased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily due to an increase in revenue from BARDA in 2025 relative to the same period in the prior year. The increase in revenue from BARDA is primarily due to the 2024 BARDA Agreement executed in the fourth quarter of 2024. We anticipate that through fiscal year 2026, government contracts revenue will increase as multiple contracts are active and as activities supporting those contracts ramp up.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Cost of product revenue	$23,470	$20,413	$3,057	15%	$41,285	$37,506	$3,779	10%

Cost of product revenue increased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, consistent with the increase in product revenue for the same comparative period.

Our gross margin on product sales was 55% during the three months ended June 30, 2025 and 2024. Our gross margin on products sales was 57% during the six months ended June 30, 2025 compared to 55% during the six months ended June 30, 2024. The increase was primarily due to the combined effects of the capitalization of inventoriable charges and the nonrecurring release of previously accounted for favorable variances during 2025. Margins were impacted by the mix of geographies into which products were sold, with higher U.S. kit sales over sales in other regions and, to a lesser extent product mix, with platelet kit sales representing a larger proportion of overall sales during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. Changes in our gross margin on product sales are affected by various factors, including prices of products sold, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, the mix of product sold, the mix of customers to which products are sold, and the reserves for excess and obsolete inventory. Furthermore, we may experience cost pressure due to the inflationary environment, increased transportation costs, existing and potential new or increased tariffs and an adverse impact on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Research and development	$18,900	$14,969	$3,931	26%	$35,505	$29,451	$6,054	21%

Research and development expenses increased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily driven by costs related to our new LED-based illuminator, increased compensation costs, and work performed related to our BARDA agreements.

We expect to incur additional research and development costs associated with inflationary pressures on labor and study costs, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, pursuing potential regulatory approvals for the LED illuminator in territories where the platelet and plasma systems are approved, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., any activities in support of the new MDR application for our red blood cell system in the EU, new product development and product enhancements, including potential new label claims, further design efforts on our new LED-based illuminator for the U.S. market and ongoing software development, and costs associated with performing the activities under our government contracts. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of macroeconomic developments, including escalating trade tensions and existing and potential new or increased tariffs and the ongoing conflict between Ukraine and Russia, the state of war between Israel and Hamas and the wider regional conflict as well as the risk of a global conflict, the uncertainty of future preclinical studies and clinical trial results and the uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Selling, general and administrative	$21,182	$18,973	$2,209	12%	$41,468	$38,772	$2,696	7%

Selling, general and administrative expenses increased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily driven by increased compensation costs.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Foreign exchange (loss) gain	$(911)	$(77)	$(834)	1,083%	$(1,198)	$68	$(1,266)	(1,862%)
Interest expense	(2,150)	(2,330)	180	(8%)	(4,260)	(4,564)	304	(7%)
Other income, net	845	412	433	105%	1,451	864	587	68%
Total non-operating expense, net	$(2,216)	$(1,995)	$(221)	11%	$(4,007)	$(3,632)	$(375)	10%

Foreign Exchange (Loss) Gain

We had foreign exchange loss during the three months ended June 30, 2025 and 2024. We had foreign exchange loss during the six months ended June 30, 2025, compared to foreign exchange gain during the six months ended June 30, 2024. These are primarily due to foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense decreased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily due to a decrease in interest rates on our Term Loan.

Other Income, net

Other income, net increased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Provision for (benefit from) income taxes	$76	$(56)	$132	(236%)	$150	$18	$132	733%

The tax expenses (benefit) were primarily a result of our Cerus Europe B.V. subsidiary’s activities.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of June 30, 2025, will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2025.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of June 30, 2025 and December 31, 2024, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$15,991	$20,266
Short-term investments	62,034	60,186
Restricted cash	1,140	1,095
Total	$79,165	$81,547

Cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of June 30, 2025 and December 31, 2024, we had the following indebtedness (in thousands):

	June 30, 2025	December 31, 2024
Debt – current	$28,125	$19,297
Debt – non-current	56,766	64,862
Total	$84,891	$84,159

Operating Activities

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Net cash (used in) provided by operating activities	$(3,290)	$2,360

We had net cash used in operating activities for the six months ended June 30, 2025 compared to net cash provided by operating activities during the same period in 2024, which was primarily related to the increase in inventory related purchases and the timing of cash collections and payments, during the six months ended June 30, 2025, compared to the same period in 2024.

Investing Activities

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Net cash used in investing activities	$(2,278)	$(5,661)

The decrease in net cash used in investing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to higher proceeds from investment activities compared to the same period in 2024.

Financing Activities

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Net cash provided by financing activities	$942	$4,158

The decrease in net cash provided by financing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily due to proceeds from the Term Loan Credit Agreement during the six months ended June 30, 2024.

Working Capital

(in thousands)	June 30, 2025	December 31, 2024
Working capital	$84,584	$88,890

Working capital decreased as of June 30, 2025, compared to December 31, 2024, primarily due to net increases in accounts payable and accrued liabilities as a result of the timing of payments to our vendors offset by an increase in inventory and due to the reclassification of $8.1 million of long-term debt to short-term due to our amended Term Loan Credit agreement. Contract liabilities related to DoD of $0.4 million and $0.5 million as of June 30, 2025 and December 31, 2024, respectively, are excluded from working capital.

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

In March 2023, we entered into an amendment to our Sales Agreement under which we may issue and sell up to $96.8 million of our common stock through or to Cantor Fitzgerald & Co. or Stifel, Nicolaus & Company, Incorporated, as sales agent or principal. During the three-month period ended June 30, 2025, we did not sell shares of our common stock under the Amended Sales Agreement.

While we expect to receive significant funding under our agreements with BARDA, our ability to obtain the funding we expect to receive under both agreements is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreements for convenience at any time, which risk has been heightened by recent U.S. government funding cuts, and our ability to achieve the required milestones under the agreements, including the completion of the RedeS study. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreements, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. In addition, if we are unable to meet the requisite milestones in our agreements, including generating sufficient prerequisite Phase 3 clinical data, or if we are unable to add additional options to fund further activities that may be required to meet new licensure requirements, our agreements with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. The availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

We do not currently enter into any hedging contracts to normalize the impact of foreign exchange fluctuations. As a result, our future results could be materially affected by changes in these or other factors.

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, tariffs, the threat of potential new or increased tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, tariffs and escalating trade tensions, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could, in the future, negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries are currently experiencing an inflationary environment, which may worsen due to existing and potential new tariffs. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, we expect that the costs of our business may increase as labor rates and prices rise in the current inflationary environment, transportation costs increase, and global supply chain constraints impact availability of our products. In addition, the U.S. government has imposed and may seek to impose additional restrictions on international trade, such as tariffs on goods imported into the U.S. We conduct our business globally and have third-party suppliers located outside the U.S., including in Europe. While we cannot at this time predict the ultimate impact of such tariffs, we anticipate that our margins could be adversely affected if and when such tariffs are imposed. However, given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain and could be significant. We may not be able to offset price increases from vendors or the impact of tariffs with price increases to customers at sufficient levels, if at all, which would harm our results of operations. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities.

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

We did not have any off-balance sheet arrangements as of June 30, 2025.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three and six months ended June 30, 2025 and 2024. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2025, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended June 30, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
A significant portion of the funding for the development of the red blood cell system has come and is expected to continue to come from our BARDA agreements, and if BARDA were to eliminate, reduce or delay, or object to additional activities or extensions for funding of our agreements, it would have a significant, negative impact on our government contract revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding. Our ability to be paid by the DoD is predicated on our ability to achieve the stated milestones in the agreement and for the DoD to agree with the successful completion of each.
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

In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. In Europe, the largest markets for our products are in Germany, France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other parts of the EU and other countries where we rely on CE Certificates of Conformity and the CE Mark, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an authorization will first need to obtain one before using our products. The review period for a new authorization can be 12 months or longer following submission and we cannot assure that any of the potential German customers submitting a new application for authorization will obtain it. We have invested in substantial commercial resources in Germany. Without approvals obtained by potential German customers, or willingness of hospitals to seek reimbursement for pathogen-reduced platelets or for insurers to submit for the approved incremental reimbursement for pathogen-reduced platelets, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our business, results of operations and financial condition and we may never realize a return on the investments we have made building out our commercial team in Germany. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. Similar to the U.S., German blood centers will need to successfully market and sell to their hospital customers and understand and assist with the steps that are needed at the hospital level in Germany to administer pathogen-reduced platelets.

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

We are currently conducting clinical trials for our products and product candidates and plan to commence additional clinical trials of our products and product candidates in the future. We cannot be certain that the design or conduct of, or data collected from, these trials will be sufficient to support FDA approval, a CE Certificate of Conformity prior to affixing a CE Mark or any other regulatory approvals outside the U.S. If we fail to produce positive results in our ongoing or planned clinical trials, the development timeline and regulatory approval and commercialization prospects for our products and our product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, interruptions or delays in blood center production of the blood components used for the clinical trial, delays in recruiting subjects to participate in a study, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, extreme weather or other natural forces, terrorist activity or general concerns over employee safety. For example, we experienced delays in our RedeS and ReCePI studies related to the COVID-19 pandemic. In addition, some clinical sites for the RedeS study are located in areas that are subject to disruption by severe weather such as flooding, hurricanes or other natural forces such as earthquakes, which have delayed enrollment and progress of the RedeS study in the past. Moreover, clinical trial enrollment at additional RedeS clinical trial sites have commenced later than previously anticipated, and we are continuing to assess the potential impact of that delay on the anticipated timing for completion of the RedeS study which, if that anticipated timing is delayed, would delay the timing of our planned final PMA module submission. If we are unable to enroll a sufficient number of patients for the RedeS study or generate the additional data needed for licensure, we will need to reach agreement with the FDA on sufficiency of fewer patients, or a new pathway to generate sufficient data for the red blood cell system. If we see any treatment emergent antibodies with amustaline specificity without evidence of hemolysis in patients receiving INTERCEPT-treated RBCs in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause, which would cause delay. In any event, we cannot be certain that further delays in the RedeS study or other clinical trials will not occur.

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

The red blood cell system has not been approved for marketing or commercialization anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary CE Certificate of Conformity and other regulatory approvals for the product or any future iterations or changes to the product. In this regard, in October 2024, we announced that the Dutch Medicines Evaluation Board, or CBG, the Competent Authority for the red blood cell system, reviewed the medicinal product or active pharmaceutical ingredient data of our MDR application for conformity assessment and a CE Certificate of Conformity to affix a CE Mark to our red blood cell system and concluded that the data included in the module were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, our Notified Body for the red blood cell system, we developed a plan for resubmission and identified a new Competent Authority. We revised our MDR application to address the questions raised by CBG and submitted a new MDR application for the red blood cell system to TÜV-SÜD. In July 2025, we announced that TÜV-SÜD completed their review of our new MDR application and transferred information to the State Institute for Drug Control, or SÚKL. We cannot predict if we have satisfactorily addressed CBG’s questions, or if new concerns will be raised by SÚKL, and as such cannot predict if or when a decision concerning certification would occur. In addition, as a result of the resubmission of our MDR application, our product development costs will be ongoing. Moreover, regulators or Notified Bodies may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far for the red blood cell system does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In any event, any failure or further delays in completing the development activities for the red blood cell system would prevent or continue to delay its commercialization, which would materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system.

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

We will need to successfully conduct and complete the ongoing RedeS study in the U.S. and continue to believe that we will also need to conduct and complete, and generate acceptable data from, an additional Phase 3 clinical trial including chronic anemia patients in the U.S., in vitro studies, and other necessary activities before the FDA will consider our red blood cell system for potential approval. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in chronic anemia patients may be difficult or impractical, which could significantly delay or preclude our ability to submit and complete our planned modular PMA application submission on the anticipated timeline or at all and to otherwise obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete the RedeS study or generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. While we previously anticipated that the completion of the RedeS study and the planned final PMA module submission would occur in the second half of 2026, we anticipate that additional clinical trial data will be required to supplement our two Phase 3 clinical trials, ReCePI and RedeS.

We anticipate completion of the RedeS clinical trial enrollment by the end of 2025 and completion of the trial in the second half of 2026. Discussion of the planned PMA module submissions with the FDA will not occur prior to the completion of the RedeS trial. Any delay on the planned final PMA module submission would potentially increase our development costs and delay the potential commercialization of the red blood cell system in the U.S. In any event, for our planned modular PMA application, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, if we are unable to enroll a sufficient number of patients for the RedeS study or generate the additional data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system. Moreover, if treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. To date, several S-303 antibody events without evidence of hemolysis have been detected in the RedeS and ReCePI studies. Though we have not seen any clinical significance to date, we have seen antibody formation to S-303 treated red blood cells, and we will need to continue to generate data related to S-303 treatment emergent antibodies. In addition, even though we reported positive topline results from the ReCePI study in the first quarter of 2024, this does not ensure that any other clinical trials of the red blood cell system will be successful, including the RedeS study, nor does it ensure that the data from the ReCePI study will be deemed supportive of regulatory approval by the FDA. In this regard, because non-clinical and clinical data are often susceptible to varying interpretations and analyses, regulatory authorities, including the FDA, may disagree with our interpretation of the data from any of our completed clinical or non-clinical trials and may require additional clinical testing and/or further analyses from completed clinical or non-clinical trials before we can obtain regulatory approval and begin commercialization of the red blood cell system, if at all, any of which could result in increased costs to us, limit our ability to generate revenue and adversely affect our commercial prospects.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for conformity assessment and a CE Certificate of Conformity related to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. In October 2024, we announced that CBG, the Competent Authority for the red blood cell system, reviewed the medicinal product or active pharmaceutical ingredient data of our MDR application and concluded that the data included in the module were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, our notified body for the red blood cell system, we have developed a plan for resubmission and identified a new Competent Authority. We revised our MDR application to address the questions raised by CBG and submitted a new MDR application for the red blood cell system to TÜV-SÜD. In July 2025, we announced that TÜV-SÜD completed their review of our new MDR application and transferred information to the State Institute for Drug Control, or SÚKL. We cannot predict if we have satisfactorily addressed CBG’s questions, or if new concerns will be raised by SÚKL, and as such cannot predict if or when a decision concerning certification would occur. In addition, as a result of the resubmission of our MDR application, our product development costs will be ongoing. In any event, we do not know when, if ever, we will receive CE Mark approval of the red blood cell system. However, we do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to support the new MDR application or a CE Certificate of Conformity, even if limited to a target patient population having chronic anemia. We do not know if data from the ReCePI Phase 3 clinical trial will be accepted by TÜV or whether such data would be supportive of expanding the target patient population beyond chronic anemia patients or whether such data will be accepted at all. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals or certification in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval, certification and market acceptance will need to be resolved prior to the initiation of further clinical trials.

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

Any modifications to the platelet, plasma or cryoprecipitation systems could be determined to significantly affect their safety or effectiveness, including significant design and manufacturing changes, or determined to constitute a major change in their intended use, manufacture, design, components, or technology which would require approval of a new premarket approval application, or PMA, or PMA supplement. Further, any modification to our plasma system may have an impact on the cryoprecipitation system, which may similarly require approval of a new PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new submissions or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, we have redesigned the illuminators used in the platelet and plasma systems and may need to further redesign the illuminator. We will need to obtain regulatory approval of any future redesign of the illuminator before it can be commercialized.

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

There have been amendments and executive, judicial and Congressional challenges to numerous provisions of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a manufacturer discount program. It is unclear how any such challenges and the healthcare reform efforts of the second Trump administration will impact ACA and our business. The implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations, financial condition and growth prospects. For example, other legislative changes have been proposed and adopted since the ACA was enacted. On July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or the OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to the ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 20205, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

More recently, there has been heightened governmental scrutiny in the U.S. to control the rising cost of healthcare. Such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to pricing and reform government program reimbursement methodologies for healthcare products. These actions include, for example, (1) reducing agency workforce and cutting programs; (2) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; and (3) directing certain federal agencies to enforce existing law regarding hospital and price plan price transparency and by standardizing prices across hospitals and health plans. State legislatures are also increasingly passing legislation and implementing regulations designed to control the cost of healthcare, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

The changes to the regulatory system implemented in the EU by the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third-party testing by Notified Bodies, additional requirements for the quality management system, traceability of products and transparency as well a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfillment of the obligations imposed by the MDR may cause us to incur substantial costs. We may be unable to fulfill these obligations, or our Notified Body, where applicable, may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the MDR or continued certification under the MDR.

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

Risks Related to Government Contracts

A significant portion of the funding for the development of the red blood cell system has come and is expected to continue to come from our BARDA agreements, and if BARDA were to eliminate, reduce, delay, or object to additional activities or extensions for funding of our agreements, it would have a significant, negative impact on our government contract revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding. Our ability to be paid by the DoD is predicated on our ability to achieve the stated milestones in the agreement and for the DoD to agree with the successful completion of each.

We anticipate that a significant portion of the funding for the development of the red blood cell system in the United States will come from our agreements with BARDA. The original agreement that we entered into in 2016, or the 2016 Agreement, including its subsequent modifications, provides for reimbursement of certain expenses incurred by us for up to approximately $270.2 million to support the development of the red blood cell system. However, the 2016 Agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the 2016 Agreement and the potential exercise of subsequent option periods. To date, BARDA has exercised approximately $185.5 million under the base period of the 2016 Agreement and associated options. BARDA will no longer exercise any of the remaining options under the 2016 BARDA Agreement. In September 2024, we entered into a new agreement with BARDA, the 2024 Agreement, which includes potential funding of up to approximately $188.4 million under a base period and subsequent option periods, similar to the 2016 Agreement. Our ability to add options and reimbursement to cover new activities or to access the full amount available under the 2024 Agreement is dependent on our success in completing required tasks under the base period and each option period, if and to the extent any option periods are exercised by BARDA, which it may do or not do in its sole discretion. In addition, BARDA is entitled to terminate either of our BARDA agreements for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. BARDA is also not obligated to fund any additional activities that may be required to meet licensure requirements. We understand that the 2016 Agreement with BARDA will expire in 2026 and the 2024 Agreement with BARDA will expire in 2030. Under both BARDA agreements, activities covered under the base period and exercised option periods may ultimately take longer than is allowed or cost more than is covered by the respective BARDA agreements, and if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. In addition, should there be a temporary funding shortfall with any of the activities contemplated, we may need to cease, delay or defer completion of the activities until the funding shortfall is resolved, if ever. For example, we know that certain options are expected to run out of approved amounts under the 2016 Agreement in the near-term. We are uncertain how future U.S. government budgets, executive actions, and debt ceiling negotiations will affect BARDA funding. We have hired and maintain staffing, as well as having entered into agreements with third parties to perform activities associated with our BARDA agreements. Should we be unable to fully utilize the personnel or third parties as planned, either because of BARDA funding or time limitations, or other reasons, we may be forced to bear costs that we had anticipated would be covered under our BARDA agreements. Moreover, the continuation of our BARDA agreements depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate our agreements should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. Our ability to meet the expectations of BARDA under our agreements is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreements. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreements, our ability to meet the anticipated milestones may be impaired.

There can also be no assurance that our BARDA agreements will not be terminated, that our BARDA agreements will be extended for existing exercised options or through the exercise of subsequent option periods, or that we will be able to successfully add new options and reimbursement for incremental activities necessary to meet licensure requirements, or that any such extensions, additions, or changes would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under our agreements with BARDA. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment and uncertainty, coupled with tight federal budgets, and the lack of congressional unanimity on the national debt ceiling and budget, has led to ambiguity regarding the amount available for government funding. The U.S. Federal Government has imposed a standardized indirect cost rate on grants administered by the National Institutes of Health. The standardized rates are significantly lower than our current audited indirect rates. While our contracts with BARDA are not currently impacted by these orders, should the U.S. Federal government impose similar restrictions, we would have to absorb many of our indirect costs which would adversely affect our operating results. Moreover, changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of pathogen reduction technology. While BARDA has provided funding for and has indicated a potential for future funding, the availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. Furthermore, funding limitations may require certain activities to slow or be deferred which may be impractical to do. In addition, if we are unable to successfully complete contemplated milestones, our agreements with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. If our BARDA agreements are terminated or suspended, if there is any reduction or delay in funding under our BARDA agreements, or if BARDA determines not to exercise some or all of the options provided for under the agreements, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted, or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. This in turn would impair our ability to complete ongoing studies or commence new studies.

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

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in certain regions. We rely on these distributors to obtain and maintain any necessary in-country regulatory approvals, as well as market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. Generally, our distribution agreements require distributors to purchase minimum quantities in a given year over the term of the agreement. Failure by our distributors to meet these minimum purchase obligations may adversely affect our financial condition and results of operations. In addition, failure by our distributors to provide an accurate forecast impacts our ability to predict the timing of product revenue and our ability to accurately forecast our product supply needs. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. For example, our distributors may fail to sell product inventory they have purchased from us to end customers or may sell competing products ahead of or in conjunction with INTERCEPT. In addition, initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. We have a finite number of illuminators under the current approved configuration before a redesigned and approved illuminator is available in the U.S. Our ability to continue to support and provide spare parts for the existing illuminators is limited. Accordingly, distributors may need to purchase and either sell or own an equivalent number of new LED-based illuminators that are used in their geographies in order to continue servicing their customers. Distributors may be unable to afford to purchase that many new illuminators, which may require us to provide financing, or may choose to no longer sell INTERCEPT to customers in their geographies. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Further, we have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell. In Russia and Belarus, our illuminators and related spare parts were at one time subject to sanctions. We have a number of installed illuminators in Russia and Belarus that require routine maintenance and replacement of spare parts in order to remain in service. We are currently permitted to supply illuminators and spare parts to service existing illuminators installed in Russia and Belarus, under certain conditions and requirements under a special license exception. If the special license exception becomes unavailable to us or if we are unable to meet the conditions and requirements under the special license exception in the future, we will be unable to sell new illuminators or provide spare parts to maintain the installed devices in Russia and Belarus, which would impact our financial results. Additionally, if new sanctions restrictions are placed on our ability to continue to support our business in Russia, Belarus, or other CIS countries, then we may decide to cease that business which would have a detrimental impact on our financial results, our reputation in those countries, and the eligibility of our Russian and Belarusian distributors to participate in public contracts.

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

In February 2021, we entered into an Equity Joint Venture Contract with Shandong Zhongbaokang Medical Implements Co., Ltd., or ZBK, to establish Cerus Zhongbaokang (Shandong) Biomedical Co., LTD., or the JV, for the purpose of developing, obtaining regulatory approval for, and eventual manufacturing and commercialization of the INTERCEPT blood system for platelets and red blood cells in the People’s Republic of China. We own 51% of equity in the JV and consolidate the JV. The JV will need to obtain regulatory approval for the INTERCEPT Blood System for Platelets and Red Blood Cells before it can begin commercializing in China. To provide the best chance of regulatory approval and ultimate market adoption, the JV has decided to generate a body of data using the illuminator and platelet system from Chinese native donors using Chinese collection practices. In order to obtain that regulatory approval, the JV may need to run additional clinical or in vitro studies in China. We cannot assure you the JV will be successful in completing such studies, meeting study endpoints, once defined, or be successful in meeting any other requirements or that it will ever receive regulatory approval. If the JV is unable to obtain regulatory approval to sell INTERCEPT in China, our ability to grow our business and achieve significant revenues in China will be negatively impacted. We may be unable to realize a return on any investment in the JV or we may not be able to monetize any profit or otherwise generate meaningful value from our ownership of the JV.

Our manufacturing supply chain exposes us to significant risks.

We do not own our own manufacturing facilities, but rather manufacture our products using a number of third-party suppliers, many of whom are our sole suppliers for the particular product or component that we procure. We rely on various contracts and our relationships with these suppliers to ensure that the sourced products are manufactured in sufficient quantities, timely, to our exact specifications and at prices we agree upon with the supplier. For example, Fresenius is our sole supplier for the manufacture of finished disposable kits for the platelet and plasma systems. We also rely on other third-party suppliers for other components and products that are currently our sole qualified suppliers for such components and products. In the event Fresenius or any of our other sole qualified suppliers refuses or is unable to continue operating under our supply agreements with them, or do not renew their supplier agreement, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected. Fresenius may have financial constraints or impose additional financial conditions on us. We may also encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, our product supply chain requires us to purchase certain components in minimum quantities or make last time purchases of obsolete components and may result in a production cycle of more than one year. Significant disruptions to any of the steps in our supply chain process may result in longer productions cycles which could lead to inefficient use of cash or may impair our ability to supply customers with product. Moreover, the price that we pay to some of our suppliers is dependent on the volume of products or components that we order. If we are unable to meet the volume tiers that afford the most favorable pricing, our gross margins will be negatively impacted.

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. Certain equipment used by manufacturing partners are only used to manufacture our products and are significantly aged and maintained by a limited number of vendors. Should our partners be unable to service and maintain this equipment, production volume and quality of our products may be limited. Furthermore, suppliers producing third-party components which are used by our customers and are compatible for use in combination with our products may not be available for a variety of reasons, including manufacturing problems, regulatory delays or audit deficiencies. Should that happen, customers may not be able to use our product with alternate components for which our products are compatible, which in turn, may damage our business. In addition, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits is likely to fully utilize the production capacity of our third-party manufacturer(s). Under the terms of our 2022 Agreement, Fresenius will expand manufacturing of the components and disposable sets to multiple production facilities, following qualification and licensure of such additional facilities. In certain instances, Fresenius has experienced delays and may continue experiencing further delays in the qualification and licensure for its new production facilities, which may adversely impact our ability to continue to grow the platelet and plasma business. Furthermore, continued delays may not result in a favorable return on invested capital, may result in higher costs for both Fresenius and us and may precipitate discussions about the long-term viability of our relationship with Fresenius. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. Although we are actively evaluating alternate suppliers and have made and plan to continue making capital investments to operationalize additional sites within our existing supplier’s networks for certain components and finished kits, we do not have qualified additional sites or suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

We have purchased a last time build of our first generation illuminator due to obsolescence of certain components. As a result, we will not be able to continue manufacturing the first generation illuminator. We have developed a new illuminator which, though we have received a CE Mark, may take an extended period of time to obtain wide-spread regulatory approval in regions that do not accept the CE Mark. Novel product launches are susceptible to unknown risks and failures identified after they are commercially launched. Should we be unable to timely, cost effectively or sufficiently resolve any known or to be identified issues with new products, including the new LED-based illuminator, our market uptake may be impaired and we would need to service accounts with the first generation illuminator. Until such time as we obtain wide-spread approval for the new LED-based illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. We may seek to obtain regulatory approval in certain geographies with the current model illuminator prior to the new model illuminator becoming available. Should regulators require cybersecurity safeguards of the current model illuminator, we may be unable to satisfy such requirements. We anticipate that we will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. We and our customers rely on the availability of spare parts and replacement components to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts or replace components during the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. We understand that components used in the currently approved illuminator design are no longer commercially available beyond what we have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As components become unavailable or obsolete, we may be required to identify and qualify replacement components for the current model illuminator and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, software bugs or performance issues, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so.

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

Further, certain distributors and customers require, and potential future distributors or customers may require, product with a minimum shelf life. If customers requiring minimum shelf-lives order smaller quantities or do not purchase product as we anticipate, or at all, we may have elevated inventory levels with relatively short shelf-lives which may lead to increased write-offs and inefficient use of our cash. Should we choose not to fulfill smaller orders with minimum shelf lives, our product sales may be harmed. We will need to destroy or consume outdated inventory in product demonstration activities, which may in turn lead to elevated product demonstration costs and/or reduced gross margins. In order to meet minimum shelf-life requirements, we may need to manufacture sufficient product to meet estimated forecasted demand. As a result, we may carry excess work-in-process or finished goods inventory, which would consume capital resources and may become obsolete, or our inventory may be inadequate to meet customer demand. Our platelet and plasma systems’ disposable kits have 18 to 24 months shelf lives from the date of manufacture. Should we change or modify any of our product configurations or components, such future configurations of our products may not achieve the same shelf life that existing products have. Given the logistical challenges of producing the products in Europe before shipping to the U.S., we may incur elevated air freight costs and tariffs, may receive requests by customers to return expired product or we may not be able to supply product to customers in the U.S. timely. In addition, our supply chain has been impacted by worker strikes and other disruptions at ports in which we ship product from and into. Should we encounter such disruptions in the future, we may choose to incur air-freight costs which are much more expensive than ocean shipment and often result in more damage to our products than ocean shipment. We and our distributors may be unable to ship product to customers prior to the expiration of the product shelf life, a risk that is heightened if we elect to increase our inventory levels in order to mitigate supply disruptions. We have entered into certain public tenders or may enter into commercial contracts with customers, that call for us to maintain certain minimum levels of inventory. If our suppliers fail to produce components or our finished products satisfactorily, timely, at acceptable costs, and in sufficient quantities, we may incur delays, shortfalls and additional expenses, or non-compliance with certain public tenders which may in turn result in penalty fees, permanent harm to our customer relations or loss of customers. In addition, certain large national prospective customers, like those in the UK or Japan, may choose to convert all of their operations to INTERCEPT. Should we or our suppliers encounter any manufacturing issues or if we and our suppliers are not able to build more manufacturing capacity, we may not be able to satisfy all of the global demand or may have to allocate available product to certain customers which may force customers to adopt competing products, which could permanently impact our ability to convert those customers to INTERCEPT users and may negatively impact our customers operations and consequently, our competitive position and reputation. Conversely, we may choose to overstock inventory in order to mitigate any unforeseen potential disruption to manufacturing which could consume our cash resources faster than we anticipate and may cause our supply chain to be less efficient.

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

As of June 30, 2025, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $84.9 million. All of our current and future assets, except for intellectual property and certain investments in subsidiaries and affiliates, are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. In addition, our failure to comply with certain financial covenants could result in the lenders obtaining a security interest in our intellectual property. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement. Unless we prepay the principal amount due or meet the requirements for and choose to extend the interest only period of the Term Loan we will be required to make principal payments beginning in April 2026 until March 1, 2028 if not repaid sooner.

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

In the past, a meaningful amount of our product revenue has come from sales to distributors for the Russian and CIS country markets, as well as Middle Eastern markets. While we believe that all patients wanting access to INTERCEPT-treated blood components should have access, Russia’s ongoing war against Ukraine and the elevated U.S. and EU sanctions imposed against Russia and Belarus has made servicing our distributors in Russia and Belarus more difficult. Additionally, the resumption of war between Israel and Hamas, the conflict between Israel and Hezbollah, and the larger regional conflict may affect our business. We understand that certain of our products were at one time prohibited to be sold under U.S. sanctions against Russia. While a license exception now permits the continued sale of our products ensuring that Russian and Belarusian patients can receive INTERCEPT products, we cannot assure you that the license exception will continue to be effective for an extended period of time, if at all. Additionally, banking restrictions have made transacting with Russian and Belarusian customers much more difficult. If these challenges persist or worsen, we may not be able to continue transacting with those customers. Furthermore, because of the severe devaluation of the Russian ruble in the currency markets, our products have become more costly for the Russian market. Should the situation persist or worsen, including additional sanctions in response to the war, we may be unable to service our Russian and Belarusian distributors. Furthermore, a larger portion of the Russian economy may be spent fighting the war against Ukraine which may have a negative impact on overall healthcare budgets. Weakness and/or instability in worldwide oil demand and/or prices, civil, political and economic disturbances and any potential spillover effect may have a negative impact on markets that we service.

Moreover, the new Trump administration has recently imposed tariffs on imports, and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these tariffs and potential additional tariffs will ultimately have on our business including in the context of escalating trade tensions. However, we expect that these tariffs and other trade restrictions will increase our operating costs, reduce our gross margins or cause us to use more cash than we have contemplated. Should we choose to pass on tariff costs to our customers, the economic value proposition that customers consider when using INTERCEPT may be adversely impacted and our ability to retain and expand customer use of INTERCEPT may be adversely impacted. See “Risks associated with our operations outside of the United States could adversely affect our business.”

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

Moreover, the U.S. and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariff and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods, including biomedical products and their components. In particular, we rely on suppliers in the EU for our commercial INTERCEPT kits and components of our INTERCEPT kits. We conduct our business globally and our operations, including third-party suppliers, span multiple countries outside the U.S. The ongoing trade tensions between the U.S. and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting manufacturing equipment and related supplies. Should such tariffs become effective and persist, they would result in additional costs to our business including costs with respect to the raw materials on which our business depends, and will generally increase our manufacturing costs. In addition, such tariffs would increase our supply chain complexity and could also potentially disrupt our existing supply chain. Other governments have imposed and may continue to impose retaliatory tariffs, trade restrictions, or trade barriers on our products, which could impose additional costs and complexity on our business.

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

Our ability to use our federal and state net operating loss, or NOL, carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards (if any), and we cannot predict when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards. Under current law, U.S. federal NOL carryforwards incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic NOL and tax credit carryforwards could be limited in future periods and a portion of such carryforwards could expire before being utilized to reduce future income tax liabilities. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

The market price for our common stock has varied between a high of $2.15 on January 27, 2025, and a low of $1.22 on April 8, 2025, in the six-month period ended June 30, 2025. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

10.1*	Amendment #2 to Supply Agreement, by and between Cerus Corporation and Purolite Corporation, effective January 1, 2025.

10.2	Cerus Corporation Amended and Restated 2024 Equity Incentive Plan

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (6)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

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

CERUS CORPORATION

Date: August 5, 2025	/s/ Kevin D. Green
Kevin D. Green
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)