Form 10-Q
period 2025-09-30
CERUS CORP
filed 2025-11-06
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 17, 2025, there were 192,087,501 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2025

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,670	$20,266
Short-term investments	62,842	60,186
Accounts receivable, net	29,772	29,777
Current inventories	53,139	38,150
Prepaid and other current assets	5,704	3,643
Total current assets	167,127	152,022
Non-current assets:
Property and equipment, net	6,583	7,154
Operating lease right-of-use assets	8,082	8,384
Goodwill	1,316	1,316
Restricted cash	1,139	1,095
Non-current inventories	15,010	14,145
Other assets	15,928	16,801
Total assets	$215,185	$200,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,468	$21,695
Accrued liabilities	21,822	18,943
Debt – current	36,249	19,297
Operating lease liabilities – current	2,613	2,275
Deferred revenue	2,281	1,398
Total current liabilities	88,433	63,608
Non-current liabilities:
Debt – non-current	48,655	64,862
Operating lease liabilities – non-current	10,669	11,663
Other non-current liabilities	5,224	3,888
Total liabilities	152,981	144,021
Commitments and contingencies
Stockholders’ equity:
Common Stock	192	186
Additional paid-in capital	1,140,416	1,121,887
Accumulated other comprehensive loss	(174)	(400)
Accumulated deficit	(1,078,971)	(1,065,528)
Total Cerus Corporation stockholders’ equity	61,463	56,145
Noncontrolling interest	741	751
Total liabilities and stockholders’ equity	$215,185	$200,917

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product revenue	$52,698	$46,017	$148,382	$129,461
Cost of product revenue	24,558	19,818	65,843	57,324
Gross profit on product revenue	28,140	26,199	82,539	72,137
Government contract revenue	7,539	4,639	20,837	15,109
Operating expenses:
Research and development	15,825	14,013	51,330	43,464
Selling, general and administrative	18,618	17,786	60,086	56,558
Total operating expenses	34,443	31,799	111,416	100,022
Income (loss) from operations	1,236	(961)	(8,040)	(12,776)
Non-operating expense, net:
Foreign exchange loss	(28)	(241)	(1,226)	(173)
Interest expense	(2,119)	(2,260)	(6,379)	(6,824)
Other income, net	976	604	2,427	1,468
Total non-operating expense, net	(1,171)	(1,897)	(5,178)	(5,529)
Income (loss) before income taxes	65	(2,858)	(13,218)	(18,305)
Provision for income taxes	85	76	235	94
Net loss	(20)	(2,934)	(13,453)	(18,399)
Net loss attributable to noncontrolling interest	(1)	—	(10)	(2)
Net loss attributable to Cerus Corporation	$(19)	$(2,934)	(13,443)	$(18,397)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.00)	$(0.02)	$(0.07)	$(0.10)
Weighted average shares outstanding:
Basic and diluted	191,830	185,424	190,083	184,170

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(20)	$(2,934)	$(13,453)	$(18,399)
Other comprehensive income (loss)
Foreign currency translation gain adjustment	3	16	11	5
Unrealized gains on available-for-sale investments, net of taxes	96	747	215	1,165
Comprehensive income (loss)	79	(2,171)	(13,227)	(17,229)
Comprehensive loss attributable to noncontrolling interest	(1)	—	(10)	(2)
Total comprehensive income (loss) attributable to Cerus Corporation	$80	$(2,171)	$(13,217)	$(17,227)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2024	185,766	$186	$1,121,887	$(400)	$(1,065,528)	$751	$56,896
Issuance of common stock from vesting of restricted stock units and ESPP purchases	5,348	5	290	—	—	—	295
Stock-based compensation	—	—	6,635	—	—	—	6,635
Other comprehensive income	—	—	—	134	—	—	134
Net loss	—	—	—	—	(7,717)	(1)	(7,718)
Balances as of March 31, 2025	191,114	$191	$1,128,812	$(266)	$(1,073,245)	$750	$56,242
Issuance of common stock from vesting of restricted stock units	474	—	(31)	—	—	—	(31)
Stock-based compensation	—	—	5,681	—	—	—	5,681
Other comprehensive loss	—	—	—	(7)	—	—	(7)
Net loss	—	—	—	—	(5,707)	(8)	(5,715)
Balances as of June 30, 2025	191,588	$191	$1,134,462	$(273)	$(1,078,952)	$742	$56,170
Issuance of common stock from vesting of restricted stock units and ESPP purchases	449	1	330	—	—	—	331
Stock-based compensation	—	—	5,624	—	—	—	5,624
Other comprehensive income	—	—	—	99	—	—	99
Net loss	—	—	—	—	(19)	(1)	(20)
Balances as of September 30, 2025	192,037	$192	$1,140,416	$(174)	$(1,078,971)	$741	$62,204

	Cerus Corporation Shareholders

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2023	181,248	$181	$1,098,353	$(1,274)	$(1,044,610)	$794	$53,444
Issuance of common stock from vesting of restricted stock units and ESPP purchases	3,565	4	397	—	—	—	401
Stock-based compensation	—	—	5,855	—	—	—	5,855
Other comprehensive income	—	—	—	152	—	—	152
Net loss	—	—	—	—	(9,688)	(2)	(9,690)
Balances as of March 31, 2024	184,813	$185	$1,104,605	$(1,122)	$(1,054,298)	$792	$50,162
Issuance of common stock from vesting of restricted stock units	388	—	(19)	—	—	—	(19)
Stock-based compensation	—	—	5,678	—	—	—	5,678
Other comprehensive income	—	—	—	255	—	—	255
Net loss	—	—	—	—	(5,775)	—	(5,775)
Balances as of June 30, 2024	185,201	$185	$1,110,264	$(867)	$(1,060,073)	$792	$50,301
Issuance of common stock from vesting of restricted stock units and ESPP purchases	425	—	321	—	—	—	321
Stock-based compensation	—	—	5,830	—	—	—	5,830
Other comprehensive income	—	—	—	763	—	—	763
Net loss	—	—	—	—	(2,934)	—	(2,934)
Balances as of September 30, 2024	185,626	$185	$1,116,415	$(104)	$(1,063,007)	$792	$54,281

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net loss	$(13,453)	$(18,399)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,033	1,523
Stock-based compensation	17,940	17,363
Non-cash operating lease cost	1,917	1,929
Net loss on sale of available-for-sale securities	5	4
Unrealized gain on investments	(198)	(218)
Loss on disposal of fixed assets	—	3
Non-cash interest expense	298	297
Foreign currency remeasurement loss (gain)	147	(141)
Changes in operating assets and liabilities:
Accounts receivable	212	11,128
Inventories	(11,506)	8,020
Prepaid and other assets	(2,069)	(2,188)
Accounts payable	3,362	(7,825)
Accrued liabilities and other non-current liabilities	66	(4,886)
Deferred revenue	883	(180)
Net cash (used in) provided by operating activities	(1,363)	6,430
Investing activities
Capital expenditures	(2,422)	(1,861)
Purchases of investments	(27,765)	(18,741)
Proceeds from maturities and sale of investments	25,400	19,758
Net cash used in investing activities	(4,787)	(844)
Financing activities
Net proceeds from equity incentives	595	804
Net costs from public offerings	(35)	(107)
Net proceeds from (payment on) revolving line of credit	702	(1,479)
Proceeds from loans, net of issuance costs	—	5,000
Net cash provided by financing activities	1,262	4,218
Effect of exchange rates on cash, cash equivalents, and restricted cash	336	46
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,552)	9,850
Cash, cash equivalents, and restricted cash, beginning of period	21,361	13,359
Cash, cash equivalents, and restricted cash, end of period	$16,809	$23,209

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation, its subsidiary, and its variable interest entity in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance, after elimination of all intercompany accounts and transactions (together with Cerus Corporation, hereinafter “Cerus” or the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any future periods.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and nine months ended September 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product revenue:
North America	$35,031	$31,514	$100,916	$86,708
Europe, Middle East and Africa	16,744	13,807	45,569	40,246
Other	923	696	1,897	2,507
Total product revenue	$52,698	$46,017	$148,382	$129,461

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally require payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration is estimated to be unconditional. The Company’s conditional rights to the consideration are recorded as contract assets. The Company had no contract assets as of September 30, 2025 and December 31, 2024.

Contract liabilities mainly consist of deferred revenue related to maintenance services, unshipped products, and uninstalled illuminators, or receivables from customers that are not yet recognized as revenue. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the contractual service period. The Company applies an optional exemption to not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less. As of September 30, 2025 and December 31, 2024, the Company had $1.3 million and $0.5 million, respectively, of contract liabilities related to the DoD included within “Deferred revenue” on the Company’s condensed consolidated balance sheets.

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of September 30, 2025 and December 31, 2024, $3.1 million and $2.8 million, respectively, were included in “Other assets” on the Company’s condensed consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of September 30, 2025 and December 31, 2024, $3.7 million and $3.1 million, respectively, were included in “Other non-current liabilities” on the Company’s condensed consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income, net”, on the Company’s condensed consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of September 30, 2025 and December 31, 2024, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of September 30, 2025 and December 31, 2024, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At September 30, 2025, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three and one customer(s) that accounted for more than 10% of the Company’s outstanding accounts receivable at September 30, 2025 and December 31, 2024, respectively. These customers cumulatively represented approximately 51% and 37% of the Company’s outstanding receivables at September 30, 2025 and December 31, 2024, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At September 30, 2025 and December 31, 2024, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain components for the illuminators. Platelet and plasma systems’ disposable kits generally expire no later than 24 months from the date of manufacture. However, in the fourth quarter of 2024, the Company received FDA approval for an 18-month shelf life for our platelet kits. Illuminators and individual components do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Non-current inventories” in the condensed consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At September 30, 2025 and December 31, 2024, the Company had recorded $0.6 million and $0.9 million for potential obsolete, expiring or unsalable product.

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

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and nine months ended September 30, 2025 and 2024, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2025 and 2024 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted average number of anti-dilutive potential shares:
Stock options	10,436	12,676	10,977	13,218
Restricted stock units	19,748	14,690	18,690	13,995
Employee stock purchase plan rights	86	141	313	297
Total	30,270	27,507	29,980	27,510

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at September 30, 2025 and December 31, 2024.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at September 30, 2025 (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$1,280	$—	$—	$—	$1,280
United States government agency securities	23,871	46	(1)	—	23,916
Corporate debt securities	36,200	76	(2)	—	36,274
Mortgage-backed securities	2,857	5	(210)	—	2,652
Total available-for-sale securities	$64,208	$127	$(213)	$—	$64,122

The following is a summary of available-for-sale securities at December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Loss	Fair Value
Money market funds	$1,773	$—	$—	$—	$1,773
United States government agency securities	24,060	54	(52)	—	24,062
Corporate debt securities	33,357	53	(39)	—	33,371
Mortgage-backed securities	3,070	—	(317)	—	2,753
Total available-for-sale securities	$62,260	$107	$(408)	$—	$61,959

Available-for-sale securities at September 30, 2025 and December 31, 2024, consisted of the following by contractual maturity (in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$52,805	$52,894	$38,174	$38,173
Greater than one year and less than five years	11,403	11,228	24,086	23,786
Total available-for-sale securities	$64,208	$64,122	$62,260	$61,959

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$7,527	$(2)	$—	$—	$7,527	$(2)
United States government agency securities	3,774	(1)	261	—	4,035	(1)
Mortgage-backed securities	213	(2)	2,255	(208)	2,468	(210)
Total	$11,514	$(5)	$2,516	$(208)	$14,030	$(213)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$14,002	$(27)	$3,967	$(12)	$17,969	$(39)
United States government agency securities	8,468	(37)	3,279	(15)	11,747	(52)
Mortgage-backed securities	402	(10)	2,351	(307)	2,753	(317)
Total	$22,872	$(74)	$9,597	$(334)	$32,469	$(408)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The gross realized gains or losses from the sale or maturity of available-for-sale investments were de minimis for all periods presented.

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

The Company classifies instruments in Level 3 if one or more significant inputs or significant value drivers are unobservable. The Company did not have any Level 3 investments as of September 30, 2025 or December 31, 2024.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at September 30, 2025 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$1,280	$1,280	$—	$—
United States government agency securities	Short-term investments	23,916	—	23,916	—
Corporate debt securities	Short-term investments	36,274	—	36,274	—
Mortgage-backed securities	Short-term investments	2,652	—	2,652	—
Total short-term investments		$64,122	$1,280	$62,842	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2024 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$1,773	$1,773	$—	$—
United States government agency securities	Short-term investments	24,062	—	24,062	—
Corporate debt securities	Short-term investments	33,371	—	33,371	—
Mortgage-backed securities	Short-term investments	2,753	—	2,753	—
Total short-term investments		$61,959	$1,773	$60,186	$—

The Company did not have any transfers among fair value measurement levels during the three and nine months ended September 30, 2025 and 2024.

Note 3. Inventories

Inventories at September 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$9,536	$8,641
Work-in-process	23,820	22,522
Finished goods	34,793	21,132
Total inventories	68,149	52,295
Less: non-current inventories	15,010	14,145
Total current inventories	$53,139	$38,150

Non-current inventories primarily consists of raw materials and work-in-process.

Note 4. Accrued Liabilities

Accrued liabilities at September 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and related costs	$14,160	$11,939
Accrued professional services	3,515	3,406
Other accrued expenses	4,147	3,598
Total accrued liabilities	$21,822	$18,943

Note 5. Debt

Debt at September 30, 2025, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$65,000	$(95)	$64,905
Revolving Loan	19,999	—	19,999
Total debt	84,999	(95)	84,904
Less: current portion	36,249	—	36,249
Non-current portion	$48,750	$(95)	$48,655

Debt at December 31, 2024, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$65,000	$(138)	$64,862
Revolving Loan	19,297	—	19,297
Total debt	84,297	(138)	84,159
Less: current portion	19,297	—	19,297
Non-current portion	$65,000	$(138)	$64,862

Principal, interest and fee payments on the Term Loan Credit Agreement (as defined below) at September 30, 2025, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2025	$—	$1,845	$1,845
2026	24,375	6,473	30,848
2027	32,500	2,927	35,427
2028	8,125	1,455	9,580
Total	$65,000	$12,700	$77,700

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

Tranche 1, Tranche 2, Tranche 3, and Tranche 4, each bear interest at a floating rate equal to the sum of the Term SOFR rate (subject to a floor of 1.00%) plus 6.50%. Interest on each term loan advance is due and payable monthly in arrears. Interest only payments are due for the first 36 months, and the remaining payments are due over the remaining 24 months. The interest only payment period can be extended for 12 months upon achievement of a specified trailing 12 month net revenue target. The interest rate at September 30, 2025 is approximately 11.1%.

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

As of September 30, 2025 and December 31, 2024, the Company had borrowed $20.0 million and $19.3 million, respectively, under the Revolving Loan Credit Agreement, which is included in “Debt – current” in the Company’s condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at September 30, 2025. Additionally, the Company’s obligations under both agreements are secured by a security interest in substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Cash payments for operating leases	$2,665	$2,674
Right-of-use assets obtained in exchange for operating lease obligations	1,444	140

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term	3.9 years	4.8 years
Weighted-average discount rate	8.9%	8.6%

Future minimum non-cancelable payments under operating leases as of September 30, 2025, were as follows (in thousands):

Operating Leases
2025	$940
2026	3,575
2027	3,874
2028	3,339
2029	3,381
Thereafter	859
Total future lease payments	$15,968
Less imputed interest	2,686
Present value of lease liabilities (1)	$13,282

(1) Lease liabilities include those operating leases that we plan to sublease as a part of our facilities consolidation restructuring efforts.

The operating lease expense for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease expense	$1,005	$964	$2,977	$2,929

As of September 30, 2025, the Company had no leases that have not yet commenced.

Note 7. Commitments and Contingencies

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of September 30, 2025, the Company had $21.5 million of short-term purchase commitments and $3.3 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

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

During the nine months ended September 30, 2025, no shares of the Company’s common stock were sold under the Amended Sales Agreement. At September 30, 2025, the Company had approximately $96.8 million of common stock available to be sold under the Amended Sales Agreement.

Note 9. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan, eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. In June 2024, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 2.0 million shares. At September 30, 2025, the Company had 1.9 million shares available for future issuance.

Equity Incentive Plans

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors.

2008 Equity Incentive Plan

Prior to the approval by the Company’s stockholders in June 2024 of the 2024 Equity Incentive Plan (the “2024 Plan”), the Company granted equity awards from the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allowed for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12.0 million shares. In June 2023, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.0 million shares. Following the approval by the Company’s stockholders in June 2024 of the 2024 Plan, no additional awards will be granted under the Amended 2008 plan. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally required options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock awards granted under the Amended 2008 Plan were limited to 500,000 shares of common stock per recipient per calendar year. Performance-based cash awards granted under the Amended 2008 Plan were limited to $1.0 million per recipient per calendar year. At September 30, 2025, 3.2 million shares of performance-based stock awards were outstanding.

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

At September 30, 2025, the Company had approximately 27.8 million shares of its common stock subject to a combination of outstanding options and unvested RSUs under the Amended 2008 Plan and the 2024 Plan, of which approximately 10.0 million shares and 17.8 million shares were subject to outstanding options and unvested RSUs, respectively. At September 30, 2025, approximately 14.9 million shares were available for future issuance under the 2024 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2024	12,297	$5.10
Granted	—	—
Exercised	—	—
Forfeited/canceled	(2,270)	4.66
Balance at September 30, 2025	10,027	5.20

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	13,661	$2.73
Granted (1)	10,830	1.52
Vested (1)	(5,797)	2.97
Forfeited (1)	(926)	2.62
Balance at September 30, 2025	17,768	1.92

(1) Includes shares issuable under performance-based restricted stock unit awards.

Valuation Assumptions for Stock-based Compensation

The Company uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options and employee stock purchase plan rights. The Black-Scholes option pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables, which include the expected term of the grants, actual and projected employee stock option exercise behaviors, including forfeitures, the Company’s expected stock price volatility, the risk-free interest rate, and expected dividends. The fair value of RSUs is measured on the grant date based on the closing fair market value of the Company’s common stock. The Company recognizes the grant-date fair value of the stock award as stock-based compensation expense generally on a straight-line basis over the requisite service period, which is the vesting period, and is adjusted for estimated forfeitures. For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable.

Note 10. Income Taxes

The Company recorded income tax expense of $0.1 million during the three months ended September 30, 2025 and the three months ended September 30, 2024, primarily related to the operating activities of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of $0.2 million during the nine months ended September 30, 2025 and $0.1 million during the nine months ended September 30, 2024, primarily related to the operating activities of the Company’s Cerus Europe B.V. subsidiary.

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

The 2016 BARDA agreement and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In September 2023, BARDA committed an additional $3.5 million raising the committed funding to up to $185.5 million as of September 30, 2025. However, the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, was reduced by $8.8 million and would bring the total funding opportunity to $270.2 million through September 2026. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for up to $1.4 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time. As of September 30, 2025 and December 31, 2024, $2.9 million and $2.4 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the 2016 BARDA agreement.

In September 2024, the Company entered into a new agreement with BARDA (“2024 BARDA Agreement”). The 2024 BARDA agreement builds on the 2016 BARDA agreement and aims to further advance the development of the red blood cell system. The 2024 BARDA agreement includes access to funding that is intended to support a planned FDA modular premarket approval application and potential post-approval studies, accelerate development of an improved version of the red blood cell system, and scale up chemistry, manufacturing, and controls activities to enable a broad product launch, if approved. The six-year agreement with BARDA includes a base period (the “2024 Base Period”) with committed funding of up to $32.1 million, and subsequent option periods (each, a “2024 Option Period”) that, if exercised by BARDA and completed, would bring the total funding opportunity to $188.4 million as of September 30, 2025. The Company could be responsible for cost sharing of up to $60.1 million. BARDA will make periodic assessments of the Company’s progress, and the continuation of the agreement is based on the Company’s success in completing the required tasks under the 2024 Base Period and each 2024 Option Period (if and to the extent any 2024 Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the 2024 BARDA agreement, including the ability to terminate for convenience at any time. Under the contract, the Company will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of September 30, 2025 and December 31, 2024, $0.8 million and $0.1 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the 2024 BARDA agreement.

In September 2020, the Company entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The agreement, which ended in September 2025, had a total contract value of $11.1 million. As of September 30, 2025 and December 31, 2024, zero and $0.5 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to FDA.

In September 2022, the Company entered into an agreement with the U.S. Department of Defense, or DoD, Industrial Base Analysis and Sustainment program for the development of pathogen reduced, lyophilized cryoprecipitate to treat bleeding due to trauma. In May 2023, the Company and the DoD entered into an amendment to extend the agreement to February 2027 and increased the total contract value from $9.1 million to $17.8 million. In July 2025, the Company and the DoD entered into an additional amendment to extend the agreement to September 2028 to incorporate the Lyo-Cryo manufacturing advancement project phase III clinical study, which increased the total contract value by $7.2 million to $25.0 million. The revenue associated with the DoD contract is recognized on the application of the cost-to-cost input method, which measures the extent of progress towards completion of the single performance obligation based on the ratio of actual costs incurred to the total estimated costs over the performance period of the agreement. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. The estimate of the Company’s measure of progress, which can include additional services, if any, and the estimate of any additional consideration for those additional services, if any, are included in the transaction price which is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis. As such, management applies a certain amount of judgment in estimating both the services and the corresponding timeline through to the completion of the performance obligation, which are key inputs when using the cost-to-cost input method. Given that the estimate of the Company’s measure of progress is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis, a significant change in the remaining estimated costs to complete the services (including revisions to transaction price) could have a significant impact on revenues previously recognized under this arrangement (including reversal of previously recognized revenue) at each reporting date.

As of September 30, 2025 and December 31, 2024, $1.6 million and $1.0 million of billed amounts, respectively, were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the DoD contract. As of September 30, 2025 and December 31, 2024, $1.3 million and $0.5 million, respectively, were included in “Deferred revenue” as contract liabilities on the Company’s condensed consolidated balance sheets related to the DoD contract.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
American Red Cross	32%	35%	35%	36%
Établissement Français du Sang	11%	11%	11%	12%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of results that may occur in future periods.

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
•
the amount and availability of funding we may receive under our government contracts with the Biomedical Advanced Research and Development Authority, or BARDA, and the U.S. Department of Defense, or DoD, due to executive orders impacting government contract funding and personnel, the current U.S. government shutdown or otherwise;
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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “may,” “should,” “could,” “would,” “project,” “predict,” “potential,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on our business, results of operations and financial condition. Certain important factors could cause actual results to differ materially from those discussed in such statements, including the rate of customer adoption in the U.S. and our ability to achieve market acceptance of our products in the U.S. and international markets, whether our preclinical and clinical data or data from commercial use will be considered sufficient by regulatory authorities or Notified Bodies to grant marketing approval or receive CE Certificates of Conformity for our products or for product extensions or additional claims for our products, our ability to obtain reimbursement approval for our products, changes in regulatory approval or certification requirements for our products, our ability to complete the development and testing of additional configurations or redesigns of our products, our need for additional financing and our ability to access funding under our agreements with BARDA and the DoD, the impacts of regulation of our products by domestic and foreign regulatory authorities, our limited experience in sales, marketing and regulatory support for the INTERCEPT Blood System, our reliance on Fresenius Kabi AG and other third parties to manufacture and supply certain components of the INTERCEPT Blood System, incompatibility of our platelet system with some commercial platelet collection methods, our need to complete our red blood cell system’s commercial design, more effective product offerings by, or clinical setbacks of, our competitors, product liability, our use of hazardous materials in the development of our products, business interruption due to earthquake, our expectation of continuing losses, protection of our intellectual property rights, volatility in our stock price, on-going compliance with the requirements of the Sarbanes-Oxley Act of 2002, adverse market and economic conditions, including those resulting from the effects of macroeconomic conditions, and other factors discussed below and under the caption “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section titled “Risk Factors” under Part II, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q completely. Our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update or revise any forward-looking statements to reflect new information or future events, even if new information becomes available in the future. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application for conformity assessment to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system in December 2018 under the Medical Device Directive 93/42/EEC, or MDD, and in June 2021, we completed the resubmission of our application under the MDR. In October 2024, we announced that TÜV-SÜD’s, our Notified Body for the red blood cell system, in consultation with the Dutch Medicines Evaluation Board, or CBG, the Competent Authority for the red blood cell system, reviewed information regarding the medicinal product or active pharmaceutical ingredient of our MDR application and concluded that the data provided were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, we developed a plan for resubmission of our application and identified a new Competent Authority. We revised our MDR application to address the questions raised by CBG and submitted a new MDR application for the red blood cell system to TÜV-SÜD. In July 2025, we announced that TÜV-SÜD completed their clinical assessment of our new MDR application and transferred information regarding the active substances, or API, to the identified competent authority, the State Institute for Drug Control, or SÚKL. After discussions with TÜV-SÜD, we decided to transfer the review of the API from SÚKL to the French National Agency for Medicines and Health Products Safety, or ANSM. We cannot predict if or when a decision concerning certification would occur. In addition, as a result of the resubmission of our MDR application, our product development costs will be ongoing. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. In addition, in the first quarter of 2024, we announced positive topline results from a Phase 3 clinical trial in the U.S., known as the ReCePI study, that was designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. We announced that the ReCePI study met its primary efficacy endpoint, demonstrating non-inferiority for INTERCEPT RBCs compared to conventional RBCs as measured by the incidence of acute kidney injury (AKI) following transfusion of study RBCs. We continue to believe that we will need to conduct, complete and generate acceptable data from an additional Phase 3 clinical trial in chronic anemia patients in the U.S., in vitro studies, and other necessary activities before the FDA will consider our red blood cell system for potential approval. While we previously anticipated that the completion of the RedeS clinical trial and the planned final PMA module submission would occur in the second half of 2026, we anticipate that additional clinical trial data will be required to supplement our two Phase 3 clinical trials, ReCePI and RedeS. Enrollment of the RedeS clinical trial was completed in 2025 and we anticipate the completion of the trial in the second half of 2026. Discussion of the planned PMA module submissions with the FDA will not occur prior to the completion of the RedeS trial. In any event, for our planned modular PMA application, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, if we are unable to generate the additional data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system. We must also demonstrate to the FDA an ability to define, test and meet acceptable specifications for our current manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can initiate our planned modular PMA application submission to and seek regulatory approval of the red blood cell system from the FDA. We do not know whether or not the FDA will have a similar perspective on the information regarding the medicinal product as CBG, or that we will be able to answer such questions satisfactorily, should they arise.

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

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve in the past has raised, and may again raise, interest rates in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, including as a result of tariffs imposed by the Trump administration and retaliatory tariffs imposed by China and other countries. Additionally, costs to transport our products may increase and access to timely shipping may be limited. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs will be ongoing in connection with our resubmission of our MDR application and, as discussed above, transferring the review of the API from SÚKL to ANSM. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time our existing operations provide sufficient cash flow to conduct these trials.

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

We understand that we will be required to obtain new PMAs for our INTERCEPT Blood System for Platelets and for Plasma with our new LED-based illuminator. We are currently working with the FDA to understand the data requirements for those PMAs. If we are unable to generate the required data for new PMAs, use of INTERCEPT in the United States will be limited to continued use with the existing illuminator, of which we have a limited number of devices available. Due to obsolescence of components of the existing illuminator, there is also a limited period of time during which we can continue to support and maintain the devices.

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

The 2016 BARDA Agreement provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under this agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of September 30, 2025, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period and under exercised option periods, in an aggregate amount of up to $185.5 million. BARDA will no longer exercise any unexercised options under the 2016 BARDA Agreement. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding our agreements with BARDA.

In September 2024, we entered into the 2024 BARDA Agreement. The 2024 BARDA Agreement builds on the 2016 BARDA Agreement and aims to further advance the development of the red blood cell system. The 2024 BARDA Agreement includes access to funding that is intended to support a planned FDA modular premarket approval application and potential post-approval studies, accelerate development of an improved version of the red blood cell system, and scale up chemistry, manufacturing, and controls activities to enable a broad product launch, if approved. The six-year agreement with BARDA includes a base period, or the 2024 Base Period, with committed funding of up to $32.1 million, and subsequent option periods, or 2024 Option Periods, that, if exercised by BARDA and completed, would bring the total funding opportunity of $188.4 million as of September 30, 2024. We could be responsible for cost sharing of up to $60.1 million which we would satisfy by agreeing to utilize lower fringe, overhead, and G&A rates for select options than we are otherwise allowed to use as supported by audited indirect cost submissions. BARDA will make periodic assessments of our progress, and the continuation of the 2024 BARDA Agreement is based on our success in completing the required tasks under the 2024 Base Period and each 2024 Option Period (if and to the extent any 2024 Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the 2024 BARDA Agreement, including the ability to terminate for convenience at any time. Under the contract, we will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The U.S. Federal Government has imposed a standardized indirect cost rate on grants administered by the National Institutes of Health. The standardized rates are significantly lower than our current audited indirect rates. While our contracts with BARDA are not currently impacted by these standardized indirect rates, should the U.S. Federal Government impose similar rate restrictions, we would have to absorb many of our indirect costs which would adversely affect our operating results. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding our agreements with BARDA.

In September 2020, we entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. Under the agreement, we were reimbursed and would recognize revenue as qualified direct contract costs were incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permitted recovery of fringe benefits, overhead and general and administrative expenses. The agreement, which ended in September 2025, had a total contract value of $11.1 million. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding the agreement with the FDA.

In September 2022, we entered into an agreement with the U.S. Department of Defense, or DoD, for the development of pathogen reduced, lyophilized cryoprecipitate to treat bleeding due to trauma. In May 2023, we entered into an amendment to extend the agreement to February 2027 and increased the total contract value from $9.1 million to $17.8 million. In July 2025, we entered into an additional amendment with the DoD to extend the agreement to September 2028 to incorporate the Lyo-Cryo manufacturing advancement project phase III clinical study, which increased the total contract value by $7.2 million to $25.0 million. Under the agreement, we are paid upon completion of each milestone and will recognize revenue based on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs. Revenue is recorded as a percentage of the overall contract price based on the extent of progress towards completion. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding the agreement with the DoD.

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

Results of Operations

Three and nine months ended September 30, 2025 and 2024

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Product revenue	$52,698	$46,017	$6,681	15%	$148,382	$129,461	$18,921	15%
Government contract revenue	7,539	4,639	2,900	63%	20,837	15,109	5,728	38%
Total revenue	$60,237	$50,656	$9,581	19%	$169,219	$144,570	$24,649	17%

Product revenue increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The increase in product revenue during the three months ended September 30, 2025 was primarily due to sales volume growth in disposable platelet kit sales to customers in Europe and the U.S. The increase in product revenue during the nine months ended September 30, 2025 was primarily due to year-over-year sales volume growth in disposable platelet kit sales and IFC sales to U.S. customers. We expect product revenue for INTERCEPT disposable kits to increase in future periods driven by growth in our global platelet business due in part to increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway.

Government contract revenue increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily due to an increase in revenue from BARDA in 2025 relative to the same period in the prior year. The increase in revenue from BARDA is primarily due to the 2024 BARDA Agreement executed in the fourth quarter of 2024. We anticipate that through fiscal year 2026, government contracts revenue will increase as multiple contracts are active and as activities supporting those contracts ramp up.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Cost of product revenue	$24,558	$19,818	$4,740	24%	$65,843	$57,324	$8,519	15%

Cost of product revenue increased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to the increase in product revenue compared to the same period, tariffs, and higher freight charges. Cost of product revenue increased during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the increase in product revenue for the same comparative period, higher costs for IFC, and tariffs.

Our gross margin on product sales was 53% during the three months ended September 30, 2025 compared to 57% during the three months ended September 30, 2024. Our gross margin on products sales was 56% during the nine months ended September 30, 2025 and 2024. Year to date margins were impacted by the combined effects of the capitalization of inventoriable charges and the nonrecurring release of previously accounted for favorable variances during 2025. Margins were impacted by the mix of geographies into which products were sold, with higher U.S. kit sales over sales in other regions and, to a lesser extent product mix, with platelet kit sales representing a larger proportion of overall sales during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. Changes in our gross margin on product sales are affected by various factors, including prices of products sold, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, the mix of product sold, the mix of customers to which products are sold, and the reserves for excess and obsolete inventory. Furthermore, we may experience cost pressure due to the inflationary environment, increased transportation costs, existing and potential new or increased tariffs and an adverse impact on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other criteria.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Research and development	$15,825	$14,013	$1,812	13%	$51,330	$43,464	$7,866	18%

Research and development expenses increased during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, primarily driven by costs related to our new LED-based illuminator, increased compensation costs, and work performed related to our BARDA agreements, partially offset by the Employee Retention Credit (“ERC”) refund received during the third quarter of 2025.

We expect to incur additional research and development costs associated with inflationary pressures on labor and study costs, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, pursuing potential regulatory approvals for the LED illuminator in territories where the platelet and plasma systems are approved, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., any activities in support of the new MDR application for our red blood cell system in the EU, new product development and product enhancements, including potential new label claims, further design efforts on our new LED-based illuminator for the U.S. market and ongoing software development, and costs associated with performing the activities under our government contracts. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of macroeconomic developments, including escalating trade tensions and existing and potential new or increased tariffs and the ongoing conflict between Ukraine and Russia, the uncertainty of future preclinical studies and clinical trial results and the uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Selling, general and administrative	$18,618	$17,786	$832	5%	$60,086	$56,558	$3,528	6%

Selling, general and administrative expenses slightly increased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, which was relatively consistent due to multiple offsetting factors and reflects our ongoing focus on driving leverage. Selling, general and administrative expense increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by increased compensation costs, partially offset by the ERC refund received during the third quarter of 2025.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Foreign exchange loss	$(28)	$(241)	$213	(88%)	$(1,226)	$(173)	$(1,053)	609%
Interest expense	(2,119)	(2,260)	141	(6%)	(6,379)	(6,824)	445	(7%)
Other income, net	976	604	372	62%	2,427	1,468	959	65%
Total non-operating expense, net	$(1,171)	$(1,897)	$726	(38%)	$(5,178)	$(5,529)	$351	(6%)

Foreign Exchange Loss

We had foreign exchange loss during the three and nine months ended September 30, 2025 and 2024. These are primarily due to foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense decreased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily due to a decrease in interest rates on our Term Loan.

Other Income, net

Other income, net increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The increase was due in part to the interest portion of the ERC refund received during the third quarter of 2025.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2025	2024	Change		2025	2024	Change
Provision for income taxes	$85	$76	$9	12%	$235	$94	$141	150%

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s activities.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of September 30, 2025, will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2025.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of September 30, 2025 and December 31, 2024, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$15,670	$20,266
Short-term investments	62,842	60,186
Restricted cash	1,139	1,095
Total	$79,651	$81,547

Cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of September 30, 2025 and December 31, 2024, we had the following indebtedness (in thousands):

	September 30, 2025	December 31, 2024
Debt – current	$36,249	$19,297
Debt – non-current	48,655	64,862
Total	$84,904	$84,159

Operating Activities

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Net cash (used in) provided by operating activities	$(1,363)	$6,430

We had net cash used in operating activities for the nine months ended September 30, 2025 compared to net cash provided by operating activities during the same period in 2024, primarily related to the increase in inventory related purchases and the timing of cash collections and payments, during the nine months ended September 30, 2025, compared to the same period in 2024.

Investing Activities

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Net cash used in investing activities	$(4,787)	$(844)

The increase in net cash used in investing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to higher purchases of investments compared to the same period in 2024.

Financing Activities

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Net cash provided by financing activities	$1,262	$4,218

The decrease in net cash provided by financing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily due to proceeds from the Term Loan Credit Agreement during the nine months ended September 30, 2024.

Working Capital

(in thousands)	September 30, 2025	December 31, 2024
Working capital	$80,032	$88,890

Working capital decreased as of September 30, 2025, compared to December 31, 2024, primarily due to net increases in accounts payable and accrued liabilities as a result of the timing of payments to our vendors offset by an increase in inventory and due to the reclassification of $16.3 million of long-term debt to short-term due to our amended Term Loan Credit agreement. Contract liabilities related to DoD of $1.3 million and $0.5 million as of September 30, 2025 and December 31, 2024, respectively, are excluded from working capital.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet, plasma systems and IFC, costs to develop different configurations of existing product candidates and products, costs associated with the development of new products, costs associated with planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies or registry studies we are and may be required to conduct in connection with the approvals of the platelet system, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our government agreements, costs related to legal compliance, and costs related to creating, maintaining and defending our intellectual property. In addition, both our near and long-term capital requirements will require that we continue to invest in capital purchases to support ongoing and proposed studies, in addition to manufacturing capacity expansion to support our growing business. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. While we have at times been able to generate a sufficient amount of revenue and generate positive net cash flows from operations, we may be unable to achieve those results in the future. If we are unable to produce positive operating cash flows or at sufficient levels, meeting our long-term capital requirements is in large part reliant on continued access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations, if at all, and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our government contracts, will be sufficient to meet our capital requirements for at least the next 12 months. However, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, including inflationary assumptions and tariffs, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our commercialization and clinical development activities. In addition, while our stated goal is to achieve profitability in the future, actual results may be different than our forecasted operating plan and may require that we take certain actions to potentially achieve profitability, which may negatively impact our commercial potential or result in deferrals in development activities.

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

In March 2023, we entered into an amendment to our Sales Agreement under which we may issue and sell up to $96.8 million of our common stock through or to Cantor Fitzgerald & Co. or Stifel, Nicolaus & Company, Incorporated, as sales agent or principal. During the three-month period ended September 30, 2025, we did not sell shares of our common stock under the Amended Sales Agreement.

While we expect to receive significant funding under our agreements with BARDA, our ability to obtain the funding we expect to receive under both agreements is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreements for convenience at any time, which risk has been heightened by recent U.S. government funding cuts, the effects of the current and future U.S. government shutdowns, and our ability to achieve the required milestones under the agreements, including the completion of the RedeS study. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreements, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. In addition, if we are unable to meet the requisite milestones in our agreements, including generating sufficient prerequisite Phase 3 clinical data, or if we are unable to add additional options to fund further activities that may be required to meet new licensure requirements, our agreements with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. The availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

We do not currently enter into any hedging contracts to normalize the impact of foreign exchange fluctuations. As a result, our future results could be materially affected by changes in these or other factors.

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, tariffs, the threat of potential new or increased tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, tariffs and escalating trade tensions, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could, in the future, negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries are currently experiencing an inflationary environment, which may worsen due to existing and potential new tariffs. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, we expect that the costs of our business may increase as labor rates and prices rise in the current inflationary environment, transportation costs increase, and global supply chain constraints impact availability of our products. In addition, the U.S. government has imposed and may seek to impose additional restrictions on international trade, such as tariffs on goods imported into the U.S. We conduct our business globally and have third-party suppliers located outside the U.S., including in Europe. While the impact of such tariffs on our margins has not been significant, given the volatility, uncertainty and impact on our costs and our ability to pass on those costs to customers creates economic pressure on our value proposition. We may not be able to offset price increases from vendors or the impact of tariffs with price increases to customers at sufficient levels, if at all, which would harm our results of operations. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities.

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

We did not have any off-balance sheet arrangements as of September 30, 2025.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three and nine months ended September 30, 2025 and 2024. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2025, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended September 30, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
our and our suppliers’ ability to produce sufficient quantities of product to meet the growing demand for our products;
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

In addition, until we are successful in selling INTERCEPT Blood System for Cryoprecipitation kits to blood centers or affiliate organizations or hospitals with in-house blood centers, our ability to directly commercialize finished IFC throughout the U.S. is dependent on the addition of an increased number of IFC manufacturing collaborations. Furthermore, most of our agreements with blood center manufacturing partners do not contain minimum production requirements. If our blood center manufacturing partners do not produce sufficient quantities of IFC, or at all, our commercialization efforts will be negatively impacted. Delays may impact our ability to supply IFC in sufficient quantities. In addition, in order to market and sell finished IFC to hospital customers throughout the U.S., we may need to sell INTERCEPT Blood System for Cryoprecipitation kits to blood centers or affiliate organizations or hospitals with in-house blood centers. We cannot guarantee that we will be able to successfully negotiate additional agreements with manufacturing partners on terms that are acceptable to us. IFC is a product derived from our INTERCEPT Blood System for plasma. As such, any supply disruptions or failures that could impact our plasma system will have a direct negative impact on the production of IFC. Such supply disruptions could negatively impact our ability to fulfill customer orders, which will have an adverse effect on our business reputation and the successful introduction and adoption of our new products. Further, unless or until we negotiate committed volume purchase agreements with our customers, we can provide no assurance that sales of IFC product will occur in a consistent or predictable manner.

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

In addition, while we believe that IFC has many advantages over competitors, traditional cryoprecipitate and fibrinogen concentrates are well established within hospital use. Even if we are able to generate compelling data regarding the use of IFC over other products or traditional cryoprecipitate, hospitals may not perceive the advantage of IFC over the competing products and we may be ineffective in selling biological agents directly to hospitals or be unable to demonstrate the economic or patient advantages to customers relative to the competitors. Further, competitors may have more experience marketing and selling products directly to hospitals and may try to impede the marketability of our products. If additional BLAs are delayed or are never issued to our manufacturing partners, we may not have enough production capacity to supply demand, especially in states outside of the home states of our manufacturing partners. If blood centers that adopt IFC experience delays in obtaining BLAs or are never issued BLAs, our operating results may be negatively impacted. A byproduct of producing IFC is pathogen reduced cryoprecipitate poor plasma. If we are unable to find a commercial outlet for pathogen reduced cryoprecipitate poor plasma, we will continue to incur costs to discard the byproduct, which will continue to negatively impact our operating results.

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

We are currently conducting clinical trials for our products and product candidates and plan to commence additional clinical trials of our products and product candidates in the future. We cannot be certain that the design or conduct of, or data collected from, these trials will be sufficient to support FDA approval, a CE Certificate of Conformity prior to affixing a CE Mark or any other regulatory approvals outside the U.S. If we fail to produce positive results in our ongoing or planned clinical trials, the development timeline and regulatory approval and commercialization prospects for our products and our product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, interruptions or delays in blood center production of the blood components used for the clinical trial, delays in recruiting subjects to participate in a study, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, extreme weather or other natural forces, terrorist activity or general concerns over employee safety. For example, we experienced delays in our RedeS and ReCePI studies related to the COVID-19 pandemic. In addition, some clinical sites for the RedeS study are located in areas that are subject to disruption by severe weather such as flooding, hurricanes or other natural forces such as earthquakes, which have delayed enrollment and progress of the RedeS study in the past. Moreover, if we are unable to generate the additional data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system. If we see any treatment emergent antibodies with amustaline specificity without evidence of hemolysis in patients receiving INTERCEPT-treated RBCs in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause, which would cause delay. In any event, we cannot be certain that further delays in the RedeS study or other clinical trials will not occur.

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

The red blood cell system has not been approved for marketing or commercialization anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary CE Certificate of Conformity and other regulatory approvals for the product or any future iterations or changes to the product. In this regard, in October 2024, we announced that the Dutch Medicines Evaluation Board, or CBG, the Competent Authority for the red blood cell system, reviewed the medicinal product or active pharmaceutical ingredient data of our MDR application for conformity assessment and a CE Certificate of Conformity to affix a CE Mark to our red blood cell system and concluded that the data included in the module were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, we developed a plan for resubmission of our application and identified a new Competent Authority. We revised our MDR application to address the questions raised by CBG and submitted a new MDR application for the red blood cell system to TÜV-SÜD. In July 2025, we announced that TÜV-SÜD completed their clinical assessment of our new MDR application and transferred information regarding the active substances, or API, to the identified competent authority, the State Institute for Drug Control, or SÚKL. After discussions with TÜV-SÜD, we decided to transfer the review of the API from SÚKL to the French National Agency for Medicines and Health Products Safety, or ANSM. We cannot predict if or when a decision concerning certification would occur. In addition, as a result of the resubmission of our MDR application, our product development costs will be ongoing. Moreover, regulators or Notified Bodies may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far for the red blood cell system does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In any event, any failure or further delays in completing the development activities for the red blood cell system would prevent or continue to delay its commercialization, which would materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system.

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

We will need to successfully conduct and complete the ongoing RedeS study in the U.S. and continue to believe that we will also need to conduct and complete, and generate acceptable data from, an additional Phase 3 clinical trial including chronic anemia patients in the U.S., in vitro studies, and other necessary activities before the FDA will consider our red blood cell system for potential approval. Given the need to phenotypically match donations and patients and the existing burden of managing the production and supply to sickle-cell anemia patients, donor recruitment in chronic anemia patients may be difficult or impractical, which could significantly delay or preclude our ability to submit and complete our planned modular PMA application submission on the anticipated timeline or at all and to otherwise obtain any FDA approval of our red blood cell system. In any event, there can be no assurance that we will be able to successfully complete the RedeS study or generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. While we previously anticipated that the completion of the RedeS study and the planned final PMA module submission would occur in the second half of

2026, we anticipate that additional clinical trial data will be required to supplement our two Phase 3 clinical trials, ReCePI and RedeS. Enrollment of the RedeS clinical trial was completed in 2025 and we anticipate completion of the trial in the second half of 2026. Discussion of the planned PMA module submissions with the FDA will not occur prior to the completion of the RedeS trial. Any delay on the planned final PMA module submission would potentially increase our development costs and delay the potential commercialization of the red blood cell system in the U.S. In any event, for our planned modular PMA application, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot assure you that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, if we are unable to generate the additional data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system. Moreover, if treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. To date, several S-303 antibody events without evidence of hemolysis have been detected in the RedeS and ReCePI studies. Though we have not seen any clinical significance to date, we have seen antibody formation to S-303 treated red blood cells, and we will need to continue to generate data related to S-303 treatment emergent antibodies. In addition, even though we reported positive topline results from the ReCePI study in the first quarter of 2024, this does not ensure that any other clinical trials of the red blood cell system will be successful, including the RedeS study, nor does it ensure that the data from the ReCePI study will be deemed supportive of regulatory approval by the FDA. In this regard, because non-clinical and clinical data are often susceptible to varying interpretations and analyses, regulatory authorities, including the FDA, may disagree with our interpretation of the data from any of our completed clinical or non-clinical trials and may require additional clinical testing and/or further analyses from completed clinical or non-clinical trials before we can obtain regulatory approval and begin commercialization of the red blood cell system, if at all, any of which could result in increased costs to us, limit our ability to generate revenue and adversely affect our commercial prospects.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for conformity assessment and a CE Certificate of Conformity related to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. In October 2024, we announced that CBG, the Competent Authority for the red blood cell system, reviewed the medicinal product or active pharmaceutical ingredient data of our MDR application and concluded that the data included in the module were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without an approval. In collaboration with TÜV-SÜD, we developed a plan for resubmission of our application and identified a new Competent Authority. We revised our MDR application to address the questions raised by CBG and submitted a new MDR application for the red blood cell system to TÜV-SÜD. In July 2025, we announced that TÜV-SÜD completed their clinical assessment of our new MDR application and transferred information regarding the active substances, or API, to the identified competent authority, the State Institute for Drug Control, or SÚKL. After discussions with TÜV-SÜD, we decided to transfer the review of the API from SÚKL to the French National Agency for Medicines and Health Products Safety, or ANSM. We cannot predict if or when a decision concerning certification would occur. In addition, as a result of the resubmission of our MDR application, our product development costs will be ongoing. In any event, we do not know when, if ever, we will receive CE Mark approval of the red blood cell system. In addition, we do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to support the new MDR application or a CE Certificate of Conformity, even if limited to a target patient population having chronic anemia. We do not know if data from the ReCePI Phase 3 clinical trial will be accepted by TÜV or whether such data would be supportive of expanding the target patient population beyond chronic anemia patients or whether such data will be accepted at all. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals or certification in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval, certification and market acceptance will need to be resolved prior to the initiation of further clinical trials.

If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues, providing satisfactory data surrounding additional medicinal substances and classification of the medicinal product or active pharmaceutical ingredient, securing commercial manufacturing for sufficient volumes or if our manufacturers continue to fail to be able to produce sufficient volumes of the active ingredients or if we are unsuccessful in obtaining subsequent regulatory approvals or certification and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays, including those resulting from the failure to obtain approval of our MDR application for the red blood cell system, can also materially impact our product development costs. When we experience delays in testing, conducting trials or approvals or certification, our product development costs will increase, which may exceed the budgets or timeframe under our BARDA agreements or which costs may otherwise not be reimbursable to us under the BARDA agreements. Even if we were to successfully complete and receive approval or certification for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Moreover, customers may not accept the manual configuration of the product and require us to develop a more operationally scalable version of the system which may not be successful. Currently, our contracts with BARDA contemplate development of a more operationally scalable version. If we are unable to access funds contemplated under our BARDA contracts for this purpose, for any reason, the development of a more operationally scalable version may require capital investment which may be beyond our means. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system, even if approved for commercial sale.

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

If a regulatory authority or Notified Body suspects or discovers problems with a product, such as serious incidents, adverse events of unanticipated severity or frequency, or problems with the facility or the manufacturing process at the facility where the product is manufactured, or problems with the quality of product manufactured, or disagrees with the promotion, marketing, or labeling of a product, a regulatory authority may impose restrictions on use of that product, including requiring withdrawal of the product from the market. For example, the FDA has requested information on bacterial contamination of INTERCEPT-treated products in conjunction with their investigation of complaints stemming from contamination of manufacturing sites and blood centers. Our failure to comply with applicable regulatory requirements could result in enforcement action by regulatory agencies, which may include any of the following sanctions:

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

Should we obtain approval or a CE Certificate of Conformity for our red blood cell system, we will likely be required by regulators or Notified Bodies to collect additional data in patients receiving INTERCEPT-treated red blood cells. In addition, assuming approval or certification, we anticipate that we will be required to develop a registry of patients receiving INTERCEPT-treated red blood cells for future data collection and evaluation. To commence, enroll and complete such a registry, we may incur significant costs. Further, introducing and implementing use of such a registry may face data collection challenges or resistance from transfusing physicians, hospitals or patients. We cannot ensure that the data collected in such a registry would support continued use of INTERCEPT-treated red blood cells.

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

There have been amendments and executive, judicial and Congressional challenges to numerous provisions of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a manufacturer discount program. It is unclear how any such challenges and the healthcare reform efforts of the second Trump administration will impact ACA and our business. The implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations, financial condition and growth prospects. For example, other legislative changes have been proposed and adopted since the ACA was enacted. On July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or the OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to the ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

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

Moreover, in the EU some EU Member states may, after a medical device is CE marked, require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which has applied as of January 12, 2025, is intended to boost cooperation among EU Member States in assessing health technologies, and, where the medical device is a class IIb or class III medical device or an in-vitro diagnostic medical device of class D, providing the basis for cooperation at EU level for joint clinical assessments in these areas. If the conclusion of these assessments are negative, or compare our products unfavorably with competing products, this may impact our pricing and reimbursement status. If we are unable to obtain or maintain favorable pricing and reimbursement status in EU Member States for our medical devices or medical devices that we may successfully develop and for which we may obtain certification, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system in the United States will come from our agreements with BARDA. The original agreement that we entered into in 2016, or the 2016 Agreement, including its subsequent modifications, provides for reimbursement of certain expenses incurred by us for up to approximately $270.2 million to support the development of the red blood cell system. However, the 2016 Agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the 2016 Agreement and the potential exercise of subsequent option periods. To date, BARDA has exercised approximately $185.5 million under the base period of the 2016 Agreement and associated options. BARDA will no longer exercise any of the remaining options under the 2016 BARDA Agreement. In September 2024, we entered into a new agreement with BARDA, the 2024 Agreement, which includes potential funding of up to approximately $188.4 million under a base period and subsequent option periods, similar to the 2016 Agreement. Our ability to add options and reimbursement to cover new activities or to access the full amount available under the 2024 Agreement is dependent on our success in completing required tasks under the base period and each option period, if and to the extent any option periods are exercised by BARDA, which it may do or not do in its sole discretion. In addition, BARDA is entitled to terminate either of our BARDA agreements for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. BARDA is also not obligated to fund any additional activities that may be required to meet licensure requirements. We understand that the 2016 Agreement with BARDA will expire in 2026 and the 2024 Agreement with BARDA will expire in 2030. Under both BARDA agreements, activities covered under the base period and exercised option periods may ultimately take longer than is allowed or cost more than is covered by the respective BARDA agreements, and if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. In addition, should there be a temporary funding shortfall with any of the activities contemplated, we may need to cease, delay or defer completion of the activities until the funding shortfall is resolved, if ever. For example, we know that certain options are expected to run out of approved amounts under the 2016 Agreement in the near-term. We are uncertain how future U.S. government budgets, executive actions, and debt ceiling negotiations will affect BARDA funding, nor are we certain how the current and future U.S. government shutdowns will affect BARDA funding. We have hired and maintain staffing, as well as having entered into agreements with third parties to perform activities associated with our BARDA agreements. Should we be unable to fully utilize the personnel or third parties as planned, either because of BARDA funding or time limitations, or other reasons, we may be forced to bear costs that we had anticipated would be covered under our BARDA agreements. Moreover, the continuation of our BARDA agreements depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate our agreements should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. Our ability to meet the expectations of BARDA under our agreements is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreements. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreements, our ability to meet the anticipated milestones may be impaired.

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

Unfavorable provisions in government contracts, including in our contracts with BARDA and DoD, may harm our business, financial condition and operating results.

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

Generally, government contracts, including our agreements with BARDA and the DoD, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed (plus a portion of the agreed fee) and settlement expenses on the work completed prior to termination. Except for the amount of services received by the government, termination-for-default provisions do not permit recovery of fees. In addition, in the event of termination or upon expiration of our BARDA agreements, the U.S. government may dispute wind-down and termination costs and may question prior expenses under the contract and deny payment of those expenses. Should we choose to challenge the U.S. government for denying certain payments under our BARDA agreements, such a challenge could subject us to substantial additional expenses that we may or may not recover. Further, if any of our government contracts are terminated for convenience, or if we default by failing to perform in accordance with the contract schedule and terms, a significant negative impact on our cash flows and operations could result. Our ability to receive funding under our contract with DoD for the development of pathogen reduced, lyophilized cryoprecipitate is based on achievement of milestones which cannot be guaranteed. If we are unable to achieve any of those milestones, funding may be limited, less than expected, or non-existent for that particular milestone, which in all cases would negatively impact our cash flows and financial results.

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

Laws and regulations affecting government contracts, including our agreements with BARDA and DoD, make it more costly and difficult for us to successfully conduct our business. Failure to comply with laws and regulations could result in significant civil and criminal penalties and adversely affect our business.

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

In February 2021, we entered into an Equity Joint Venture Contract with Shandong Zhongbaokang Medical Implements Co., Ltd., or ZBK, to establish Cerus Zhongbaokang (Shandong) Biomedical Co., LTD., or the JV, for the purpose of developing, obtaining regulatory approval for, and eventual manufacturing and commercialization of the INTERCEPT blood system for platelets and red blood cells in the People’s Republic of China. We own 51% of equity in the JV and consolidate the JV. The JV will need to obtain regulatory approval for the INTERCEPT Blood System for Platelets and Red Blood Cells before it can begin commercializing in China. To provide the best chance of regulatory approval and ultimate market adoption, the JV has decided to generate a body of data using the illuminator and platelet system from Chinese native donors using Chinese collection practices. In order to obtain that regulatory approval, the JV may need to run additional clinical or in vitro studies in China. We cannot assure you that the JV will be successful in completing such studies, meeting study endpoints, once defined, or be successful in meeting any other requirements or that it will ever receive regulatory approval. If the JV is unable to obtain regulatory approval to sell INTERCEPT in China, our ability to grow our business and achieve significant revenues in China will be negatively impacted. We may be unable to realize a return on any investment in the JV or we may not be able to monetize any profit or otherwise generate meaningful value from our ownership of the JV.

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

Conflict in the Middle East and impact on shipping routes may result in increased costs to ship our products via ocean and meet our supply chain requirements. Should any such conflict impact our costs or ability to secure shipping, or if we are unable to ship products and components to meet our supply chain demand, we may encounter delays, and/or have to rely on air freight which is significantly more expensive than ocean shipment.

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

With respect to the manufacture of our products, our third-party manufacturers source components and raw materials for the manufacture of the INTERCEPT processing sets. Certain of these components are no longer commercially available, are nearing end-of-life or are available only from a limited number of suppliers. We and our third-party manufacturers do not have guaranteed supply contracts with all of the raw material or component suppliers for our products, which magnify the risk of shortage and obsolescence and decreases our manufacturers’ ability to negotiate pricing with their suppliers. For example, a solvent used in the manufacture of the plastic beads for the compound adsorption devices used for our products is no longer available. Accordingly, we purchased all remaining existing material. We will need to qualify plastic beads produced with a new solvent prior to consuming available inventory levels. If we are unable to qualify a new plastic before running out of the existing material or if the existing material is defective or otherwise encounters quality issues, we may not be able to fulfill customer orders. Moreover, we may be required to impair or write-off the value of any unused last-time-buy raw materials or components. Customers may object to changes in operating practices or changes to the instructions for use, and a potential negative impact on their operations as a result of the use of this material, could impair our reputation or customer acceptance of our products. Changes in environmental, safety or other regulations may require change to our products which would result in increased distraction of personnel and increased cost. For instance, certain plasticizers may be phased out. Should that occur, finding, validating and demonstrating comparability of an alternative may be time consuming and costly, if feasible at all. Any shortage, obsolescence or discontinuation of raw materials, components or accessories or our inability to control costs associated with raw materials, components or accessories, could increase our costs to manufacture our products or increase our costs to supply our customers. Further, if any supplier to our third-party manufacturers is unwilling or unable to provide high quality raw materials in required quantities and at acceptable prices, our manufacturers may be unable to find alternative sources or may fail to find alternative suppliers at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Furthermore, we do not yet know whether or not certain components or accessories used by blood center operators or used in the production of INTERCEPT will comply with the new standards under the MDR. Failure to comply with the new standards timely may result in a disruption to blood center operations or the manufacture of the INTERCEPT Blood System. If any of these events were to occur, our product quality, competitive position, reputation and business could suffer, we could experience cancellations of customer orders, refusal by customers to accept deliveries or a reduction in our prices and margins to the detriment of our financial performance and results of operations.

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

While we at times had been able to generate a sufficient amount of revenue and generate positive net cash flows from operations, we may be unable to achieve those results in the future. If we are unable to produce positive operating cash flows or at sufficient levels, meeting our long-term capital requirements will be, in large part, reliant on continued access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations, if at all, and interest income earned on the investment of our cash balances. While we believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our agreements with BARDA and the DoD, will be sufficient to meet our capital requirements for at least the next 12 months, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, including inflationary assumptions, we could consume our available capital resources sooner than we currently expect or in excess of amounts than we currently expect, which could adversely affect our commercialization and clinical development activities. In addition, while our stated goal is to achieve profitability in the future, actual results may be different than our forecasted operating plan and may require that we make certain trade-offs to potentially achieve profitability. Such trade-offs may negatively impact our commercial potential or result in deferrals in development activities.

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

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and the threat of potential new or increased tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs put in place over the past two years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, costs to transport our products may increase and access to timely shipping may be limited. We may not be able to offset price increases from vendors with price increases to customers at sufficient levels, if at all, which would harm our results of operations. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs not reimbursed by our BARDA agreements will be prolonged in connection with our failure to obtain approval of our MDR application and our submission of a new MDR application. Development costs not covered by our BARDA agreements may increase if existing clinical data is insufficient for us to potentially obtain approval of such new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

As of September 30, 2025, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $84.9 million. All of our current and future assets, except for intellectual property and certain investments in subsidiaries and affiliates, are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. In addition, our failure to comply with certain financial covenants could result in the lenders obtaining a security interest in our intellectual property. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement. Unless we prepay the principal amount due or meet the requirements for and choose to extend the interest only period of the Term Loan we will be required to make principal payments beginning in April 2026 until March 1, 2028 if not repaid sooner.

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

Moreover, the Trump administration has imposed tariffs on imports, and other countries have responded with retaliatory tariffs on certain U.S. exports. While the impact of such tariffs on our margins have not been significant, given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, we cannot predict what effects these tariffs and potential additional tariffs will ultimately have on our business. However, we expect that these tariffs and other trade restrictions will increase our operating costs, reduce our gross margins or cause us to use more cash than we have contemplated. While we have chosen to pass on tariff costs to our customers, the economic value proposition that customers consider when using INTERCEPT may be adversely impacted and our ability to retain and expand customer use of INTERCEPT may be adversely impacted. See “Risks associated with our operations outside of the United States could adversely affect our business.”

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

Moreover, the U.S. and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariff and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods, including biomedical products and their components. In particular, we rely on suppliers in the EU for our commercial INTERCEPT kits and components of our INTERCEPT kits. We conduct our business globally and our operations, including third-party suppliers, span multiple countries outside the U.S. The ongoing trade tensions between the U.S. and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting manufacturing equipment and related supplies. Should such tariffs persist or increase, they would result in additional costs to our business including costs with respect to the raw materials on which our business depends, and will generally increase our manufacturing costs. In addition, such tariffs would increase our supply chain complexity and could also potentially disrupt our existing supply chain. Other governments have imposed and may continue to impose retaliatory tariffs, trade restrictions, or trade barriers on our products, which could impose additional costs and complexity on our business.

While the impact of such tariffs on our margins have not been significant, we anticipate that our margins could be adversely affected after existing warehoused inventory is depleted, depending on the ultimate scope and duration of the tariffs imposed. While we may seek to increase prices for our products as a result of such tariffs, such price adjustments could reduce the competitiveness of our products. Additionally, such tariffs could affect imports of our products and raw materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by other countries, including restricted access to raw materials used in our products, further disrupting our supply chain and increasing our costs. Given the nature of our products, relocating our manufacturing supply in response to tariffs and other trade restrictions would be a complex, costly and time-consuming process, making it difficult for us to react quickly to a rapidly changing environment. In this regard, it would take a significant amount of time and expense to implement and execute the necessary technology transfer to, and to qualify, new suppliers for our products. If there are delays in qualifying new suppliers or facilities or a new supplier is unable to meet the FDA’s or similar international regulatory body’s requirements for approval, there could be a shortage of the affected products for the marketplace or for use in clinical studies, or both, which could negatively impact our anticipated revenues.

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

The market price for our common stock has varied between a high of $2.15 on January 27, 2025, and a low of $1.16 on August 20, 2025, in the nine-month period ended September 30, 2025. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

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

CERUS CORPORATION

Date: November 6, 2025	/s/ Kevin D. Green
Kevin D. Green
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)