Form 10-K
period 2025-12-31
CERUS CORP
filed 2026-03-02
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock listed on the Nasdaq Global Market, was $230 million. (1)

As of February 5, 2026, there were 192,171,776 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

(1) Based on a closing sale price of $1.41 per share on June 30, 2025. Excludes 28.4 million shares of the registrant’s common stock held by executive officers, directors and stockholders that the registrant has concluded were affiliates at June 30, 2025.

FORM 10-K

For the Fiscal Year Ended December 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 1A, “Risk Factors.” These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements about:

•
the impact of macroeconomic developments, including escalating trade tensions and existing tariffs and potential new or increased tariffs and the ongoing conflict between Ukraine and Russia as well as the risk of a global conflict on our business and operations as well as the business or operations of our customers, manufacturers, research partners, and other third parties with whom we conduct business;
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
•
the amount and availability of funding we may receive under our government contracts with the Biomedical Advanced Research and Development Authority, or BARDA, and the U.S. Department of Defense, or DoD, due to executive orders impacting government contract funding and personnel, previous and potential future U.S. government shutdown or otherwise;
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
•
An inability to successfully transition from a direct selling model to a kit model, as well as an inability to successfully commercialize the INTERCEPT Blood System for Cryoprecipitation in the U.S. would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
•
We may not be able to achieve, or sustain, profitability.
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
•
We may not be able to protect our intellectual property or operate our business value.
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

Our INTERCEPT Blood System is intended for use with blood components and certain of their derivatives: platelets, plasma, red blood cells and to produce INTERCEPT Fibrinogen Complex, or IFC, and pathogen reduced plasma, cryoprecipitate reduced. The INTERCEPT Blood System for platelets, or platelet system, and the INTERCEPT Blood System for plasma, or plasma system, have received a broad range of regulatory approvals and certification, including but not limited to FDA approval in the U.S., CE Certificates of Conformity delivered in accordance with the Medical Devices Regulation 2017/745, or MDR, permitting us to affix the CE Mark to our products and place them on the market in the European Union and other jurisdictions that recognize the CE Mark, and are being marketed and sold in a number of countries around the world, including the U.S., certain countries in Europe, the Commonwealth of Independent States, or CIS, the Middle East, and Latin America and selected countries in other regions of the world. Additionally, we have received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. The INTERCEPT Blood System for Cryoprecipitation uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency. In addition, the INTERCEPT Blood System for Cryoprecipitation is used to produce pathogen reduced plasma, cryoprecipitate reduced. We currently sell the platelet and plasma systems using our direct sales force and through distributors and sell IFC or disposable kits to manufacture IFC in the U.S. using our direct sales force. If we are unable to gain or maintain widespread commercial adoption in markets where our blood safety products are approved for commercialization, including in the U.S., we will have difficulties achieving and maintaining profitability.

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We are currently conducting a Phase 3 clinical trial - the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, un-treated, red blood cells. With respect to our application for conformity assessment under the MDR to obtain a CE Certificate of Conformity and affix the CE Mark, or MDR application, in the European Union, or EU, we announced in October 2024 that the Dutch Medicines Evaluation Board, or CBG, the Competent Authority for the red blood cell system, reviewed the active pharmaceutical ingredient module of our MDR application and concluded that the data included in the module were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without successful completion of the conformity assessment or issuance of a CE Certificate of Conformity. In collaboration with TÜV-SÜD, our Notified Body for the red blood cell system, we developed a plan for resubmission of our application and identified a new Competent Authority. We revised our MDR application to address the questions raised by CBG and submitted a new MDR application for the red blood cell system to TÜV-SÜD. In July 2025, we announced that TÜV-SÜD completed their clinical assessment of our new MDR application and transferred information regarding the active substances, or API, to the identified competent authority, the State Institute for Drug Control, or SÚKL. After discussions with TÜV-SÜD, we decided to transfer the review of the API from SÚKL to the French National Agency for Medicines and Health Products Safety, or ANSM. We cannot predict if or when a decision concerning certification would occur. In addition, as a result of the failure to obtain a CE Certificate of Conformity following MDR application, our product development costs will be ongoing. See also the risk factor entitled “The red blood system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Annual Report on Form 10-K.

In order to successfully commercialize all of our products and product candidates, we will be required to conduct significant research, development, preclinical and clinical evaluation, commercialization and regulatory compliance activities for our products and product candidates, which, together with selling, general and administrative expenses, may result in operating losses. While our goal is to achieve and maintain a profitable level of operations, we may be unable to do so.

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

INTERCEPT Blood System—Platelets
•
Commercialized in the U.S., Canada and a number of countries in Europe, the CIS, the Middle East, and selected countries in other regions around the world
•
Received CE Certificate of Conformity and CE Marked under MDR in 2023

INTERCEPT Blood System—Plasma
•
Commercialized in the U.S. and a number of countries in Europe, the CIS, the Middle East, and selected countries in other regions around the world
•
Received CE Certificate of Conformity and CE Marked under MDR in 2023
•
Received FDA approval of the premarket approval supplement, or PMA, to produce IFC in 2020

INTERCEPT Blood System—Red Blood Cells
•
U.S. Phase 3 clinical trial, known as the RedeS study, completed enrollment in 2025
•
U.S. Phase 3 acute anemia clinical trial, known as the ReCePI study, completed in 2024
•
Additional U.S. studies also planned
•
European Phase 3 acute anemia clinical trial completed in 2014; European Phase 3 chronic anemia clinical trial completed in 2017
•
Application for a conformity assessment to obtain a CE Certificate of Conformity and affix the CE Mark for the EEA was resubmitted in 2025

INTERCEPT Blood System—Cryoprecipitation	• Received FDA approval of the premarket approval supplement with respect to IFC in 2020 • U.S. agreement with certain blood center manufacturing partners

INTERCEPT Illuminator—LED-based	• Commercialized in a number of countries in Europe and selected countries in other regions around the world • Received CE Certificate of Conformity and CE Marked under MDR in 2025

INTERCEPT Blood System for Platelets, Plasma and Cryoprecipitation

The platelet system and plasma system are designed to inactivate blood-borne pathogens in platelets and plasma donated for transfusion. Both systems received a CE Certificate of Conformity in accordance with the MDR permitting us to affix the CE Mark in the European Economic Area, or EEA, and FDA approval in the U.S. and are currently marketed and sold in a number of countries around the world including the U.S., countries in Europe, the CIS, the Middle East and selected countries in other regions of the world. Separate approvals for use of INTERCEPT-treated platelet and plasma products have been obtained in France and Switzerland. In Germany and Austria, where approvals must be obtained by individual blood centers for use of INTERCEPT-treated platelets and plasma, several centers have obtained such approvals for use of INTERCEPT-treated platelets and INTERCEPT-treated plasma. Many countries outside of the European Union recognize the CE Mark and have varying additional administrative or regulatory processes that must be completed before the platelet system or plasma system can be made commercially available. In general, these processes do not require additional clinical trials. Regardless, some potential customers may desire to conduct their own clinical studies before adopting the platelet system or plasma system. We have received CE Certificates of Conformity to affix the CE Mark in accordance with the MDR for our INTERCEPT platelet and plasma systems which allows us to continue to place our platelet and plasma systems on the European Union market in accordance with the regulatory requirements of the MDR. The FDA has approved the platelet system for ex vivo preparation of pathogen-reduced apheresis platelet components collected and stored in 100% plasma or InterSol in order to reduce the risk of transfusion-transmitted infection, or TTI, including sepsis, and as an alternative to gamma irradiation for prevention of transfusion-associated graft versus host disease. We have completed the two post-approval studies that FDA required as part of its approval of the platelet system - a haemovigilance study evaluating the incidence of acute lung injury following transfusion of INTERCEPT-treated platelets as well as a recovery study of platelets treated with the platelet system. The FDA has also approved the plasma system for ex vivo preparation of plasma in order to reduce the risk of TTI when treating patients requiring therapeutic plasma transfusion.

We have also received FDA approval for the INTERCEPT Blood System for Cryoprecipitation, which uses our plasma system to produce IFC for the treatment and control of bleeding, including massive hemorrhage, associated with fibrinogen deficiency and to produce pathogen reduced plasma, cryoprecipitate reduced.

We expect our commercial efforts in 2026 will be focused on increasing market adoption of INTERCEPT products by enabling blood center customers to increase the number of platelet and plasma units produced and made available to patients. For IFC, we are shifting our focus from selling finished therapeutic doses to hospitals to selling kits to blood centers. We plan to continue to develop and raise awareness of INTERCEPT’s product profile relative to other products, including conventional, un-treated components. To distribute blood products, including IFC, to hospitals through interstate commerce, U.S.-based blood centers will need to complete process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before those blood products can be made available to hospital customers outside of the state of IFC production. In addition, the majority of platelets used in the U.S. are collected by apheresis, which is part of our FDA-approved label for the platelet system, though a significant minority are prepared from pooled random donor platelets derived from whole blood collections. While available in Europe and other regions around the world, in order to gain FDA approval for a pathogen reduction system compatible with pooled random donor platelets, we will need to perform additional product development and testing, including additional clinical trials, and will need to obtain FDA approval of a PMA supplement. We do not currently have plans to pursue this configuration. In addition, we may pursue development projects for other plasma derived biological products, which may require the submission and approval of additional PMA supplements for the plasma system. We will also need to obtain new PMAs for our INTERCEPT platelet and plasma systems for use with our new LED-based illuminator. We plan to submit our PMA application for our new LED-based illuminator in mid-2026. These development activities will be costly and may not be successful should we choose to pursue them. Our failure to seek and obtain FDA and foreign regulatory approvals or certification of new configurations could limit revenues from sales of our products.

INTERCEPT Blood System for Red Blood Cells

The red blood cell system is designed to inactivate blood-borne pathogens in red blood cells intended for transfusion. We completed a series of in vitro and in vivo tests with the red blood cell system, including successfully completing recovery and survival studies measuring red cell recovery twenty-four hours after transfusion. Previously, we terminated Phase 3 clinical trials for acute and chronic anemia using a prior generation of the red blood cell system due to the detection of antibody reactivity to INTERCEPT-treated red blood cells, or RBCs, in two patients in the trial for chronic anemia. The antibody eventually cleared and the subjects had no adverse health consequences. After unblinding the data from the original Phase 3 clinical trials, we found that we had met the primary endpoint in the clinical trial for acute anemia. We evaluated the antibodies detected and developed process changes to diminish the likelihood of antibody reactivity in RBCs treated with our modified process. We have since successfully completed European Phase 3 clinical trials of the red blood cell system for subjects with acute and chronic anemia patients to support an MDR application. We initially filed an application for conformity assessment to obtain a CE Certificate of Conformity for the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we submitted an MDR application. In October 2024, we announced that TÜV-SÜD, in consultation with CBG, reviewed information regarding the medicinal product or active pharmaceutical ingredient of our MDR application and concluded that the data provided were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without successful completion of the conformity assessment and issuance of a CE Certificate of Conformity. In collaboration with TÜV-SÜD, we developed a plan for resubmission of our application and identified a new Competent Authority. We revised our MDR application to address the questions raised by CBG and submitted a new MDR application for the red blood cell system to TÜV-SÜD. In July 2025, we announced that TÜV-SÜD completed their clinical assessment of our new MDR application and transferred information regarding the API to the identified competent authority, SÚKL. After discussions with TÜV-SÜD, we decided to transfer the review of the API from SÚKL to ANSM. We cannot predict if or when a decision concerning certification would occur. In addition, as a result of the resubmission of our MDR application, our product development costs will be ongoing. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificate of Conformity” under “Item 1A—Risk Factors” of this Annual Report on Form 10-K.

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

In the U.S., we are conducting the Phase 3 RedeS study, a double-blind, controlled, parallel group study randomized to receive either 28 days, or 28 days plus 6 months of transfusion support with INTERCEPT-treated RBCs or conventional RBCs (test or control with 1:1 ratio), with a primary endpoint of hemoglobin increment following transfusion. The study completed enrollment during the fourth quarter of 2025 of 689 patients including 130 transfused patients for the 6-month chronic phase for subjects requiring simple repeat transfusions and 25 transfused patients with Sickle Cell Disease requiring red cell exchange. Subjects that qualified for inclusion into the chronic phase were those with conditions such as Sickle Cell Disease, Thalassemia, or Myelodysplasia. If treatment emergent antibody reactions associated with hemolysis are observed, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S. The preliminary results from the RedeS study are expected in late 2026, and if positive, are expected to support our chronic use assessment in our planned modular premarket approval, or PMA, application for the red blood cell system that we plan to submit to the FDA.

We are also planning a prospective, open-label, controlled Phase 2 study designed to determine whether INTERCEPT RBC transfusions into patients with pre-existing antibodies to INTERCEPT RBCs will result in increased antibody titer indicative of a secondary immune response. Subjects will have samples drawn pre-transfusion and over 90-days post transfusion to detect responses to INTERCEPT RBC. Clinical evidence of hemolysis will be evaluated using routine laboratory testing. If treatment emergent antibody reactions associated with hemolysis are observed, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S.

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

Additional information regarding our interactions with the FDA, our MDR application in the European Union for the red blood cell system, and potential future clinical development of the INTERCEPT Blood System in Europe and in the U.S. can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factors titled “Clinical trials are costly and time consuming, may take longer than we expect or may not be completed at all, and their outcomes are uncertain. A failure to generate data in clinical trials to support expanded label claims or to support marketing approvals or certification for our product candidates could materially and adversely affect our business, financial condition, results of operations and growth prospects” and “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity,” as well as generally under the heading “Risks Related to Regulatory Approval, CE Certificates of Conformity and Oversight, and Other Legal Compliance Matters.”

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

We also have an amended and restated supply agreement with Purolite LLC, formerly Purolite Corporation, or Purolite, for the supply of raw materials used to make the compound adsorption devices. The amended supply agreement would have expired in April 2026, however it has automatically renewed for an additional year as neither party has delivered notice of its intent to terminate the agreement. The agreement will continue to automatically renew for one year periods unless either party provides notice not to renew at least two years prior to the expiration. Under the terms of the amended agreement, pricing is volume based and is subject to annual, prospective adjustments based on a Producer Price Index subject to an annual cap.

We have completed the manufacturing for the first generation of the illuminator and maintain an inventory of those final devices. We submitted an MDR application for a new illuminator and received a CE Certificate of Conformity in 2025. In the U.S., we will be required to file a new PMA for our INTERCEPT Blood System for both platelets and plasma for use with our new illuminator. Although data is still being developed for the required PMAs, we have completed the redesign of the new illuminator. If we successfully generate the data required for the new PMAs, we cannot predict when, if ever, we will receive approval for use of the platelet and plasma systems with the new illuminator. Until such time as we obtain approval for the redesigned illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. We have contracts for certain critical components and for the manufacture of our new illuminator. However, we do not know if those agreements will be active when our new illuminator is approved, if ever.

We operate with an amended manufacturing and supply agreement with Piramal, formerly, Ash Stevens, Inc., for the synthesis of amotosalen, the inactivation compound used in our platelet and plasma systems. Under this amended agreement, we are subject to minimum annual purchase requirements. The term of the amended manufacturing and supply agreement with Piramal automatically renewed for two years until December 31, 2027 and will continue to automatically renew for successive two-year periods, unless terminated by either party upon providing at least one year prior written notice, in our case, or at least two years prior written notice, in the case of Piramal. Neither party has delivered notice of its intent to terminate the agreement.

We and our contract manufacturers purchase certain raw materials for our disposable kits, inactivation compounds, materials and parts associated with compound adsorption devices, UVA illuminators, and the new LED illuminators from a limited number of suppliers. Some of those raw material suppliers require minimum annual purchase amounts. While we believe that there are alternative sources of supply for such materials, parts and devices, we have not validated or qualified any alternate manufacturers. As such, establishing additional or replacement suppliers for any of the raw materials, parts and devices, if required, will likely not be accomplished quickly and could involve significant additional costs and potential regulatory reviews that could limit our ability to supply customer demand.

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

In France, broad product adoption is dependent on a central decision by the Établissement Français du Sang, or EFS, a public organization responsible for all collection, testing preparation and distribution of blood products in France. Our agreements with EFS to supply platelet disposable kits and plasma disposable kits both expired in October 2025, though we have extended terms to continue the supply while a new agreement is negotiated. We also have an agreement with EFS for maintenance services for illuminators that also expired in October 2025, though we have extended this agreement, pending negotiation of a new contract. We are discussing new contract terms with EFS for the supply of platelet disposable kits, plasma disposable kits, and maintenance services for illuminators. We cannot provide any assurance that the national deployment of INTERCEPT to treat platelets in France will be sustainable, or that we will be able to secure any subsequent contracts with EFS or that the terms, including the pricing or committed volumes, if any, of any future contract will be equivalent or superior to the terms under our current contracts. If we are unable to continue to successfully support EFS’ national adoption of the INTERCEPT Blood System for platelets, EFS’ use of the INTERCEPT Blood System for Plasma or the final commercial terms of any subsequent contract for platelet or plasma disposable kits are less favorable than the terms under our existing contracts, our financial results may be adversely impacted.

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

In February 2021, we entered into an Equity Joint Venture Contract with Shandong Zhongbaokang Medical Implements Co., Ltd., or ZBK, to establish Cerus Zhongbaokang (Shandong) Biomedical Co., LTD., which we refer to as the JV, for the purpose of developing, obtaining regulatory approval for, and eventual manufacturing and commercialization of the INTERCEPT blood transfusion for platelets and red blood cells in the People’s Republic of China. We own 51% of equity in the JV. The JV will need to obtain regulatory approval for the INTERCEPT Blood System for platelets and red blood cells before it can begin commercializing in China. In order to obtain that regulatory approval, the JV may need to run additional clinical studies in China and will have to generate data from Chinese sites and donors using the products. We cannot provide assurance the JV will be successful in generating sufficient data or that it will ever receive regulatory approval.

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in countries where we have limited abilities to commercialize our products directly. In certain of these jurisdictions, we rely on these distributors to obtain any necessary in-country regulatory approvals, in addition to marketing and selling the INTERCEPT Blood System, providing customer and technical product support, maintaining inventories, and adhering to our quality system in all material respects, among other activities. Selected areas where we have entered into geographically exclusive distribution agreements include but are not limited to certain countries in the CIS, the Middle East, Latin America, and Southeast Asia. Our success in these regions is dependent on our ability to support our distributors and our distributors’ ability to market and sell our products and to maintain and service customer accounts, including technical service. Our distribution agreements meaningfully contribute to our revenues. As such, declining performance or the outright termination or loss of certain distributor relationships could harm our existing business, may impact our growth potential, and could result in higher operating costs for us. As our distributors play a critical role in our commercialization efforts, we evaluate their performance on an ongoing basis. As we continue to evaluate our distributors, we may take further actions in the future which may have an impact on our operating results. In the past, we have transitioned certain territories to non-exclusive arrangements or to new distribution partners who we felt were capable of improved performance relative to their predecessors as well as transitioned some of these territories to a Cerus direct option, which we believed would provide us with better visibility into and control of sales execution. We may undertake similar changes in the future. As a result, we may experience a decrease in the volume of INTERCEPT disposable kit sales for the impacted territories as outgoing distribution partners sell through their disposable kit inventory. In addition, any new distributors or our own direct sales force may require some time to develop the market with the same proficiency as previous distributors. We cannot provide assurance that any such changes will achieve the same level of operations or proficiency as previous distributors.

Government Contracts

We operate directly under three contracts with U.S. Federal Agencies, two with BARDA and one with the DoD. Revenue from the cost reimbursement provisions under our BARDA contracts varies by year. A portion of our government contract revenue is subject to obtaining approval on audited indirect costs or rates and is subject to termination of the contract at the election of the U.S. government. Our ability to recognize revenue under our contract with DoD for the development of pathogen reduced, lyophilized cryoprecipitate is based on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. In addition, U.S. government contracts typically contain unfavorable provisions and are subject to audit and modification by the government at its sole discretion. Generally, government contracts, including our agreements with BARDA and the DoD, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. See Note 2 in the Notes to Consolidated Financial Statements under “Item 15—Exhibits and Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for information on significant accounting policies related to our government contract revenue and other financial information for the years ended December 31, 2025, 2024 and 2023. Further discussion of the factors impacting our government contracts revenue and the related impact on our ability to operate our business can be found under “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factors titled “A significant portion of the funding for the development of the red blood cell system has come and is expected to continue to come from our BARDA agreement, and if BARDA were to eliminate, reduce, delay, or object to extension for funding of our agreement, it would have a significant, negative impact on our government contract revenues and cash flows, and we may be forced to suspend or terminate our U.S. red blood cell development program or obtain alternative sources of funding” and “Unfavorable provisions in government contracts, including in our contracts with BARDA and DoD, may harm our business, financial condition and operating results.”

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

Our INTERCEPT Blood System for Cryoprecipitation, or IFC, competes with traditional cryoprecipitate, a by-product of thawing frozen plasma and with human plasma derived fibrinogen concentrates. While we believe that IFC has many advantages over competitors, conventional cryoprecipitate and fibrinogen concentrates are well established within hospital use. Hospitals may not perceive the advantage of IFC over the competing products, or may perceive the cost of adopting IFC as prohibitive relative to its advantages or compared to competitive products.

In Europe, several companies, including Grifols, Octapharma AG, MacoPharma International and Kedrion Biopharma, have developed in the past and are developing or selling commercial pathogen reduction products, systems, or services for plasma. Terumo BCT, a subsidiary of Terumo Corporation, has developed a pathogen reduction system for blood products and has received a Class III CE Certificate of Conformity under the MDR and affixed the CE Mark for such system for both platelets and plasma and received Swissmedic approval for platelets treated with their system. MacoPharma is seeking a CE Certificate of Conformity under the MDR for a UVC-based pathogen reduction product for platelets. MacoPharma completed a Phase 3 clinical trial in Germany to generate additional data for possible expanded approvals. Terumo BCT has also received a Class III CE Certificate of Conformity for a pathogen reduction system for whole blood. Each of these companies’ products may offer competitive advantages over our INTERCEPT Blood System.

In the U.S., INTERCEPT-treated plasma faces competition from Octapharma AG’s Octaplas, a solvent detergent treated pooled plasma product approved in the U.S. for certain indications. Our platelet product faces competition from a number of testing companies currently approved for the detection of pathogens including bacterial and viral pathogens in donated blood products and may face competition from other technologies if approved. We are currently the only approved pathogen reduction product in the U.S. for platelets and therefore subject to Department of Justice, or DOJ, anti-trust oversight.

Terumo BCT’s platelet, plasma or whole blood pathogen reduction product may be viewed as favorable by the Japanese Red Cross, or JRC. Terumo Corporation is a large Japan-based, multinational corporation with established products and longstanding relationships.

Our ability to commercialize our products in certain markets, particularly in Japan, may be negatively affected by Terumo’s resources and their pre-existing relationships with regulators and customers. Should Terumo BCT’s product be approved for use and commercialized in Japan, our products would likely directly compete against its products and we believe we would likely need to either establish operations in Japan or rely on a local partner in the territory. Additionally, in July 2025, we understand that the JRC adopted a bacterial detection system for platelets, which may impact its interest in alternative solutions, including pathogen reduction.

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

Patents, Licenses and Proprietary Rights

Our commercial success will depend in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2025, we owned 21 issued or allowed U.S. patents and approximately 154 issued or allowed foreign patents related to the INTERCEPT Blood System. Our patents expire at various dates between 2027 and 2042. Recent patent applications will, if granted, result in patents with later expiration dates. Due to the complexity of our products, we believe it is the protection afforded to our products by the portfolio of intellectual property rights that best protect our proprietary system rather than any one particular patent or trade secret. Proprietary rights relating to our planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

Inventory Requirements and Product Return Rights

Our platelet and plasma disposable kits have received regulatory approval and certification for shelf lives ranging from 18 to 24 months. Our INTERCEPT Blood System for Cryoprecipitation has received regulatory approval and certification for a shelf life of 12 months. Although we have regulatory approval and certification for our products in most regions for up to a 24 month shelf life, the FDA has limited our platelet product to an 18-month shelf life. Illuminators and replacement parts do not have regulated expiration dates. We own raw materials, work-in-process inventory for certain components of INTERCEPT disposable kits, finished INTERCEPT disposable kits, illuminators, and certain replacement parts for our illuminators. Our supply chain for certain of these finished goods and separately, components, held as work-in-process on our consolidated balance sheets, may potentially take over one year to sell or complete production before being utilized in finished disposable kits or illuminators. We maintain inventory based on our current and future sales projections, and at each reporting period, we evaluate whether our work-in-process inventory would be used for production within the next 12-month period and evaluate our finished units in order to sell to existing and prospective customers within the next 12-month period. It is not customary for our turnover cycle for finished inventory to exceed twelve months. Instead, we use our best judgment to factor in lead times for the production of our finished units to meet our current demands. Occasionally, we make last-time-buys of certain components or raw materials when such components or raw materials are considered at risk of being discontinued which allows us to ensure continuity of production and sufficient time to develop or identify, qualify and secure alternate raw materials or components. Inventory is recorded at the lower of cost, determined on a first in, first out basis, or market value. We use judgment to analyze and determine if the composition of our inventory is obsolete, slow-moving, or unsalable and frequently review such determinations. We rely on our direct sales team and distributors to provide accurate forecasts of sales in their territory. If our forecasts or those of our distributors are inaccurate, we could face backlog situations or conversely, may produce and carry an abundance of inventory that would consume cash faster than we have currently planned. Generally, we write-down specifically identified unusable, expired, obsolete, slow-moving, or known unsalable inventory that has no alternative use to net realizable value in the period that it is first recognized, by using a number of factors, including product expiration dates, open and unfulfilled orders, and forecasted demands. Any write-down of our inventory to net realizable value establishes a new cost basis that will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent fiscal periods.

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

Research and Development Expenses

A significant portion of our operating expenses is related to research and development, and we intend to maintain a balanced yet strong commitment to our research and development efforts. As we look ahead, we anticipate that maintaining compliance with regulatory requirements and obtaining potential PMA supplements for the platelet and plasma systems or post market approval requirements will require substantial continued investment in research and development activities, as will our ongoing clinical, development and chemistry manufacturing and control, or CMC, work for our red blood cell system in Europe as well as our lyophilized IFC development initiative in collaboration with the DoD. In the U.S., we expect to incur research and development expenses associated with pursuing a new PMA for both the platelet and plasma systems for use with the new LED-based illuminator and licensure of the red blood cell system including completion of the RedeS study, an additional Phase 3 clinical trial including chronic anemia subjects, in vitro studies, and other activities necessary to pursue FDA approval of our red blood cell system. To the extent available, many of the U.S. red blood cell activities may be reimbursed by BARDA, though no guarantee can be made that our progress will be satisfactory to BARDA or that funds will be available to either BARDA or us. Our ability to receive funding under our contract with DoD for the development of pathogen reduced, lyophilized cryoprecipitate is based on achievement of milestones which cannot be guaranteed. If we are unable to achieve any of those milestones, funding may be limited, delayed, less than expected, or non-existent for that particular milestone, which in all cases would negatively impact our cash flows and financial results. In addition, we plan to continue spending on new product development and enhancements to our illumination device and next generation of our INTERCEPT Blood System kits, which may increase research and development expenses. See Note 2 in the Notes to Consolidated Financial Statements under “Financial Statement Schedules—Financial Statements” of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for the years ended December 31, 2025, 2024 and 2023.

Government Regulation

We and our products are comprehensively regulated in the U.S. by the FDA and by comparable governmental authorities in other jurisdictions.

We initially received a CE Certificate of Conformity in accordance with the MDD for our platelet system and separately for our plasma system in 2002 and 2006.

In December 2023, we received CE Certificates of Conformity in accordance with the MDR to affix the CE Mark to our platelet and plasma systems. We must receive a separate CE Certificate of Conformity in accordance with the MDR for the red blood cell system and affix the related CE Mark to permit the product to be sold in the European Union and in other countries recognizing the CE Mark. We filed our MDR application for the red blood cell system under the MDR in June 2021. In October 2024, we announced that TÜV-SÜD, in consultation with CBG, reviewed information regarding the medicinal product or active pharmaceutical ingredient of our MDR application and concluded that the data provided were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without successful completion of the conformity assessment and issuance of a CE Certificate of Conformity. In collaboration with TÜV-SÜD, we developed a plan for resubmission of our application and identified a new Competent Authority. We revised our MDR application to address the questions raised by CBG and submitted a new MDR application for the red blood cell system to TÜV-SÜD. In July 2025, we announced that TÜV-SÜD completed their clinical assessment of our new MDR application and transferred information regarding the API to the identified competent authority, SÚKL. After discussions with TÜV-SÜD, we decided to transfer the review of the API from SÚKL to ANSM. We cannot predict if or when a decision concerning certification would occur. In addition, France, Switzerland, Germany, and Austria require separate approvals for INTERCEPT-treated blood products.

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

As a condition to the FDA approval of the platelet system, we were required to conduct two post-approval studies of the platelet system studies - a haemovigilance study to evaluate the incidence of acute lung injury following transfusion of INTERCEPT-treated platelets; and a recovery study of platelets treated with the platelet system. The haemovigilance study was completed, met its endpoint, and results were published in a peer-reviewed journal. We have also completed the recovery and survival study of the platelet system and have submitted the data to the FDA. In addition to these studies, the FDA has also required us to perform many studies to support changes to our products and to commit to perform other lengthy post-marketing studies, for which we will have to expend significant additional resources. In addition, there is a risk that post-approval studies will show results inconsistent with our previous studies.

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

We are also required to report certain adverse events and production problems, if any, to the FDA, competent authorities of the EU Member States and Notified Bodies, and foreign regulatory authorities, when applicable, and FDA, competent authorities of the EU Member States, or other foreign regulatory authorities may require us to recall products as a result of adverse events or production problems. Additionally, we are required to comply with requirements concerning advertising and promotion for our products. For example, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, uses. If the FDA, competent authorities of the EU Member States, or other foreign regulatory authorities determine that our promotional materials or training constitute promotion of an off-label use, they could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state, competent authorities of the EU Member States, or foreign authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, or a violation or any other federal, state, or foreign law that applies to us, such as laws prohibiting false claims for reimbursement. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA, competent authorities of the EU Member States, or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. We are also subject to other broadly applicable fraud and abuse and other healthcare laws and regulations, including anti-kickback, health care professional payment transparency, and health information privacy and security laws, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market and distribute our products. Any enforcement action brought by a federal, state or foreign authority could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement. In addition, our reputation could be damaged and adoption of the products could be impaired. Further discussion of the health care laws and regulations that may affect us can be found in “Item 1A—Risk Factors” of this Annual Report on Form 10-K, under the risk factor titled: “We are subject to federal, state and foreign laws governing our business practices which, if violated, could result in substantial penalties and harm our reputation and business.”

CBER is the center within the FDA principally responsible for regulating the INTERCEPT Blood System. In addition to regulating our blood safety products, CBER also regulates the blood collection centers and would regulate any blood products that they prepare using the INTERCEPT Blood System. Many U.S.-based blood centers have completed and obtained site-specific licenses from CBER that allows them to make INTERCEPT-treated blood products available to their interstate hospital customers. Any significant product change that we make may require amendments or supplements to those site-specific licenses that could limit availability of INTERCEPT-treated blood products until the amendment or supplement is approved. Additionally, hospital customers that purchase INTERCEPT-treated blood products may need to go through the administrative process of generating internal tracking codes to integrate INTERCEPT-treated products into their inventories or may need to amend or adjust those codes in connection with a significant product change that we make, which may adversely impact our ability to sell products in the U.S. Increasingly, the competent authorities of other countries are also developing equivalent rules and obligations.

We supply the INTERCEPT Blood System for Cryoprecipitation to select blood centers that manufacture IFC for us. We also sell the finished IFC made by our manufacturing blood center partners directly to hospitals and in some cases, other blood centers. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete their process validations and obtain site-specific licenses from CBER before they can sell finished IFC to hospital customers outside of the states producing IFC. While all of the blood centers that were manufacturing partners for us have received a BLA from CBER, we plan to continue working with additional U.S.-based blood centers that are onboarding and producing IFC to support their licensure applications and any delay in obtaining these licenses would adversely impact the nationwide availability of finished IFC in the U.S. Furthermore, most of our agreements with blood center manufacturing partners do not contain minimum production requirements. If our blood center manufacturing partners do not produce sufficient quantities of IFC, or at all, our commercialization efforts may be negatively impacted. In addition, we have entered into certain agreements with blood centers and blood center affiliate organizations to sell the INTERCEPT Blood System for Cryoprecipitation kits which will allow those blood centers and blood center affiliate organizations to produce finished IFC for their own sales efforts to hospitals. We have experienced an acceleration in IFC kit sales to blood centers and a shift away from direct sales to hospitals. We expect this trend to continue and our IFC sales will predominately be kit sales to blood centers.

We believe that in deciding whether the INTERCEPT Blood System is safe and effective regulatory authorities have taken, and are expected to take, into account whether it adversely affects the therapeutic efficacy of blood components as compared to the therapeutic efficacy of blood components not treated with INTERCEPT. Data from human clinical studies must demonstrate the safety of treated blood components and their therapeutic comparability to untreated blood components. In addition, regulatory authorities will weigh INTERCEPT’s safety, including potential toxicities of the inactivation compounds, and other risks against the benefits of using the system in a blood supply that has become safer. We have conducted many toxicology studies designed to demonstrate the INTERCEPT Blood System’s safety. There can be no assurance that regulatory authorities will not require further toxicology or other studies of our products. As an example, a consultation of additional substances contained within the INTERCEPT RBC Processing Set (Processing Solution and SAG-M Storage Solution) was required and ultimately determined to not support licensure of our MDR application. Should we be required to generate data for these ancillary solutions, an eventual issuance of a CE Certificate of Conformity to permit the affixing of the CE Mark may be delayed or not be received at all. Based on discussions with the FDA and European Union regulatory authorities, we believe that data only from laboratory and animal studies, not data from human clinical studies, will be required to demonstrate the system’s efficacy in reducing pathogens. In light of these criteria, our clinical trial programs for the INTERCEPT Blood System consist of studies that differ from typical Phase 1, Phase 2 and Phase 3 clinical studies.

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

We are and may become subject to diverse laws and regulations relating to data privacy and security as a result of our employee data or other personal information that we may collect. In addition, personal data collected as part of any clinical trials, other testing, or other business activities, is and may become subject to additional regulatory obligations. This includes, for example, in the U.S., the California Consumer Privacy Act of 2018, or CCPA, in the European Economic Area, or EEA, the EU General Data Protection Regulation, or GDPR (Regulation 2016/679) and the related national rules of the individual EEA countries, and in the United Kingdom, or UK, the UK GDPR. New privacy rules are being enacted in the U.S. and globally, and existing ones are being expanded, updated and strengthened. Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

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

Since its enactment, there have been amendments and judicial and Congressional challenges to numerous provisions of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

In addition, there has been heightened governmental scrutiny to control the rising cost of healthcare. For example, such scrutiny has resulted in several recent congressional inquiries, presidential executive orders, and federal and state legislative activity designed to, among other things, bring more transparency to pricing and reform government program reimbursement methodologies for pharmaceutical products. The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. Recent actions, for example, include directing agencies to reduce agency workforce and cut programs. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan” to lower government subsidies to private insurance companies and increase healthcare price transparency, among other things. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. We expect that additional state, federal, and foreign healthcare reform measures will be adopted in the future.

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

Human Capital

As of December 31, 2025, we had 275 employees company-wide.

Below is demographic information about our current employee base as of December 31, 2025.

Cerus Employees	2025
Salaried workforce	260
Managers and above	71
Part-time employees	14
Average age	46.5 years
Average length of service in years	7.4 years
Employee turnover rate December 31, 2024 to 2025 (voluntary)	5.89%

Our employees are a key factor in our ability to serve our customers and achieve our mission to establish INTERCEPT as the standard of care for transfused blood components globally and to enable our customers to do everything in their power to deliver safe and effective blood products to patients. The ability to hire and retain highly skilled professionals remains key to our success in the marketplace. To attract, maintain and motivate our employees, we offer a challenging work environment, ongoing skills development initiatives, attractive career advancement opportunities, and a culture that rewards entrepreneurial initiative and execution. Our guiding principles of integrity, perseverance, scientific rigor, and urgency are core to who we are and serve as the foundation of our values. Our guiding principles set the tone for how we work together and provide a framework for giving feedback. Service is at the core of our business and our interactions with one another.

Compensation and Benefits

We strive to provide pay, benefits, and services that are competitive with local markets and create incentives to attract and retain employees across the globe. Our compensation package includes market-competitive pay, broad-based stock grants and bonuses, health care and retirement benefits, paid time off, paid parental leave, tuition reimbursement, among others.

Cerus encourages employees to become involved in their community by volunteering for activities that enhance and serve the communities in which they live and work. Our employees receive a Volunteer Paid Time Off Program allowing employees to get paid for volunteering at a charity of their choice. We also partnered with LinkedIn to provide unlimited access to LinkedIn Learning, a robust online training platform providing employees with continuous learning opportunities. We have implemented learning paths within the LinkedIn Learning platform, to drive more specialized and focused development for all employees.

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
•
support blood center manufacturing partners in obtaining BLAs for the sale of INTERCEPT-treated products into interstate commerce;
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

If customers experience operational or technical problems with the use of INTERCEPT Blood System products, market acceptance may be reduced or delayed. For example, if adverse events arise from incomplete reduction of pathogens, improper processing or user error, or if testing of INTERCEPT-treated blood samples fails to reliably confirm pathogen reduction, whether or not directly attributable to the INTERCEPT Blood System, customers may refrain from purchasing our products. We have learned of instances where, following treatment with INTERCEPT, mishandling of the treated blood components has introduced environmental bacterium. We must help our blood center customers to remain vigilant or increase their vigilance in adopting best practices regarding blood component handling. Failure to adequately address this risk may call into question the efficacy of using pathogen reduction. We must report safety events to regulatory authorities, regardless of the imputability of our products.

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

The market for the INTERCEPT Blood System is highly concentrated with few customers, including often-dominant regional or national blood collection entities. Failure to effectively market, promote, distribute, price or sell our products to any of these customers could significantly delay or even diminish potential product revenue in those geographies. Moreover, the market for pathogen reduction systems in the U.S. is highly concentrated and dominated by a small number of blood collection organizations. In the U.S., the American Red Cross represents the largest single portion of the blood collection market. Our ability to achieve and maintain significant market penetration in the U.S. is largely dependent on utilization of INTERCEPT and distribution of INTERCEPT-treated blood components by the American Red Cross. The American Red Cross is a large organization. Given the large relative size of the American Red Cross, our resources may be inadequate to fulfill the American Red Cross’ and other customers’ demands, which could result in a loss of product revenues or customer contracts, or both. We understand that the American Red Cross has competing priorities which are currently preventing them from producing IFC for their own accounts. Until the American Red Cross can produce IFC for their own accounts, they will be dependent on us or other blood centers to supply IFC for sale to their accounts and our ability to source and produce sufficient IFC for the American Red Cross is limited and may not be cost effective. Furthermore, should the American Red Cross order our products on an inconsistent basis, either by increasing or reducing overall utilization of the INTERCEPT Blood System or by building or depleting inventory levels they hold, our results of operations will be difficult to predict and may fall short of investor expectations. The American Red Cross or other customers may impose business continuity requirements or Environmental, Social and Governance requirements to its suppliers. Should the American Red Cross or other customers impose such requirements to our business, we may be unable to satisfy the requirements without significant disruption to our operations and incurrence of costs, if at all.

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

While we have entered into agreements with Établissement Français du Sang, or EFS, to supply illuminators, platelet and plasma disposable kits, maintenance services for illuminators and ancillary pooling sets to EFS, we cannot provide any assurance that the national deployment of the platelet system in France will be sustainable or that we will be able to secure any contracts subsequent to our existing contract extensions with EFS. If we are unable to continue to successfully support EFS’ national adoption of the platelet system, EFS’ use of the plasma system, our business, results of operations and financial condition may be adversely impacted. Our contracts with EFS do not contain purchase volume commitments and as such, it is challenging to forecast with precision the purchase levels and product demand and fulfill EFS’ orders. Furthermore, EFS contracts are entered into as part of a public procurement process and generally extend for multiple years with little ability to adjust pricing. Our operating margins may be negatively impacted should inflation rise faster than our contracted pricing. In addition, we understand that EFS is inspecting and testing samples of each lot that it purchases from us prior to accepting the products shipped to fulfill orders. We have little insight into the time to test, testing conditions or ultimate results. Other customers may require similar conditions of purchase. Testing may have a negative impact on our ability to recognize product revenue either due to the time it takes to test and approve the release of a shipment or if the customer experiences problems with testing or if testing results are outside of the customer acceptance criteria.

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

Successfully commercializing our products in the U.S. has taken a significant amount of time and has required us to continue to invest in commercialization efforts to build and maintain relationships, additional routine-use data and trust from the industry. We continue to need to attract, retain, train and support sales, marketing and scientific and hospital affairs personnel and other commercial talent. Our hospital affairs professionals may be ineffective in educating hospitals and physicians on our products, clinical trial history and publications. Hospital affairs professionals are highly educated and trained professionals and the hiring and employment market for hospital affairs professionals is highly competitive. We may be unable to develop and maintain adequate and/or effective hospital affairs, sales and marketing capabilities for the U.S. market and we also may not be able to devote sufficient effective resources to the advertising, promotion and sales efforts for the platelet, plasma or cryoprecipitation systems in the U.S. In any event, if we are unable to develop and maintain an effective and qualified U.S. based commercial organization, we may fail to realize the full sales potential of our commercial products in the U.S. which would materially and adversely affect our business, financial condition, results of operations and growth prospects.

We have very limited experience selling directly to hospitals or expertise complying with regulations governing finished biologics, and our inability to successfully commercialize the INTERCEPT Blood System for cryoprecipitation in the U.S. would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have very limited experience selling directly to hospitals nor do we have prior experience or expertise complying with regulations governing finished biologics. Contracting with individual hospitals is time consuming and is often a protracted and bespoke process. Our blood center customers may view the sale of biologics directly to hospitals as a competitive threat, which may adversely affect our customer relationships, could negatively impact our business prospects and could result in loss of business and revenue. As such, we have begun to sell the disposable kits directly to blood centers for the manufacture of IFC for their own account or for hospitals with whom they already have contracts in place. As a result, we may be directly competing with these blood centers for the sale of IFC. These blood centers have more experience and existing contracts with hospitals and may be able to offer synergies that we cannot, each of which may negatively impact our ability to compete successfully.

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

If we are unable to successfully market IFC to hospitals, our ability to monetize and deliver IFC will be negatively impacted which would materially and adversely affect our business, financial condition, results of operations and growth prospects. In addition, we may never achieve market acceptance and adoption of IFC by U.S. hospitals to generate product revenue sufficient to cover its costs.

We may be liable and we may need to withdraw our products from the market if our products harm people. We may be liable if an accident occurs in our controlled use of hazardous materials. Our insurance coverage may be inadequate to offset losses we may incur.

We are exposed to potential liability risks inherent in the testing and marketing of medical devices and biologic products. We may be liable if any of our products cause injury, illness or death. Although we complete preclinical and clinical safety testing prior to marketing our products, there may be harmful effects caused by our products that we are unable to identify in preclinical or clinical testing. In particular, unforeseen rare reactions or adverse side effects related to long-term use of our products may not be observed until the products are in widespread commercial use. Because of the limited duration and number of patients receiving blood components treated with the INTERCEPT Blood System products in clinical trials, it is possible that harmful effects of our products not observed in preclinical and clinical testing could be discovered after a marketing approval, or CE Certificate of Conformity has been received or after affixing the CE Mark to our products. For example, in cases where we have obtained regulatory approval or have affixed the CE Mark to our products, we have demonstrated pathogen reduction to specified levels based on well-established tests. However, there is no way to determine, after treatment by our products, whether our products have completely inactivated all of the pathogens that may be present in blood components. In addition, even if our products inactivate all pathogens in a blood product, it is often difficult to determine if pathogens are introduced after treatment with INTERCEPT due to blood center or hospital mishandling, shipping or other possibilities. For example, we have learned of instances where, following treatment with INTERCEPT, mishandling of the treated blood components has introduced environmental bacterium. We must help our blood center customers to remain vigilant or increase their vigilance in adopting best practices regarding blood component handling. Failure to adequately address this risk may call into question the efficacy of using pathogen reduction. There is also no way to determine whether any residual amount of a pathogen remains in the blood component treated by our products and there is no way to exclude that such residual amount would be enough to cause disease in the transfused patient or was a result of a potential defect or lack of efficacy of our products. We could be subject to a claim from a patient that tests positive, even though that patient did not contract a disease. We must report safety events to regulatory authorities, regardless of the imputability of our products. In addition, should personnel at clinical study sites or ultimately, potential customers, be harmed by amustaline, or believe they have been or could be harmed by amustaline, our insurance coverage may be insufficient to provide coverage for any related potential liabilities. Amustaline is considered a potent chemical and is the active compound of our red blood cell system.

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

In addition, while we believe that IFC has many advantages over competitors, traditional cryoprecipitate and fibrinogen concentrates are well established within hospital use. Even if we are able to generate compelling data regarding the use of IFC over other products or traditional cryoprecipitate, hospitals may not perceive the advantage of IFC over the competing products and we may be ineffective in selling biological agents directly to hospitals or be unable to demonstrate the economic or patient advantages to customers relative to the competitors. Further, competitors may have more experience marketing and selling products directly to hospitals and may try to impede the marketability of our products. If additional BLAs are delayed or are never issued to blood centers producing IFC, there may not be production capacity to supply demand, especially in states outside of the home states of blood centers producing IFC. If blood centers that adopt IFC experience delays in obtaining BLAs or are never issued BLAs, our operating results may be negatively impacted. A byproduct of producing IFC is pathogen reduced cryoprecipitate poor plasma. If we are unable to find a commercial outlet for pathogen reduced cryoprecipitate poor plasma, we will continue to incur costs to discard the byproduct or be required to offset the economic impact to blood centers, which will continue to negatively impact our operating results.

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

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses, known as triple dose collections. While we have trained many customers to break down such donations to volumes and doses compatible with our products other prospective customers may not want to modify their operating practices and may therefore choose alternative compliant practices. In order to enable these customers to treat triple dose collections, we would need to develop future configurations of the platelet system, which is not in our current business plan. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. Some blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for the use of INTERCEPT in a manner compatible with triple dose collections, and random donor platelets, we would need to perform additional product development and testing, including the possibility of additional clinical trials. We may also need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Unless and until we decide to pursue and potentially obtain approval of these additional product configurations, we will not be able to fully address those portions of the market, which will continue to limit our product revenue. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. While we are seeking to generate acceptable data for Amicus collected platelets stored in 100% plasma and Trima in PAS, we cannot provide assurance that the data will be acceptable to the FDA or that we will receive timely approval, if ever. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product.

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

The red blood cell system has not been approved for marketing or commercialization anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary CE Certificate of Conformity and other regulatory approvals for the product or any future iterations or changes to the product. In this regard, in October 2024, we announced that CBG reviewed the medicinal product or active pharmaceutical ingredient data of our MDR application for conformity assessment and a CE Certificate of Conformity to affix a CE Mark to our red blood cell system and concluded that the data included in the module were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without successful completion of the conformity assessment and issuance of a CE Certificate of Conformity. In collaboration with TÜV-SÜD, our Notified Body for the red blood cell system, we developed a plan for resubmission of our application and identified a new Competent Authority. We revised our MDR application to address the questions raised by CBG and submitted a new MDR application for the red blood cell system to TÜV-SÜD. In July 2025, we announced that TÜV-SÜD completed their clinical assessment of our new MDR application and transferred information regarding the API to SÚKL. After discussions with TÜV-SÜD, we decided to transfer the review of the API from SÚKL to ANSM. We cannot predict if or when a decision concerning certification would occur. In addition, as a result of the resubmission of our MDR application, our product development costs will be ongoing. Moreover, regulators or Notified Bodies may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far for the red blood cell system does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In any event, any failure or further delays in completing the development activities for the red blood cell system would prevent or continue to delay its commercialization, which would materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system.

In some instances, we are relying on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials and development activities for the red blood cell system. We do not control these third parties and, as a result, they may not treat our activities as their highest priority, or in the manner in which we would prefer, which could result in delays, inefficient use of our resources and could distract personnel from other activities. Additionally, if we, our contract research organizations, other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory agencies or Notified Bodies may require us to perform additional clinical trials before delivering a CE Certificate of Conformity or approving the red blood cell system for commercialization. We cannot provide assurance that, upon inspection, regulatory agencies will determine that any of our clinical trials comply with good clinical practices. We must also demonstrate to the FDA an ability to define, test, and meet acceptable specifications for our current manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can initiate our planned modular PMA application submission to and seek regulatory approval of the red blood cell system from the FDA. This may require that we can demonstrate stability of our active compounds manufactured under the FDA’s cGMP regulations and similar requirements outside of the U.S. to meet release specifications. Our contracted manufacturer has had a history of failure in manufacturing the active compound of the red blood cell system. If we are unable to demonstrate an ability to manufacture according to our specifications under cGMP or similar requirements outside of the U.S. with acceptable stability data, we may be unable to satisfy regulatory questions and requirements which could prevent or delay the potential approval of or our ability to commercialize the red blood cell system. In addition, existing lots of these red blood cell compounds manufactured under cGMP may be dispositioned by regulators or ourselves as unsuitable for clinical use which would impact our ability to produce INTERCEPT-treated red blood cells for ongoing and future clinical trials and may require changes to the manufacturing process of our red blood cell compounds or new production of the compounds, all of which would be costly and time consuming and impact our ability to perform under our BARDA agreements.

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

In 2003, we terminated Phase 3 clinical trials evaluating a prior generation of the red blood cell system in acute and chronic anemia patients. The trials were terminated due to the detection of antibody reactivity to INTERCEPT-treated red blood cells in two patients in the 2003 chronic anemia trial. Although the antibody reactivity was not associated with any adverse events, we developed process changes designed to diminish the likelihood of antibody reactivity in red blood cells treated with our modified process. While we successfully completed the European Phase 3 acute anemia clinical trial and the European Phase 3 chronic anemia clinical trial, we cannot provide assurance that the adverse events observed in the terminated 2003 Phase 3 clinical trials of our earlier red blood cell system will not be observed in current and potential future clinical trials using our modified process. We also cannot provide assurance that patients receiving INTERCEPT-treated red blood cells will not develop allergic reactions to the transfusion.

We will need to successfully conduct and complete the ongoing RedeS study in the U.S. and continue to believe that we will also need to conduct and complete, and generate acceptable data from, an additional Phase 3 clinical trial including chronic anemia patients in the U.S., in vitro studies, and other necessary activities before the FDA will consider our red blood cell system for potential approval. There can be no assurance that we will be able to successfully complete the RedeS study or generate acceptable Phase 3 clinical data from chronic anemia patients in the U.S. While we previously anticipated that the completion of the RedeS study and the planned final PMA module submission would occur in the second half of 2026, we anticipate that additional clinical trial data will be required to supplement our two Phase 3 clinical trials, ReCePI and RedeS. Enrollment of the RedeS clinical trial was completed in 2025 and we anticipate completion of the trial in the second half of 2026. Discussion of the planned PMA module submissions with the FDA will not occur prior to the completion of the RedeS trial. Any delay on the planned final PMA module submission would potentially increase our development costs and delay the potential commercialization of the red blood cell system in the U.S. In any event, for our planned modular PMA application, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot provide assurance that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, if we are unable to generate the additional data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system. Moreover, if treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. To date, several S-303 antibody events without evidence of hemolysis have been detected in the RedeS and ReCePI studies. Though we have not seen any clinical significance to date, we have seen antibody formation to S-303 treated red blood cells, and we will need to continue to generate data related to S-303 treatment emergent antibodies. In addition, even though we reported positive topline results from the ReCePI study in the first quarter of 2024, this does not ensure that any other clinical trials of the red blood cell system will be successful, including the RedeS study, nor does it ensure that the data from the ReCePI study will be deemed supportive of regulatory approval by the FDA. In this regard, because non-clinical and clinical data are often susceptible to varying interpretations and analyses, regulatory authorities, including the FDA, may disagree with our interpretation of the data from any of our completed clinical or non-clinical trials and may require additional clinical testing and/or further analyses from completed clinical or non-clinical trials before we can obtain regulatory approval and begin commercialization of the red blood cell system, if at all, any of which could result in increased costs to us, limit our ability to generate revenue and adversely affect our commercial prospects.

We are also planning a prospective, open-label, controlled Phase 2 study designed to determine whether INTERCEPT RBC transfusions into patients with pre-existing antibodies to INTERCEPT RBCs will result in increased antibody titer indicative of a secondary immune response. Subjects will have samples drawn pre-transfusion and over 90-days post transfusion to detect responses to INTERCEPT RBC. Clinical evidence of hemolysis will be evaluated using routine laboratory testing. If treatment emergent antibody reactions associated with hemolysis are observed, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for conformity assessment and a CE Certificate of Conformity related to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. In October 2024, we announced that CBG, the Competent Authority for the red blood cell system, reviewed the medicinal product or active pharmaceutical ingredient data of our MDR application and concluded that the data included in the module were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without successful completion of the conformity assessment and issuance of a CE Certificate of Conformity. In collaboration with TÜV-SÜD, we developed a plan for resubmission of our application and identified a new Competent Authority. We revised our MDR application to address the questions raised by CBG and submitted a new MDR application for the red blood cell system to TÜV-SÜD. In July 2025, we announced that TÜV-SÜD completed their clinical assessment of our new MDR application and transferred information regarding the API to the identified competent authority, SÚKL. After discussions with TÜV-SÜD, we decided to transfer the review of the API from SÚKL to ANSM. We cannot predict if or when a decision concerning certification would occur. In addition, as a result of the resubmission of our MDR application, our product development costs will be ongoing. In any event, we do not know when, if ever, we will receive a CE Certificate of Conformity to affix the CE Mark to the red blood cell system. In addition, we do not yet know whether the data generated from our European Phase 3 clinical trials will be sufficient to support the new MDR application, even if limited to a target patient population having chronic anemia. We do not know if data from the ReCePI Phase 3 clinical trial will be accepted by TÜV-SÜD or whether such data would be supportive of expanding the target patient population beyond chronic anemia patients or whether such data will be accepted at all. In addition, the European Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals or certification in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval, certification and market acceptance will need to be resolved prior to the initiation of further clinical trials.

If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues, providing satisfactory data surrounding additional medicinal substances and classification of the medicinal product or active pharmaceutical ingredient, securing commercial manufacturing for sufficient volumes or if our manufacturers continue to fail to be able to produce sufficient volumes of the active ingredients or if we are unsuccessful in obtaining subsequent regulatory approvals or certification and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays, including those resulting from the failure to obtain a CE Certificate of Conformity following successful completion of our MDR application for the red blood cell system, can also materially impact our product development costs. When we experience delays in testing, conducting trials or approvals or certification, our product development costs will increase, which may exceed the budgets or timeframe under our BARDA agreements or which costs may otherwise not be reimbursable to us under the BARDA agreements. Even if we were to successfully complete and receive approval or certification for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Moreover, customers may not accept the manual configuration of the product and require us to develop a more operationally scalable version of the system which may not be successful. Currently, our contracts with BARDA contemplate development of a more operationally scalable version. If we are unable to access funds contemplated under our BARDA contracts for this purpose, for any reason, the development of a more operationally scalable version may require capital investment which may be beyond our means. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system, even if approved for commercial sale.

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

We have obtained a CE Certificate of Conformity based on the MDR for the INTERCEPT Blood System for platelets and plasma permitting the affixing of the CE mark. We or our customers have received approval for the sale and/or use of INTERCEPT-treated platelets and plasma within Europe in France, Switzerland, Germany and Austria. Switzerland has accepted to unilaterally recognize CE Marked medical devices. In addition, we or our customers may also be required to conduct additional testing in order to obtain regulatory approval in countries that do not recognize the CE Mark as being adequate for commercializing the INTERCEPT Blood System in those countries. The level of additional product testing varies by country, but could be expensive or take a long time to complete. In addition, regulatory agencies are able to withdraw or suspend previously issued approvals due to changes in regulatory law, our inability to maintain compliance with regulations or other factors. In some countries, including several in Europe, we or our customers may be required to perform additional clinical studies or submit manufacturing and marketing applications in order to obtain regulatory approval. If we or our customers are unable to obtain or maintain regulatory approvals for the use and sale or continued sale and use of INTERCEPT-treated platelets or plasma, market adoption of our products will be negatively affected and our business, financial condition, results of operations and growth prospects would be materially and adversely impacted.

The advertising and promotion of medical devices in the EU is subject to the MDR and national laws of EU Member States applying the MDR, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EU Member States governing the advertising and promotion of medical devices. EU Member State legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

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

We understand that we will be required to obtain new PMAs and certain other in-country approvals for our INTERCEPT Blood System for Platelets and for Plasma with our new LED-based illuminator. We are currently working with the FDA to understand the data requirements for those PMAs. If we are unable to generate the required data for new PMAs, use of INTERCEPT in the United States will be limited to continued use with the existing illuminator, of which we have a limited number of devices available for which we have a limited time that we can continue to support and maintain.

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

In order to be used in clinical studies or sold in the U.S., our products are required to be manufactured in FDA-approved facilities. If any of our suppliers fail to comply with FDA’s cGMP regulations or otherwise fail to maintain FDA approval, we may be required to identify an alternate supplier for our products or components. Our products are complex and difficult to manufacture. Finding alternate facilities and obtaining FDA approval for the manufacture of the INTERCEPT Blood System at such facilities would be costly and time-consuming and would negatively impact our ability to generate product revenue from the sale of our platelet, plasma or cryoprecipitation system in the U.S. and achieve operating profitability. Our red blood cell system also needs to be manufactured in FDA-approved facilities, several of which are not currently FDA-approved. Failure of our suppliers to meet cGMP regulations and failure to obtain or maintain FDA approval will negatively impact our ability to achieve FDA approval for our products or may require that we identify, qualify and contract with alternative suppliers, if they are available, which would be time consuming, costly and result in further approval delays. Similar requirements and considerations apply outside the U.S.

We, our third-party suppliers and third-party suppliers of products or components used by our customers in combination with our products are also required to comply with the cGMP and QSR requirements, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of products, all of which is costly and may require updating periodically. The FDA and other regulatory authorities, including international regulatory authorities and Notified Bodies, audit compliance with cGMP and QSR requirements, and comparable foreign requirements, through periodic announced and unannounced inspections of manufacturing and other facilities. These audits and inspections may be conducted at any time. The manufacturing facility which produces our platelet and plasma systems was recently audited by the FDA. While there were not objectionable conditions observed during the audit, the FDA or other regulatory authorities, including third country authorities and Notified Bodies, may inspect and audit facilities manufacturing our products or components or products and components of third-party suppliers used by our customers in combination with our products at any time. Complying with and resolving any audit findings may result in additional costs, changes to our manufacturers’ quality management systems or both. Failure to timely resolve and comply to audit findings, if any, may result in enforcement actions and may result in a disruption to the supply of our products or other products or components used by our customers in combination with our products. In any event, if we or our suppliers fail to adhere to cGMP and QSR requirements and comparable foreign requirements, have significant non-compliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA or other regulatory agency could take enforcement action against us, which could delay production of our products and may include:

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

We understand that we will be required to obtain new PMAs and certain other in-country approval for our INTERCEPT Blood System for Platelets and for Plasma with our new LED-based illuminator. We are currently working with the FDA to understand the data requirements for those PMAs. If we are unable to generate the required data for new PMAs, use of INTERCEPT in the United States will be limited to continued use with the existing illuminator, which we have a limited number of devices available and for which we have a limited time that we can continue to support and maintain.

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

In the ordinary course of business, we (and the third parties with whom we work) collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data.

Our data processing activities may subject us to numerous data privacy and security obligations under various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations, that affect, for example, our sales, marketing and other promotional activities.

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

Moreover, our business practices are also subject to regulation by national, regional, state and local agencies, including but not limited to the Department of Justice, Federal Trade Commission, the U.S. Department of Health and Human Services (“HHS”) Office of Inspector General and other regulatory bodies. For example, on November 29, 2022, we received a civil investigative demand, or the CID, from the U.S. Department of Justice Antitrust Division, or the Division, inquiring regarding contracting and information exchange practices related to our products and services. The Division closed its investigation on January 15, 2025 without initiating any claim or proceeding against us relating to these matters. We are currently and may again in the future become subject to similar investigations by other state or federal government agencies. If the outcome of investigations are unfavorable to us, it may result in changes to our business practices, fines, penalties or administrative sanctions against us, negative publicity and/or other negative actions that could materially harm our financial performance and results of operations, as well as our stock price. In addition, we incurred significant costs in connection with the CID, and we could incur significant costs in connection with potential future similar investigations, which could harm our ability to achieve our financial performance objectives.

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

The Medical Device Regulation includes a number of transitional provisions. Manufacturers of medical devices may only benefit from the transitional provisions if certain conditions are fulfilled. If we or our products fail to comply with the requirements of MDR, then our products may not be permitted to be sold in the EU or other jurisdictions that recognize CE Marking or CE Certificate of Conformity and our results of operations and financial projections would be adversely affected.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Many states have enacted laws regulating the collection, use and disclosure of personal information and requiring that companies implement reasonable data security measures. Laws in all states and U.S. territories also require businesses to notify affected individuals, governmental entities and/or credit reporting agencies of certain security breaches affecting personal information. These laws are not consistent, and compliance with them in the event of a widespread data breach is complex and costly.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. For example, the California Consumer Privacy Act of 2018, or CCPA, gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive details about how their personal information is used and shared. The CCPA also prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations and creates a private right of action for certain data breaches. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. We are or may become subject to new, additional, different or changed data privacy laws, at the state or other levels of government, and correspondingly the risk of enforcement action against us could increase because we have or may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

In the EEA, the General Data Protection Regulation, or EU GDPR, and in the UK the United Kingdom’s implementation of the EU GDPR, the UK GDPR, which are wide-ranging in scope, impose detailed requirements, for example, in relation to the control over personal data by individuals to whom the personal data relates, the information that we must provide to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification, the legal bases for processing personal data, the exceptions that allow us to process special categories of personal data and the use of third-party processors in connection with the processing of personal data. The EU GDPR and UK GDPR also imposes strict rules on the transfer of personal data out of the EEA and United Kingdom respectively, and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to 20 million euros under the EU GDPR, 17.5 million pound sterling under the UK GDPR, or in each case, 4% of the annual global revenues of the non-compliant company, whichever is greater. In addition, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized by law to represent their interests.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. If we are unable to implement sufficient safeguards to ensure that our transfers of personal information from the EEA or the UK are lawful, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal information from the EEA or the UK.

Regulators in the United States are also increasingly scrutinizing certain data transfers and have and may further impose data localization requirements or restrictions on cross-border data transfers. For example, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted and impacts our ability to transfer data in connection with certain transactions or agreements

The CCPA and similar laws in other states, the EU GDPR, the UK GDPR and other international privacy laws have increased our responsibility and potential liability in relation to personal data that we process, including in clinical trials and employee data, and we may be required to put in place additional mechanisms to ensure compliance with these laws, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with such laws, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local courts and data protection authorities may have different interpretations of applicable law, leading to potential inconsistencies in application of these laws. In addition to data privacy and security laws, we have contractual obligations related to privacy and security.

Complying with our obligations under applicable privacy or security laws, regulations, amendments to or re-interpretations of existing laws and regulations, contracts, and other requirements has in the past and may in the future require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict or otherwise impact our business operations. Any failure or perceived failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us or by the third parties with whom we work to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in governmental enforcement actions (including investigations), private litigation, fines, audits, inspections, and other penalties (both civil and criminal), as well as adverse publicity, additional reporting requirements and/or oversight, bans on processing personal data and orders to destroy or not use personal data. Any of these events could have an adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; or substantial changes to our business model or operations. In addition, new regulations, legislative actions or changes in interpretation of existing laws or regulations regarding data privacy and security (together with applicable industry standards) have in the past and may in the future increase our costs of doing business. Our personnel use generative artificial intelligence (“AI”) and related technologies to perform their work, and the disclosure and use of personal data in connection with AI technologies is or may become subject to various privacy laws and other obligations. Governments have passed and are likely to pass additional laws and regulations relating to AI technologies. Use of such technologies by us (and by the third parties with whom we work) could result in additional compliance costs, regulatory investigations/actions, and lawsuits. If we are unable to use AI technologies, it could make our business less efficient and result in competitive disadvantages.

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

Federal and state governments in the U.S. have enacted legislation to overhaul the nation’s healthcare system. Certain measures also involve increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, continues to significantly impact the health care industry.

There have been amendments and executive, judicial and Congressional challenges to numerous provisions of the ACA. On July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

Further, there has been heightened governmental scrutiny in the U.S. to control the rising cost of healthcare. The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. Recent actions, for example, include directing agencies to reduce agency workforce and cut programs. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan” to lower government subsidies to private insurance companies and increase healthcare price transparency, among other things. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations.

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

In addition, in July 2024, Regulation (EU) 2024/1860 entered into application. The Regulation imposes new manufacturer obligations, including mandatory pre-notification of supply interruptions starting January 10, 2025. In addition, the Regulation introduces the gradual rollout of EUDAMED, the EU’s central database for medical devices and diagnostics. Starting from May 28, 2026, the use of the first four modules will become mandatory - actor registration, UDI/Devices registration, notified bodies and certificates, and Market Surveillance. The evolving nature of the EU regulatory environment, including the introduction of these EUDAMED obligations, creates uncertainty for our business, and additional amendments or guidance could further increase compliance burden and may require us to invest in additional systems, process or personnel, which will increase our costs of doing business.

Moreover, in the EU some EU Member states may, after a medical device is CE marked, require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. On January 12, 2025, Regulation No 2021/2282 entered into application through a phased implementation. Select high-risk medical devices came into scope in 2026. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, and establishes the framework for EU level joint clinical assessments and increased cooperation among Member States on clinical aspects of health technology evaluation. Individual EEA countries will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If the conclusion of these assessments are negative, or compare our products unfavorably with competing products, this may impact our pricing and reimbursement status. If we are unable to obtain or maintain favorable pricing and reimbursement status in EU Member States for our medical devices or medical devices that we may successfully develop and for which we may obtain certification, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system in the United States will come from our agreements with BARDA. The original agreement that we entered into in 2016, or the 2016 Agreement, including its subsequent modifications, provides for reimbursement of certain expenses incurred by us for up to approximately $270.2 million to support the development of the red blood cell system. However, the 2016 Agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the 2016

Agreement and the potential exercise of subsequent option periods. To date, BARDA has exercised approximately $185.5 million under the base period of the 2016 Agreement and associated options. BARDA will no longer exercise any of the remaining options under the 2016 BARDA Agreement. In September 2024, we entered into a new agreement with BARDA, the 2024 Agreement, which includes potential funding of up to approximately $188.4 million under a base period and subsequent option periods, similar to the 2016 Agreement. Our ability to add options and reimbursement to cover new activities or to access the full amount available under the 2024 Agreement is dependent on our success in completing required tasks under the base period and each option period, if and to the extent any option periods are exercised by BARDA, which it may do or not do in its sole discretion. In addition, BARDA is entitled to terminate either of our BARDA agreements for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. BARDA is also not obligated to fund any additional activities that may be required to meet licensure requirements. We understand that the 2016 Agreement with BARDA will expire in 2026 and the 2024 Agreement with BARDA will expire in 2030. Under both BARDA agreements, activities covered under the base period and exercised option periods may ultimately take longer than is allowed or cost more than is covered by the respective BARDA agreements, and if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. In addition, should there be a temporary funding shortfall with any of the activities contemplated, we may need to cease, delay or defer completion of the activities until the funding shortfall is resolved, if ever. For example, we know that certain options are expected to run out of approved amounts under the 2016 Agreement in the near-term. We are uncertain how future U.S. government budgets, executive actions, and debt ceiling negotiations will affect BARDA funding, nor are we certain how future U.S. government shutdowns will affect BARDA funding. We have hired and maintain staffing, as well as having entered into agreements with third parties to perform activities associated with our BARDA agreements. Should we be unable to fully utilize the personnel or third parties as planned, either because of BARDA funding or time limitations, or other reasons, we may be forced to bear costs that we had anticipated would be covered under our BARDA agreements. Moreover, the continuation of our BARDA agreements depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate our agreements should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. Our ability to meet the expectations of BARDA under our agreements is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreements. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreements, our ability to meet the anticipated milestones may be impaired.

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

In February 2021, we entered into an Equity Joint Venture Contract with Shandong Zhongbaokang Medical Implements Co., Ltd., or ZBK, to establish Cerus Zhongbaokang (Shandong) Biomedical Co., LTD., or the JV, for the purpose of developing, obtaining regulatory approval for, and eventual manufacturing and commercialization of the INTERCEPT blood system for platelets and red blood cells in the People’s Republic of China. We own 51% of equity in the JV and consolidate the JV. The JV will need to obtain regulatory approval for the INTERCEPT Blood System for Platelets and Red Blood Cells before it can begin commercializing in China. To provide the best chance of regulatory approval and ultimate market adoption, the JV has decided to generate a body of data using the illuminator and platelet system from Chinese native donors using Chinese collection practices. In order to obtain that regulatory approval, the JV may need to run additional clinical or in vitro studies in China. We cannot provide assurance that the JV will be successful in completing such studies, meeting study endpoints, or be successful in meeting any other requirements or that it will ever receive regulatory approval. If the JV is unable to obtain regulatory approval to sell INTERCEPT in China, our ability to grow our business and achieve significant revenues in China will be negatively impacted. We may be unable to realize a return on any investment in the JV or we may not be able to monetize any profit or otherwise generate meaningful value from our ownership of the JV.

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

We have purchased a last time build of our first generation illuminator due to obsolescence of certain components. As a result, we will not be able to continue manufacturing the first generation illuminator. We have developed a new illuminator which, though we have received a CE Certificate of Conformity under the MDR and affixed the CE Mark, may take an extended period of time to obtain wide-spread regulatory approval in regions that do not recognize the CE Mark. Novel product launches are susceptible to unknown risks and failures identified after they are commercially launched. Should we be unable to timely, cost effectively or sufficiently resolve any known or to be identified issues with new products, including the new LED-based illuminator, our market uptake may be impaired and we would need to service accounts with the first generation illuminator. Until such time as we obtain wide-spread approval for the new LED-based illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. We may seek to obtain regulatory approval in certain geographies with the current model illuminator prior to the new model illuminator becoming available. Should regulators require cybersecurity safeguards of the current model illuminator, we may be unable to satisfy such requirements. We anticipate that we will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. We and our customers rely on the availability of spare parts and replacement components to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts or replace components during the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. We understand that components used in the currently approved illuminator design are no longer commercially available beyond what we have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As components become unavailable or obsolete, we may be required to identify and qualify replacement components for the current model illuminator and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, software bugs or performance issues, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so.

We have signed an agreement with a supplier to produce the new LED-based illuminator. Some of the new components require long order lead times and have required that we procure the components in advance of receiving regulatory approval in order to satisfy demand for our products. While we have received a CE Certificate of Conformity under the MDR and affixed the CE Mark to the new LED-based illuminator, until we obtain additional regulatory approvals, sales of illuminators will be limited to the quantity of the current model illuminator that we have on hand in regions that do not recognize the CE Mark. Furthermore, our ability to maintain the existing installed base of current model of illuminators is limited, in some cases, to the existing stockpiled components that we have on hand and our ability to calibrate light dose on such illuminators is limited to maintaining the bulbs required to operate a calibration station and external radiometers. Any failure to, or delays in, receiving regulatory approvals for the new LED-based illuminator, or increased costs associated with mitigating any such delays, could materially and adversely affect our business, financial condition, results of operations and growth prospects and impair our sales and ability to penetrate new markets. Our inability to efficiently and timely convert the existing illuminators in the field to the new illuminator, could negatively impact our ability to maintain the existing installed base.

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

Moreover, the inclusion of components manufactured by new suppliers or by alternate sites within our current network of suppliers could require us to seek new or updated approvals from regulatory authorities, which could result in delays in product delivery. We may not receive any such required regulatory approvals. We cannot provide assurance that any amendments to existing manufacturing agreements or any new manufacturing agreements that we may enter into will contain terms more favorable to us than those that we currently have with our manufacturers. Many of the existing agreements we have with suppliers contain provisions that we have been operating under for an extended period of time, including pricing. Should we enter into agreements or amend agreements with any manufacturer with less favorable terms, including pricing, our results of operations may be impacted, our recourse against such manufacturers may be limited, and the quality of our products may be impacted. Furthermore, we do not have experience working with partners that are producing our products in multiple sites globally. Should we need to oversee our manufacturers producing components or finished goods for our products in multiple global plants, we may be unsuccessful in providing an adequate level of oversight, may be unable to manage the complexity of such operations, including quality, incur additional costs in managing the global supply chain including capital investments in those plants or become less efficient with our use of cash and working capital.

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

Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. While our net losses have recently narrowed, at our expected and guided sales levels of the platelet, plasma and cryoprecipitation systems, and of IFC, our costs to manufacture, distribute, market, and sell our products, support the systems and develop new products may be in excess of our revenue. In particular, it is expensive and time consuming to continually address ever-changing regulatory requirements whether those changes are due to changes in the requirements or changes in our products to expand or maintain our products’ label claims. Furthermore, the cost of complying with increased oversight and changing requirements under U.S. GAAP, the SEC and PCAOB and other administrative regulators may be unsustainable or increase faster than the anticipated revenue growth. In addition, we expect to incur additional research and development costs associated with inflationary pressures on labor and study costs, the development of different configurations of existing product candidates and products and our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies or registry studies we are and may be required to conduct in connection with the approvals of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., performing the agreed-upon activities under our government agreements, legal compliance, and creating, maintaining and defending our intellectual property. Moreover, both our near and long-term capital requirements will require that we continue to invest in capital purchases to support ongoing and proposed studies, in addition to manufacturing capacity expansion to support our growing business. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary to obtain CE Certificates of Conformity and affix the CE Mark in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs will be ongoing in connection with our new MDR application and would also increase if existing clinical data is insufficient for us to potentially obtain approval of such new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities. In addition, we may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and our Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, both with MidCap Financial Trust, or MidCap, or potentially pursuant to new arrangements with different lenders. We have borrowed and may in future borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit agreements prior to April 1, 2026, or exercise our option to delay amortization to April 1, 2027, the principal amounts outstanding under our Term Loan Credit Agreement will begin amortizing on April 1, 2026 and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital beyond the next 12 months. Should interest rates increase, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense. In addition, we may opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders. Moreover, recent developments in the financial services industry could cause us to experience liquidity constraints or failures, hinder our ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, and result in further disruptions or instability in the financial services industry or financial markets. In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and the threat of potential new or increased tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of prior stimulus programs, the U.S. and many countries have experienced an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, costs to transport our products may increase and access to timely shipping may be limited. Furthermore, certain components and values of our products are subject to import tariffs which raises our overall cost of goods sold. We may not be able to offset price increases from vendors or the impact of tariffs with price increases to customers at sufficient levels, if at all, which would harm our results of operations. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary to obtain CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs not reimbursed by our BARDA agreements will be prolonged in connection with our failure to obtain a CE Certificate of Conformity following successful completion of our MDR application and our submission of a new MDR application. Development costs not covered by our BARDA agreements may increase if existing clinical data is insufficient for us to potentially obtain approval of such new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

As of December 31, 2025, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $83.9 million. All of our current and future assets, except for intellectual property and certain investments in subsidiaries and affiliates, are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. In addition, our failure to comply with certain financial covenants could result in the lenders obtaining a security interest in our intellectual property. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement. Unless we prepay the principal amount due or choose to extend the interest only period of the Term Loan we will be required to make principal payments beginning in April 2026 until March 1, 2028 if not repaid sooner.

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

We will need to maintain and may need to increase our competence and size in a number of functions, including sales, deployment and product support, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with U.S., EU, South American, Asian and local standards and practices, including regulatory, legal and tax requirements, some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. Currently, we, third-party suppliers and vendors and customers are experiencing an extremely tight labor market exacerbating our ability to attract and retain talent. Furthermore, a significant component of our employee compensation and retention practice involves stock-based compensation. Given the pull back in our stock price, key talent may not find our stock-based compensation to be a compelling reason to join or stay employed at Cerus. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the product revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition. Furthermore, we may choose to seek alternative ways to sell or treat blood components with our products. These may include new business models, which may include selling kits to blood centers, performing inactivation ourselves, staffing blood centers or selling services or other business model changes. We have no experience with these types of business models, or the regulatory requirements or licenses needed to pursue such new business models. We cannot provide assurance that we will pursue such business models or if we do, that we will be successful. For example, in early 2021, we formed a joint venture with a Chinese entity with the intent to develop and commercialize blood transfusion products to enhance blood safety in the People’s Republic of China. Our involvement in the joint venture may be a distraction for our management and impair our ability to successfully and timely manage our other operations. Additionally, the operations of the joint venture may require future capital infusion from us and we may never see a return from our investment in the joint venture.

Adverse market and economic conditions may exacerbate certain risks affecting our business.

Sales of our products are dependent on purchasing decisions of and/or reimbursement from government health administration authorities, distribution partners and other organizations. As a result of adverse conditions affecting the global economy and credit and financial markets, disruptions due to political instability, terrorist attacks or war, economies and currencies largely affected by declining commodity prices, inflationary pressures, import tariffs, or otherwise, these organizations may defer purchases, may be unable to satisfy their purchasing or reimbursement obligations, or may delay payment for the INTERCEPT Blood System, and of which could adversely affect our business, financial condition, results of operations and growth prospects.

In the past, a meaningful amount of our product revenue has come from sales to distributors for the Russian and CIS country markets, as well as Middle Eastern markets. While we believe that all patients wanting access to INTERCEPT-treated blood components should have access, Russia’s ongoing war against Ukraine and the elevated U.S. and EU sanctions imposed against Russia and Belarus has made servicing our distributors in Russia and Belarus more difficult. Additionally, the resumption of war between Israel and Hamas, the conflict between Israel and Hezbollah, and the larger regional conflict may affect our business. We understand that certain of our products were at one time prohibited to be sold under U.S. sanctions against Russia. While a license exception now permits the continued sale of our products ensuring that Russian and Belarusian patients can receive INTERCEPT products, we cannot provide assurance that the license exception will continue to be effective for an extended period of time, if at all. Additionally, banking restrictions have made transacting with Russian and Belarusian customers much more difficult. If these challenges persist or worsen, we may not be able to continue transacting with those customers. Furthermore, because of the severe devaluation of the Russian ruble in the currency markets, our products have become more costly for the Russian market. Should the situation persist or worsen, including additional sanctions in response to the war, we may be unable to service our Russian and Belarusian distributors. Furthermore, a larger portion of the Russian economy may be spent fighting the war against Ukraine which may have a negative impact on overall healthcare budgets. Weakness and/or instability in worldwide oil demand and/or prices, civil, political and economic disturbances and any potential spillover effect may have a negative impact on markets that we service.

Moreover, the Trump administration has imposed tariffs on imports, and other countries have responded with retaliatory tariffs on certain U.S. exports. Given the volatility and uncertainty regarding the scope and duration of import tariffs and other aspects of U.S. and foreign government trade policies, we cannot predict what effects these tariffs and potential additional tariffs will ultimately have on our business. However, we expect that these tariffs and other trade restrictions will increase our operating costs, reduce our gross margins or cause us to use more cash than we have contemplated. While we have currently chosen to pass on most tariff costs to our customers, the economic value proposition that customers consider when using INTERCEPT may be adversely impacted and our ability to retain and expand customer use of INTERCEPT may be adversely impacted. See “Risks associated with our operations outside of the United States could adversely affect our business.”

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

We anticipate that our margins may continue to be adversely affected, depending on the ultimate scope and duration of the tariffs imposed. While we have sought to increase prices for many of our products as a result of such tariffs, such price adjustments could reduce the competitiveness of our products. Additionally, such tariffs could affect imports of our products and raw materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by other countries, including restricted access to raw materials used in our products, further disrupting our supply chain and increasing our costs. Given the nature of our products, relocating our manufacturing supply in response to tariffs and other trade restrictions would be a complex, costly and time-consuming process, making it difficult for us to react quickly to a rapidly changing environment. In this regard, it would take a significant amount of time and expense to implement and execute the necessary technology transfer to, and to qualify, new suppliers for our products. If there are delays in qualifying new suppliers or facilities or a new supplier is unable to meet the FDA’s or similar international regulatory body’s requirements for approval, there could be a shortage of the affected products for the marketplace or for use in clinical studies, or both, which could negatively impact our anticipated revenues.

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

Disruptions or other compromises of information technology systems or actual or perceived breaches of data security could adversely affect our business.

In the ordinary course of business, we (and the third parties with whom we work) process personal data and other sensitive information. Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. These include those that are used directly by our operations and those used by critical service providers and suppliers, including our manufacturing partners. As use of information technology systems has increased, deliberate attacks, attempts to gain unauthorized access to computer systems and networks, and unintentional actions or inactions that expose us to security vulnerabilities and incidents have increased in frequency and sophistication. Our information technology, systems and networks (and those of the third parties with whom we work) are potentially vulnerable to a variety of evolving threats, including but not limited to breakdown (e.g., as a result of software or hardware failures), ransomware attacks (which have become increasingly prevalent and severe), supply chain attacks, malicious intrusion and computer viruses and other sources of compromise (including those related to natural disasters), which may result in the impairment of production and key business processes or loss or other compromise of data or information. We and our suppliers are also potentially vulnerable to data security breaches, for example, by intentional or accidental actions or inactions or personnel or others. These threats may come from a wide variety of actors, such as traditional hackers, internal and external personnel, and state-sponsored actors. For example, we have in the past and may in the future be subject to “phishing” attacks in which third parties send emails purporting to be from reputable sources. Phishing attacks may attempt to obtain personal information, infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information. Such breaches and other compromises could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal data (including sensitive personal data) of our employees, clinical trial patients, distributors, customers and others. Remote work has also increased risks to relevant information technology systems and data.

We are and may become subject to contractual, regulatory, and other legal requirements that obligate us to use industry-standard or reasonable security measures to safeguard personal data. A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages, and in some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Litigation, government investigations, enforcement actions, and other legal or regulatory actions resulting from actual or perceived security incidents or other compromises may adversely affect our business, including through financial costs, reputational harm, and other negative consequences. For example, actual or perceived unauthorized access to our platform, systems, networks, or physical facilities, or those of third parties with whom we work, could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and/or platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity, or availability of personal information was disrupted, we could incur significant liability, or our platform, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.

Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Our reliance on third parties introduces additional cybersecurity risks and vulnerabilities. For example, we know that certain of our suppliers have been successfully attacked by certain malware aimed at extracting a ransom. Should such ransomware breaches occur in the future, production may be impacted, information exfiltrated or other records and information compromised or lost. Breaches and other sources of compromise can be difficult to detect and any delay in identifying them could increase their harm. While we have implemented security measures designed to protect our data security and information technology systems, such measures may not prevent such events. Notifications and follow-up actions related to a security breach (or the failure to appropriately notify in the event of a security breach) could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs.

Any such breaches of security or other compromise could disrupt our operations, harm our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations. Further, the costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in interruptions, delays, cessation of service, negative publicity, loss of customer trust, less use of our products and services as well as other harms to our business and our competitive position. Remediation of any potential security breach or other compromise may involve significant time, resources, and expenses, which may result in potential regulatory inquiries, litigation or other investigations, and can affect our financial and operational condition.

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

The market price for our common stock has varied between a high of $2.19 on December 17, 2025, and a low of $1.16 on August 20, 2025, in the year ended December 31, 2025. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, which includes our principal executive offices, is located in Concord, California. We lease this facility, which includes 84,631 square feet and includes laboratory space for blood safety research and supports general administrative, marketing and technical support functions. Of the 84,631 square feet, we ceased using approximately 15,000 square feet of rentable area of corporate office building in the third quarter of 2023. We are currently marketing our vacant space, though there continues to be more supply than demand for office space in the San Francisco Bay Area. We also lease an office facility in Amersfoort, the Netherlands, which is used for selling and administrative functions. We believe that our current and future facilities will be adequate for the foreseeable future.

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

We use third-party service providers to assist us from time to time in our effort to identify, assess, and manage material risks from cybersecurity threats, including for example professional service firms, threat intelligence service providers, cybersecurity software providers, managed cybersecurity service providers, penetration testing firms and forensic investigators.

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

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under “Item 1A—Risk Factors” in Part I of this Annual Report on Form 10-K, including the risk factor captioned, “Disruptions or other compromises of information technology systems or actual or perceived breaches of data security could adversely affect our business.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The audit committee of the board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by members of management, including our Senior Director, IT & Facilities and our Senior Manager, IT Infrastructure and Operations. Our Senior Director, IT & Facilities has over 27 years of experience in systems engineering, network design and security and is a Certified Information Systems Security Professional, or CISSP. Our Senior Manager, IT Infrastructure and Operations has over 25 years of experience in network administration, security administration and incident response and remediation.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “CERS”. On February 5, 2026, we had 113 holders of record of our common stock.

Dividends

We have not declared or paid dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

Stock Performance Graph (1)

The following graph shows the total stockholder return of an investment of $100 in cash (and the reinvestment of any dividends thereafter) on December 31, 2020, and tracked the performance through December 31, 2025, for (i) our common stock, (ii) the US Benchmark Medical Suppliers TR, and (iii) the Nasdaq Stock Market (United States) Index. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

Comparison of 5-year Cumulative Total Return on Investment

	December 31,
	2020	2021	2022	2023	2024	2025
Cerus Corporation	$100.00	$98.41	$52.75	$31.21	$22.25	$29.77
Nasdaq US Benchmark Medical Supplies TR	100.00	121.33	79.56	84.17	76.54	68.69
Nasdaq	100.00	143.64	174.36	167.30	215.22	259.03
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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the year ended December 31, 2025, are not necessarily indicative of results that may occur in future periods. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business, including but not limited to the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application for conformity assessment to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system in December 2018 under the Medical Device Directive 93/42/EEC, or MDD, and in June 2021, we completed the resubmission of our application under the MDR. In October 2024, we announced that TÜV-SÜD, our Notified Body for the red blood cell system, in consultation with the Dutch Medicines Evaluation Board, or CBG, the Competent Authority for the red blood cell system, reviewed information regarding the medicinal product or active pharmaceutical ingredient of our MDR application and concluded that the data provided were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without successful completion of the conformity assessment and issuance of a CE Certificate of Conformity. In collaboration with TÜV-SÜD, we developed a plan for resubmission of our application and identified a new Competent Authority. We revised our MDR application to address the questions raised by CBG and submitted a new MDR application for the red blood cell system to TÜV-SÜD. In July 2025, we announced that TÜV-SÜD completed their clinical assessment of our new MDR application and transferred information regarding the active substances, or API, to the identified competent authority, the State Institute for Drug Control, or SÚKL. After discussions with TÜV-SÜD, we decided to transfer the review of the API from SÚKL to the French National Agency for Medicines and Health Products Safety, or ANSM. We cannot predict if or when a decision concerning certification would occur. In addition, as a result of the resubmission of our MDR application, our product development costs will be ongoing. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Annual Report on Form 10-K. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. In addition, in the first quarter of 2024, we announced positive topline results from a Phase 3 clinical trial in the U.S., known as the ReCePI study, that was designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. We announced that the ReCePI study met its primary efficacy endpoint, demonstrating non-inferiority for INTERCEPT RBCs compared to conventional RBCs as measured by the incidence of acute kidney injury (AKI) following transfusion of study RBCs. We continue to believe that we will need to conduct, complete and generate acceptable data from an additional Phase 3 clinical trial in chronic anemia patients in the U.S., in vitro studies, and other necessary activities before the FDA will consider our red blood cell system for potential approval. While we previously anticipated that the completion of the RedeS clinical trial and the planned final PMA module submission would occur in the second half of 2026, we anticipate that additional clinical trial data will be required to supplement our two Phase 3 clinical trials, ReCePI and RedeS. Enrollment of the RedeS clinical trial was completed in 2025 and we anticipate the completion of the trial in the second half of 2026. Discussion of the planned PMA module submissions with the FDA will not occur prior to the completion of the RedeS trial. In any event, for our planned modular PMA application, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot provide assurance that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, if we are unable to generate the additional data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system. We must also demonstrate to the FDA an ability to define, test and meet acceptable specifications for our current manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can initiate our planned modular PMA application submission to and seek regulatory approval of the red blood cell system from the FDA. We do not know whether or not the FDA will have a similar perspective on the information regarding the medicinal product as CBG, or that we will be able to answer such questions satisfactorily, should they arise. We are also planning a prospective, open-label, controlled Phase 2 study designed to determine whether INTERCEPT RBC transfusions into patients with pre-existing antibodies to INTERCEPT RBCs will result in increased antibody titer indicative of a secondary immune response. Subjects will have samples drawn pre-transfusion and over 90-days post transfusion to detect responses to INTERCEPT RBC. Clinical evidence of hemolysis will be evaluated using routine laboratory testing. If treatment emergent antibody reactions associated with hemolysis are observed, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S.

We have two agreements with Biomedical Advanced Research and Development Authority, or BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, under which we receive funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of emerging pathogens. The agreement entered in June 2016, or the 2016 BARDA Agreement, currently expires in September 2026 and the agreement entered in September 2024, or the 2024 BARDA Agreement, currently expires in September 2030. The ReCePI study was funded and the RedeS and other studies are being funded as part of our 2016 BARDA Agreement and BARDA reimburses us for allowable direct contract costs, as such costs are incurred, and for allowable indirect costs under both agreements. If we are unable to access all of the activities and associated reimbursement amounts for the remaining options available under our 2024 BARDA Agreement or if we are unable to add additional options and respective reimbursement amounts to fund further activities that may be required to meet licensure requirements, we will need to self-fund the activities required to satisfy the requirements for PMA licensure in the U.S. See the discussion under “Government contracts” below for more information. Should those amounts be inaccessible and should we be unable to self-fund the remaining initiatives, successful completion of the development of the red blood cell system may require us to obtain additional capital in order to obtain any regulatory approvals for and commercialize this product. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment or completion of the RedeS study, our product development costs would likely increase.

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. We commercialize and sell finished IFC made by our manufacturing blood center partners and other blood centers directly to hospitals and indirectly through certain blood centers. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete its process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before we or they can sell finished IFC in interstate commerce. While all of our manufacturing partners have now received their Biologics License Application, or BLAs, from CBER, we plan to continue working with any other U.S.-based blood centers producing IFC to support their licensure applications. Delays in obtaining these licenses have adversely impacted and additional delays will adversely impact the nationwide availability of IFC in the U.S. In addition, we have also entered into certain agreements with blood centers who will purchase the finished IFC from us to sell to their hospital customers, and with blood center and blood center affiliate organizations to sell INTERCEPT Blood System for Cryoprecipitation kits to produce finished IFC for their own sales efforts to hospitals. Furthermore, most of our agreements with blood center manufacturing partners do not contain minimum production requirements. If our blood center manufacturing partners do not produce sufficient quantities of IFC, or at all, our commercialization efforts will be negatively impacted. However, until we sell sufficient INTERCEPT Blood System for Cryoprecipitation kits to blood center affiliate organizations, expand the number of manufacturing partners producing IFC for us, or more blood centers producing IFC receive approval of their BLAs, our IFC sales will be limited. We have experienced an acceleration in IFC kit sales to blood centers and a shift away from direct sales to hospitals. We expect this trend to continue and our IFC sales will predominately be kit sales to blood centers.

We have borrowed and, in the future, may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, as described below, or potentially pursuant to new arrangements with different lenders. We have borrowed and may in the future borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit agreements prior to April 1, 2026, or exercise our option to delay amortization to April 1, 2027, the principal amounts outstanding under our Term Loan Credit Agreement will begin amortizing on April 1, 2026 and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital. Should interest rates increase, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense. In addition, we may opportunistically seek access to the equity capital markets to support our development efforts and operations, including through the Controlled Equity OfferingSM Sales Agreement, as amended, or the Sales Agreement. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries experienced an inflationary environment. In addition, the U.S. Federal Reserve in the past has raised, and may again raise, interest rates in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, including as a result of tariffs imposed by the Trump administration and retaliatory tariffs imposed by China and other countries. Additionally, costs to transport our products may increase and access to timely shipping may be limited. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs will be ongoing in connection with our resubmission of our MDR application and, as discussed above, transferring the review of the API from SÚKL to ANSM. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time our existing operations provide sufficient cash flow to conduct these trials.

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

We understand that we will be required to obtain new PMAs and certain in-country approvals for our INTERCEPT Blood System for Platelets and for Plasma with our new LED-based illuminator. We are currently working with the FDA to understand the data requirements for those PMAs. If we are unable to generate the required data for new PMAs, use of INTERCEPT in the United States will be limited to continued use with the existing illuminator, of which we have a limited number of devices available. Due to obsolescence of components of the existing illuminator, there is also a limited period of time during which we can continue to support and maintain the devices.

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

The 2016 BARDA Agreement provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under this agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of December 31, 2025, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period and under exercised option periods, in an aggregate amount of up to $185.5 million. BARDA will no longer exercise any unexercised options under the 2016 BARDA Agreement. See Note 14, Development and License Agreements, to our audited consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding our agreements with BARDA.

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

In September 2022, we entered into an agreement with the U.S. Department of Defense, or DoD, for the development of pathogen reduced, lyophilized cryoprecipitate (“Lyo-Cryo”) to treat bleeding due to trauma. In May 2023, we entered into an amendment to extend the agreement to February 2027 and increased the total contract value from $9.1 million to $17.8 million. In July 2025, we entered into an additional amendment with the DoD to extend the agreement to September 2028 to incorporate the Lyo-Cryo manufacturing advancement project phase III clinical study, which increased the total contract value by $7.2 million to $25.0 million. Under the agreement, we are paid upon completion of each milestone and will recognize revenue based on the application of the cost-to-cost input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs. Revenue is recorded as a percentage of the overall contract price based on the extent of progress towards completion. See Note 14, Development and License Agreements, to our audited consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information regarding the agreement with the DoD.

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

Comparability

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses December 31, 2025 and December 31, 2024 items and year-to-year comparisons between 2025 and 2024, respectively. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 26, 2025.

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

We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements:

Revenue—Revenue is recognized in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers”, by applying the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Results of Operations

Years Ended December 31, 2025, 2024 and 2023

Revenue

	Year Ended December 31,			% Change
(in thousands, except percentages)	2025	2024	2023	2025 to 2024	2024 to 2023
Product revenue	$206,133	$180,270	$156,367	14%	15%
Government contract revenue	27,665	21,051	30,430	31%	(31%)
Total revenue	$233,798	$201,321	$186,797	16%	8%

Product revenue increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to year-over-year sales volume increase of disposable platelet kit sales and IFC sales to U.S. customers. We expect product revenue for INTERCEPT disposable kits to increase in future periods driven by growth in our platelet business and from sales of our IFC product due in part to increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway.

Government contract revenue increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to an increase in revenue from BARDA in 2025 relative to the same period in the prior year. The increase in revenue from BARDA is primarily due to the 2024 BARDA Agreement executed in the fourth quarter of 2024. We anticipate that government contract revenue will decrease in future periods due to the 2016 BARDA Agreement ending in September 2026.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, and certain order fulfillment costs, to the extent applicable. Inventory is accounted for on a first-in, first-out basis.

	Year Ended December 31,			% Change
(in thousands, except percentages)	2025	2024	2023	2025 to 2024	2024 to 2023
Cost of product revenue	$93,845	$80,748	$69,967	16%	15%

Cost of product revenue increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, approximately consistent with the increase in product revenue for the same comparative periods. We expect cost of product revenue for INTERCEPT disposable kits to increase in future periods as our product revenue grows.

Our gross margin on product sales was approximately 55% during both the years ended December 31, 2025 and December 31, 2024. Margins were impacted by the mix of geographies into which products were sold, with higher U.S. kit sales over sales in other regions and, to a lesser extent product mix. Geographic mix and by extension foreign exchange rates along with the impact of enacted import tariffs had an adverse effect on our gross margins. Changes in our gross margin on product sales are affected by various factors, including prices of products sold, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, import tariffs, the mix of product sold, the mix of customers to which products are sold, and the reserves for excess and obsolete inventory. Furthermore, we may experience cost pressures due to the current inflationary environment, tariffs and escalating trade tensions, increased transportation costs and adverse impacts on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. To meet the growing demand for our products and to invest in future quality improvements and gross margin expansion, we have invested in capital equipment, capacity expansion and cost reduction projects with many of our suppliers. These projects may cost more than anticipated, may not produce the anticipated benefits or may be delayed, any of which would potentially limit our expected return on investment and affect our operations. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other factors.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2025	2024	2023	2025 to 2024	2024 to 2023
Research and development	$67,720	$58,907	$67,639	15%	(13%)

Research and development expenses increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by costs related to red blood cells for work performed under our BARDA agreements, workforce related costs, and costs to support our new LED-based illuminator, partially offset by the Employee Retention Credit refund received in 2025.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2025	2024	2023	2025 to 2024	2024 to 2023
Selling, general and administrative	$80,914	$75,891	$75,516	7%	0%

Selling, general, and administrative expenses increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by increased workforce costs, partially offset by the Employee Retention Credit refund received in 2025.

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2025	2024	2023	2025 to 2024	2024 to 2023
Restructuring	$—	$—	$3,728	N/A	N/A

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

	Year Ended December 31,			% Change
(in thousands, except percentages)	2025	2024	2023	2025 to 2024	2024 to 2023
Foreign exchange (loss) gain	$(1,275)	$370	$(648)	(445%)	(157%)
Interest expense	(8,343)	(8,877)	(8,386)	(6%)	6%
Other income, net	3,016	1,976	1,765	53%	12%
Total non-operating expense, net	$(6,602)	$(6,531)	$(7,269)	1%	(10%)

Foreign Exchange (Loss) Gain

We had foreign exchange loss during the year ended December 31, 2025, compared to foreign exchange gain during the year ended December 31, 2024. These were primarily due to foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense decreased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the decrease in interest rates on our Term Loan. Should interest rates increase, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense.

Other Income, Net

Other income, net increased during the year ended December 31, 2025, compared to the year ended December 31, 2024 primarily due to the increase of interest income from our investments in marketable securities.

Provision for Income Taxes

	Year Ended December 31,			% Change
(in thousands, except percentages)	2025	2024	2023	2025 to 2024	2024 to 2023
Provision for income taxes	$354	$205	$325	73%	(37%)

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s activities.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of December 31, 2025, will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of December 31, 2025.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt arrangements and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of December 31, 2025 and December 31, 2024, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$19,961	$20,266
Short-term investments	62,918	60,186
Restricted cash	639	1,095
Total	$83,518	$81,547

Cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of December 31, 2025 and December 31, 2024, we had the following indebtedness (in thousands):

	December 31, 2025	December 31, 2024
Debt – current	$43,343	$19,297
Debt – non-current	40,545	64,862
Total	$83,888	$84,159

Operating Activities

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024
Net cash provided by operating activities	$4,837	$11,359

The decrease in net cash provided by operating activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily related to the increase in inventory related purchases partially offset by the reduction in our net loss and a net increase in cash related to the timing of cash collections and payments compared to the same period in 2024.

Investing Activities

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024
Net cash used in investing activities	$(6,165)	$(8,130)

The decrease in net cash used in investing activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to higher proceeds from the maturity and sale of our investments offset by increased investment in capital expenditures compared to the same period in 2024.

Financing Activities

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024
Net cash provided by financing activities	$231	$4,964

The decrease in net cash provided by financing activities for the year ended December 31, 2025 was primarily due to proceeds from the Term Loan Credit Agreement during the year ended December 31, 2024. See Note 8, Debt, to our audited consolidated financial statements included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for more information.

Working Capital

(in thousands)	December 31, 2025	December 31, 2024
Working capital	$73,214	$88,890

Working capital decreased as of December 31, 2025, compared to December 31, 2024, primarily due to net increases in accounts payable and accrued liabilities as a result of the timing of payments to our vendors offset by an increase in inventory and due to the reclassification of $24.3 million of long-term debt to short-term due to our amended Term Loan Credit agreement. Contract assets related to DoD of $0.4 million and zero as of December 31, 2025 and December 31, 2024, respectively, are excluded from working capital. Contract liabilities related to DoD of zero and $0.5 million as of December 31, 2025 and December 31, 2024, respectively, are excluded from working capital.

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

We have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, or potentially pursuant to new arrangements with different lenders. We have borrowed and in the future may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, unless we restructure our credit agreements prior to April 1, 2026, or exercise our option to delay amortization to April 1, 2027, the principal amounts outstanding under our Term Loan Credit Agreement will begin amortizing on April 1, 2026 and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital in and beyond the next 12 months. Should interest rates increase again, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense. See Note 8, Debt, to our audited consolidated financial statements included in Part IV, Item 15—Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

In addition, we may opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders. Moreover, recent developments in the financial services industry could cause us to experience liquidity constraints or failures, hinder our ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, and result in further disruptions or instability in the financial services industry or financial markets. In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In March 2023, we entered into an amendment to our Sales Agreement under which we may issue and sell up to $96.8 million of our common stock through or to Cantor Fitzgerald & Co. or Stifel, Nicolaus & Company, Incorporated, as sales agent or principal. During the year ended December 31, 2025, we did not sell shares of our common stock under the Sales Agreement.

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

In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs will be ongoing in connection with our failure to obtain a CE Certificate of Conformity following successful completion of our MDR application and the submission of a new MDR application and would also increase if existing clinical data is insufficient for us to potentially obtain approval of such new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

We did not have any off-balance sheet arrangements as of December 31, 2025.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the years ended December 31, 2025, 2024 and 2023. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2025, we held cash, cash equivalents, and short-term investments of $82.9 million. We do not believe our exposure to interest rate risk to be material given we held cash in interest-bearing accounts with financial institutions and the short-term nature of our investment portfolio consisted of highly liquid money market instruments and corporate debt and U.S. government agency securities with short-term maturities. The weighted average interest rate of our cash and cash equivalents at December 31, 2025, was 4.2%.

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

With respect to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, we are exposed to risks associated with changes in interest rates in connection with our related borrowings. Based on our indebtedness under the Term Loan Credit Agreement of $65.0 million and Revolving Loan Credit Agreement of $19.0 million as of December 31, 2025, and the interest rate on such borrowings then in effect, a hypothetical 100 basis point increase in interest rates could increase our net interest expense in 2025 by approximately $0.8 million subject to certain limitations in each agreement.

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

Product sales for our blood safety products are predominantly made in Europe and generally are invoiced to customers in Euro. In addition, we incur operating expenses, including payment for finished goods inventory of disposable kits for the platelet and plasma systems. These inventory purchases and operating expenses are generally paid in Euro and, to a much lesser degree, other foreign currencies. Our exposure to foreign exchange rate volatility is a direct result of our product sales, cash collection and expenses to support our international operations. Foreign exchange rate fluctuations are recorded as a component of non-operating expense, net on our consolidated statements of operations. Significant fluctuations in the volatility of foreign currencies relative to the United States dollar may materially impact our results of operations. An unfavorable 10% change in foreign currency exchange rates for our cash, accounts receivable, accounts payable and accrued liabilities that are denominated in foreign currencies at December 31, 2025, would have negatively impacted our annual financial results by $1.2 million. Currently we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. Our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended December 31, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cerus Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Cerus Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cerus Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California

March 2, 2026

Item 9B. Other Information

Insider Trading Arrangements

On November 14, 2025, Kevin Green, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of rule 10b5-1(c) for the sale of up to 55,225 shares of the Company’s stock until March 20,2026.

On November 21, 2025, Richard Benjamin, Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of rule 10b5-1(c) for the sale of up to 262,869 shares of the Company’s stock until November 13,2026.

On December 15, 2025, Vivek Jayaraman, Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of rule 10b5-1(c) for the sale of up to 300,000 shares of the Company’s stock until March 16, 2027.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2026 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Other than as set forth below, the information required by this item is to be included in our Proxy Statement as follows:

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

(3) Exhibits

Exhibit Number	Description of Exhibit

3.1(7)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2(7)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3(9)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4(20)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5(26)	Amended and Restated Bylaws of Cerus Corporation.

4.1(1)	Specimen Stock Certificate.

4.2(27)	Description of securities registered under Section 12 of the Exchange Act of 1934.

Supply and/or Manufacturing Agreements

10.1(27)††	Amended and Restated Supply Agreement, dated April 21, 2014, by and between Cerus Corporation and Purolite Corporation.

10.2(19)	First Amendment to Amended and Restated Supply Agreement, dated December 1, 2020, by and between Cerus Corporation and Purolite Corporation.

10.3(30)††	Amendment #2 to Amended and Restated Supply Agreement, effective January 1, 2025, by and between Cerus Corporation and Purolite Corporation.

10.4(29)††	Second Amended and Restated Supply and Manufacturing Agreement, dated December 9, 2024, by and between Cerus Corporation and Porex Corporation.

10.5(27)††	Amended and Restated Supply Agreement, dated as of September 1, 2011, between Cerus Corporation and Ash Stevens Inc.

10.6(21) ††

Second Amended and Restated Manufacturing and Supply Agreement, by and between Cerus Corporation and Fresenius Kabi AG, Fenwal France SAS, and Fenwal International, Inc, effective as of January 1, 2022.

Loan and Security Agreements

10.7(22)††	Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated March 31, 2023, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.8(27)††

Amendment No. 1 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated September 1, 2023, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.9(27)††

Amendment No. 2 to Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated January 5, 2024, by and among Cerus Corporation, the lenders party thereto and MidCap Financial Trust.

10.10(22) ††	Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated March 31, 2023, by and among Cerus Corporation, the lenders party thereto and MidCap Financial IV Trust.

10.11†(27)†

Amendment No. 1 to Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated January 5, 2024, by and among Cerus Corporation, the lenders party thereto and MidCap Financial IV Trust.

Real Estate Lease Agreements

10.12(13) †	Lease, dated February 16, 2018, between Cerus Corporation and 1200 Concord LLC.

10.13(14)	First Amendment to Lease, dated May 11, 2018, between Cerus Corporation and 1200 Concord LLC.

10.14(15)	Second Amendment to Lease, dated August 10, 2018, between Cerus Corporation and 1200 Concord LLC.

10.15(16)	Third Amendment to Lease, dated October 5, 2018, between Cerus Corporation and 1200 Concord LLC.

10.16(16)	Fourth Amendment to Lease, dated November 30, 2018, between Cerus Corporation and 1200 Concord LLC.

Employment Agreements or Offer Letters

10.17(5)*	Employment Letter, by and between Cerus Corporation and William M. Greenman, dated May 12, 2011.

10.18(8)*	Addendum to Employment Agreement for William M. Greenman, dated December 5, 2012.

10.19(14)*	Amendment to Employment Letter, by and between Cerus Corporation and William M. Greenman, dated April 17, 2018.

10.20(4)*	Employment Letter for Kevin D. Green, dated May 1, 2009.

10.21(14)*	Amendment to Employment Letter, by and between Cerus Corporation and Kevin Green, dated April 17, 2018.

10.22(8)*	Employment Letter, by and between Cerus Corporation and Chrystal Menard, dated October 19, 2012.

10.23(10)*	Employment Letter, by and between Cerus Corporation and Richard J. Benjamin MBChB, PhD, FRCPath, dated May 12, 2015.

10.24(12)*	Employment Letter, by and between Cerus Corporation and Vivek Jayaraman, dated May 31, 2016.

Stock Plans and Related Forms

10.25(28)*	Amended and Restated 1996 Employee Stock Purchase Plan, effective June 3, 2020.

10.26(24)*	Amended and Restated 2008 Equity Incentive Plan, effective June 7, 2023.

10.27(6)*	Form of Option Agreement for employees under the Amended and Restated 2008 Equity Incentive Plan.

10.28(6)*	Form of Option Agreement for non-employee directors under the Amended and Restated 2008 Equity Incentive Plan.

10.29(6)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan.

10.30(11)*	Cerus Corporation Inducement Plan.

10.31(11)*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Cerus Corporation Inducement Plan.

10.32(11)*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Cerus Corporation Inducement Plan.

10.33(14)*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2008 Equity Incentive Plan, amended as of April 17, 2018.

10.34(14)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2008 Equity Incentive Plan, amended as of April 17, 2018.

10.35(30)*	Cerus Corporation Amended and Restated 2024 Equity Incentive Plan, effective June 3, 2025.

10.36(28)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2024 Equity Incentive Plan.

Other Compensatory Plans or Agreements

10.37(8)*	Bonus Plan for Senior Management of Cerus Corporation, as amended December 5, 2012.

10.38(14)*	Cerus Corporation Change of Control Severance Benefit Plan, amended as of April 17, 2018.

10.39(3)*	Form of Severance Benefits Agreement.

10.40*	Amended and Restated Non-Employee Director Compensation Policy, effective December 12, 2025.

10.41(17)*	Nonqualified Plan Service and Expense Agreement, by and between Cerus Corporation and Principal Life Insurance Company, dated May 21, 2020.

10.42(17)*	The Executive Nonqualified Excess Plan Adoption Agreement, dated May 21, 2020.

Other Material Agreements

10.43(1)	Form of Indemnity Agreement entered into between Cerus Corporation and each of its directors and executive officers.

10.44(2)	Form of Amended and Restated Indemnity Agreement, adopted April 24, 2009.

10.45(18)	Controlled Equity OfferingSM Sales Agreement, dated December 11, 2020, by and among Cerus Corporation, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.

10.46(23)	Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement, dated March 1, 2023, by and among Cerus Corporation, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.

10.47(25)	Amendment No. 2 to the Controlled Equity OfferingSM Sales Agreement, dated November 2, 2023, by and among Cerus Corporation, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.

10.48(29)††	License Agreement, dated as of February 2, 2005, by and between Cerus Corporation and Fresenius Kabi AG (successor-in-interest to Baxter Healthcare S.A. and Baxter Healthcare Corporation).

19.1(29)	Cerus Corporation Insider Trading Policy.

21.1	List of Registrant’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(31)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1(29)	Incentive Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain portions of this exhibit are subject to a confidential treatment order.
††

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

*	Compensatory Plan.

(1)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11341) and amendments thereto.

(2)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2009.

(3)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2009.

(4)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009.

(5)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2011.

(6)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.

(7)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012.

(8)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2012.

(9)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014.

(10)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015.

(11)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2016.

(12)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2016.

(13)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2018.

(14)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018.

(15)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2018.

(16)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

(17)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

(18)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2020.

(19)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2020.

(20)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

(21)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

(22)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

(23)	Incorporated by reference to the like-described exhibit to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement (File No. 333-251302) on Form S-3, filed with SEC on March 1, 2023.

(24)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

(25)	Incorporated by reference to the like-described exhibit to the Registrant’s Registration Statement (File No. 333-275284) on Form S-3, filed with SEC on November 2, 2023.

(26)	Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2024.

(27)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.

(28)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

(29)	Incorporated by reference to the like-described exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024.

(30)	Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cerus Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cerus Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter

In the year ended December 31, 2025, the Company recognized $206.1 million of product revenue. As discussed in Note 2 to the consolidated financial statements, product revenue from the sale of illuminators, disposable kits (platelet and plasma systems), INTERCEPT Fibrinogen Complex, spare parts and storage solutions are recognized upon the transfer of control of the products to the customer for an amount that reflects the consideration which the Company expects to receive in exchange for those products.

Auditing the Company’s revenue recognition was challenging due to the volume of transactions across multiple geographies and customer types, including hospitals, blood centers, and government agencies. This included assessing whether revenue was recognized at the appropriate point in time based on transfer of control and verifying the accuracy of recorded transactions.

How We Addressed the Matter in Our Audit

We obtained an understanding of, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process, including testing the automated controls which are applicable to processing of all transactions.

To test product revenue, our audit procedures included, among others, performing sample testing of selected sales transactions, and tracing such transactions to supporting third party documentation, and performing analytical procedures to trace revenue journal entries to accounts receivable and cash collections. We also tested a sample of cash collections to source documents.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991.

San Francisco, California

March 2, 2026

CERUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$19,961	$20,266
Short-term investments	62,918	60,186
Accounts receivable, net	30,374	29,777
Current inventories	56,101	38,150
Prepaid and other current assets	5,030	3,643
Total current assets	174,384	152,022
Non-current assets:
Property and equipment, net	9,204	7,154
Operating lease right-of-use assets	10,124	8,384
Goodwill	1,316	1,316
Restricted cash	639	1,095
Non-current inventories	15,143	14,145
Other assets	11,049	16,801
Total assets	$221,859	$200,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,008	$21,695
Accrued liabilities	25,271	18,943
Debt – current	43,343	19,297
Operating lease liabilities – current	2,905	2,275
Deferred revenue	1,274	1,398
Total current liabilities	100,801	63,608
Non-current liabilities:
Debt – non-current	40,545	64,862
Operating lease liabilities – non-current	10,153	11,663
Other non-current liabilities	5,395	3,888
Total liabilities	156,894	144,021
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, issuable in series; zero shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Common stock, $0.001 par value; 400,000 and 400,000 shares authorized; 192,142 and 185,766 shares issued and outstanding at December 31, 2025 and 2024, respectively	192	186
Additional paid-in capital	1,145,343	1,121,887
Accumulated other comprehensive loss	(156)	(400)
Accumulated deficit	(1,081,155)	(1,065,528)
Total Cerus Corporation stockholders’ equity	64,224	56,145
Noncontrolling interest	741	751
Total liabilities and stockholders’ equity	$221,859	$200,917

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Product revenue	$206,133	$180,270	$156,367
Cost of product revenue	93,845	80,748	69,967
Gross profit on product revenue	112,288	99,522	86,400
Government contract revenue	27,665	21,051	30,430
Operating expenses:
Research and development	67,720	58,907	67,639
Selling, general and administrative	80,914	75,891	75,516
Restructuring	—	—	3,728
Total operating expenses	148,634	134,798	146,883
Loss from operations	(8,681)	(14,225)	(30,053)
Non-operating expense, net:
Foreign exchange (loss) gain	(1,275)	370	(648)
Interest expense	(8,343)	(8,877)	(8,386)
Other income, net	3,016	1,976	1,765
Total non-operating expense, net	(6,602)	(6,531)	(7,269)
Loss before income taxes	(15,283)	(20,756)	(37,322)
Provision for income taxes	354	205	325
Net loss	(15,637)	(20,961)	(37,647)
Net loss attributable to noncontrolling interest	(10)	(43)	(158)
Net loss attributable to Cerus Corporation	$(15,627)	$(20,918)	$(37,489)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.08)	$(0.11)	$(0.21)
Weighted average shares outstanding:
Basic and diluted	190,594	184,563	180,270

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(15,637)	$(20,961)	$(37,647)
Other comprehensive income (loss)
Foreign currency translation adjustment	19	(14)	(85)
Unrealized gains on available-for-sale investments, net of taxes	225	888	1,598
Comprehensive loss	(15,393)	(20,087)	(36,134)
Comprehensive loss attributable to noncontrolling interest	(10)	(43)	(158)
Total comprehensive loss attributable to Cerus Corporation	$(15,383)	$(20,044)	$(35,976)

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance at December 31, 2022	177,582	$177	$1,077,341	$(2,787)	$(1,007,121)	$952	68,562
Issuance of common stock from exercise of stock options, vesting of restricted stock units, and ESPP purchases	3,666	4	741	—	—	—	745
Stock-based compensation	—	—	20,271	—	—	—	20,271
Other comprehensive income	—	—	—	1,513	—	—	1,513
Net loss	—	—	—	—	(37,489)	(158)	(37,647)
Balance at December 31, 2023	181,248	$181	$1,098,353	$(1,274)	$(1,044,610)	$794	$53,444
Issuance of common stock from vesting of restricted stock units and ESPP purchases	4,518	5	667	—	—	—	672
Stock-based compensation	—	—	22,867	—	—	—	22,867
Other comprehensive income	—	—	—	874	—	—	874
Net loss	—	—	—	—	(20,918)	(43)	(20,961)
Balance at December 31, 2024	185,766	$186	$1,121,887	$(400)	$(1,065,528)	$751	$56,896
Issuance of common stock from vesting of restricted stock units and ESPP purchases	6,376	6	589	—	—	—	595
Stock-based compensation	—	—	22,867	—	—	—	22,867
Other comprehensive income	—	—	—	244	—	—	244
Net loss	—	—	—	—	(15,627)	(10)	(15,637)
Balance at December 31, 2025	192,142	$192	$1,145,343	$(156)	$(1,081,155)	$741	$64,965

See accompanying Notes to Consolidated Financial Statements.

CERUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2025	2024	2023
Operating activities
Net loss	$(15,637)	$(20,961)	$(37,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,426	1,855	2,599
Stock-based compensation	22,867	22,867	20,271
Non-cash operating lease cost	2,532	2,482	2,308
Net (gain) loss on sale of available-for-sale securities	(6)	7	54
Unrealized gain on investments	(204)	(135)	(170)
Loss on disposal of fixed assets	—	3	65
Impairment charges for facilities consolidation	—	—	1,698
Non-cash interest expense	398	398	374
Foreign currency remeasurement loss (gain)	290	(388)	(685)
Changes in operating assets and liabilities:
Accounts receivable	(396)	5,504	(1,102)
Inventories	(14,682)	7,030	(14,947)
Prepaid and other assets	(1,627)	(3,025)	(994)
Accounts payable	5,725	(1,477)	(7,335)
Accrued liabilities and other non-current liabilities	4,275	(2,198)	(9,070)
Deferred revenue	(124)	(603)	1,413
Net cash provided by (used in) operating activities	4,837	11,359	(43,168)
Investing activities
Capital expenditures	(3,729)	(2,837)	(4,597)
Purchases of investments	(42,777)	(42,975)	(2,486)
Proceeds from maturities and sale of investments	40,341	37,682	15,707
Net cash (used in) provided by investing activities	(6,165)	(8,130)	8,624
Financing activities
Net proceeds from equity incentives	595	804	925
Net costs from public offerings	(35)	(137)	(175)
Net (payments on) proceeds from revolving line of credit	(329)	(703)	5,091
Proceeds from loans, net of issuance costs	—	5,000	4,832
Net cash provided by financing activities	231	4,964	10,673
Effect of exchange rates on cash, cash equivalents, and restricted cash	336	(191)	(128)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(761)	8,002	(23,999)
Cash, cash equivalents, and restricted cash, beginning of period	21,361	13,359	37,358
Cash, cash equivalents, and restricted cash, end of period	$20,600	$21,361	$13,359
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,521	$9,295	$9,210
Cash paid for income taxes	301	356	322

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

Reclassifications

Certain items related to the categorization of product revenue by geographical location in the prior period have been reclassified to conform to the current period presentation. These reclassifications did not have any effect on prior year total revenue, net loss, or shareholders’ equity.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the years ended December 31, 2025, 2024 and 2023, was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Product revenue:
North America	$135,875	$119,978	$98,550
Europe, Middle East and Africa	67,370	56,327	55,008
Other	2,888	3,965	2,809
Total product revenue	$206,133	$180,270	$156,367

Contract Balances

The Company invoices its customers based upon the terms in the contracts, which generally require payment 30 to 60 days from the date of invoice. Accounts receivable are recorded when the Company’s right to the consideration is estimated to be unconditional. The Company’s conditional rights to the consideration are recorded as contract assets. As of December 31, 2025 and December 31, 2024, the Company had $0.4 million and zero, respectively, of contract assets related to DoD included within “Prepaid and other current assets” on the Company’s consolidated balance sheets.

Contract liabilities mainly consist of deferred revenue related to maintenance services, unshipped products, and uninstalled illuminators, or receivables from customers that are not yet recognized as revenue. Maintenance services are generally billed upfront at the beginning of each annual service period and recognized ratably over the contractual service period. The Company applies an optional exemption to not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less. As of December 31, 2025 and December 31, 2024, the Company had zero and $0.5 million, respectively, of contract liabilities related to the DoD included within “Deferred revenue” on the Company’s consolidated balance sheets.

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of December 31, 2025 and December 31, 2024, $3.2 million and $2.8 million, respectively, were included in “Other assets” on the Company’s consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of December 31, 2025 and December 31, 2024, $3.8 million and $3.1 million, respectively, were included in “Other non-current liabilities”, and $0.2 million and $0.2 million, respectively, were included in “Accrued liabilities” on the Company’s consolidated balance sheets, which represent the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income (expense), net”, on the Company’s consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of December 31, 2025 and December 31, 2024, the Company’s “Restricted cash” consisted primarily of a letter of credit relating to an office building lease. As of December 31, 2025 and December 31, 2024, the Company also had certain non-U.S. dollar denominated deposits recorded as “Restricted cash” in compliance with certain foreign contractual requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At December 31, 2025, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three and one customer(s) that accounted for more than 10% of the Company’s outstanding accounts receivable at December 31, 2025 and December 31, 2024, respectively. These customers cumulatively represented approximately 50% and 37% of the Company’s outstanding accounts receivable at December 31, 2025 and December 31, 2024, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At December 31, 2025 and December 31, 2024, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain components for the illuminators. Platelet and plasma systems’ disposable kits generally expire no later than 24 months from the date of manufacture. However, in the fourth quarter of 2024, the Company received FDA approval for an 18-month shelf life for our platelet kits. Illuminators and individual components do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Non-current inventories” in the consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s consolidated statements of operations. At December 31, 2025 and December 31, 2024, the Company had $0.6 million and $0.9 million, respectively, for potential obsolete, expiring or unsalable product.

Property and Equipment, net

Property and equipment is comprised of furniture, equipment, leasehold improvements, construction-in-progress, information technology hardware and software and is recorded at cost. At the time the property and equipment is ready for its intended use, it is depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. During the years ended December 31, 2025, 2024 and 2023, the Company had non-cash purchases of capital expenditures of $0.6 million, less than $0.1 million and $0.8 million, respectively.

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

During the years ended December 31, 2025, 2024 and 2023, the Company did not dispose of, impair or recognize additional goodwill.

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant-date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period, and is adjusted for estimated forfeitures. To the extent that stock awards contain performance criteria for vesting, stock-based compensation is recognized once the performance criteria are probable of being achieved.

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

Income Taxes

The provision for income taxes is accounted for using an asset and liability approach, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not recognize tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance is not an appropriate substitute for derecognition of a tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. Although the Company believes it more likely than not that a taxing authority would agree with its current tax positions, there can be no assurance that the tax positions the Company has taken will be substantiated by a taxing authority if reviewed. The Company’s U.S. federal tax returns filed for years 2005 through 2024, and California tax returns filed for years through 2024, remain subject to examination by the taxing jurisdictions due to unutilized net operating losses and research credits. The Company continues to carry a valuation allowance on substantially all of its net deferred tax assets.

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the years ended December 31, 2025, 2024 and 2023, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator for Basic and Diluted:
Net loss attributable to Cerus Corporation	$(15,627)	$(20,918)	$(37,489)
Denominator:
Basic weighted average number of shares outstanding	190,594	184,563	180,270
Effect of dilutive potential shares	—	—	—
Diluted weighted average number of shares outstanding	190,594	184,563	180,270
Net loss per share attributable to Cerus Corporation:
Basic and diluted	$(0.08)	$(0.11)	$(0.21)

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the years ended December 31, 2025, 2024 and 2023 (shares in thousands):

	Year Ended December 31,
	2025	2024	2023
Weighted average number of anti-dilutive potential shares:
Stock options	10,738	12,993	14,896
Restricted stock units	18,608	13,880	10,192
Employee stock purchase plan rights	300	349	396
Total	29,646	27,222	25,484

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities – current” and “Operating lease liabilities – non-current” in the Company’s consolidated balance sheets. As of December 31, 2025 and December 31, 2024, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at December 31, 2025 and December 31, 2024.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis, with the option to apply it retrospectively, for annual periods beginning after December 15, 2024. The Company adopted the new accounting standard on a prospective basis effective January 1, 2025. The adoption of this ASU had no material impact on the Company’s consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities, to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in IFRS, specifically IAS 20, Accounting for Government Grants and Disclosure of Government Assistance; makes certain targeted improvements; and modifies certain of the existing disclosure requirements in ASC 832, Government Assistance. The new guidance is effective for the Company’s annual periods beginning after December 15, 2028, including interim periods within, with early adoption permitted. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a full retrospective basis. The Company is currently in the process of evaluating the impact of this pronouncement on the Company’s related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), to clarify interim disclosure requirements and the applicability of Topic 270. The guidance will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently in the process of evaluating the impact of this pronouncement on the Company’s related disclosures.

The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s Consolidated Financial Statements.

Note 3. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at December 31, 2025 (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$1,810	$—	$—	$1,810
United States government agency securities	23,431	49	(1)	23,479
Corporate debt securities	36,768	55	(1)	36,822
Mortgage-backed securities	2,795	7	(185)	2,617
Total available-for-sale securities	$64,804	$111	$(187)	$64,728

The following is a summary of available-for-sale securities at December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$1,773	$—	$—	$1,773
United States government agency securities	24,060	54	(52)	24,062
Corporate debt securities	33,357	53	(39)	33,371
Mortgage-backed securities	3,070	—	(317)	2,753
Total available-for-sale securities	$62,260	$107	$(408)	$61,959

Available-for-sale securities at December 31, 2025 and December 31, 2024, consisted of the following by contractual maturity (in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$46,128	$46,209	$38,174	$38,173
Greater than one year and less than five years	18,676	18,519	24,086	23,786
Total available-for-sale securities	$64,804	$64,728	$62,260	$61,959

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$3,203	$(1)	$—	$—	$3,203	$(1)
United States government agency securities	—	—	260	(1)	260	(1)
Mortgage-backed securities	214	(1)	2,219	(184)	2,433	(185)
Total	$3,417	$(2)	$2,479	$(185)	$5,896	$(187)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$14,002	$(27)	$3,967	$(12)	$17,969	$(39)
United States government agency securities	8,468	(37)	3,279	(15)	11,747	(52)
Mortgage-backed securities	402	(10)	2,351	(307)	2,753	(317)
Total	$22,872	$(74)	$9,597	$(334)	$32,469	$(408)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the years ended December 31, 2025, 2024 and 2023, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The Company recorded less than $0.1 million of gross realized gains from the sale or maturity of available-for-sale investments during the years ended December 31, 2025, 2024 and 2023, respectively. The Company recorded less than $0.1 million of gross realized losses from the sale or maturity of available-for-sale investments during the years ended December 31, 2025, 2024 and 2023, respectively.

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

To estimate the fair value of Level 2 debt securities as of December 31, 2025, the Company’s primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. Corporate debt and U.S. government agency securities are systematically priced by this service as of the close of business each business day. If the primary pricing service does not price a specific asset a secondary pricing service is utilized.

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2025 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$1,810	$1,810	$—	$—
United States government agency securities	Short-term investments	23,479	—	23,479	—
Corporate debt securities	Short-term investments	36,822	—	36,822	—
Mortgage-backed securities	Short-term investments	2,617	—	2,617	—
Total short-term investments		$64,728	$1,810	$62,918	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2024 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$1,773	$1,773	$—	$—
United States government agency securities	Short-term investments	24,062	—	24,062	—
Corporate debt securities	Short-term investments	33,371	—	33,371	—
Mortgage-backed securities	Short-term investments	2,753	—	2,753	—
Total short-term investments		$61,959	$1,773	$60,186	$—

The Company did not have any transfers among fair value measurement levels during the years ended December 31, 2025 and December 31, 2024.

Note 4. Inventories

Inventories at December 31, 2025 and December 31, 2024, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$8,499	$8,641
Work-in-process	22,687	22,522
Finished goods	40,058	21,132
Total inventories	71,244	52,295
Less: non-current inventories	15,143	14,145
Total current inventories	$56,101	$38,150

Non-current inventories primarily consists of raw materials and work-in-process.

Note 5. Property and Equipment, net

Property and equipment, net at December 31, 2025 and December 31, 2024, consisted of the following (in thousands):

	December 31,
	2025	2024
Construction-in-progress	$2,901	$—
Machinery and equipment	6,387	5,949
Computer equipment and software	3,593	3,969
Furniture and fixtures	1,859	2,008
Leasehold improvements	12,189	12,192
Consigned equipment	1,948	1,475
Total property and equipment, gross	28,877	25,593
Accumulated depreciation and amortization	(19,673)	(18,439)
Total property and equipment, net	$9,204	$7,154

Depreciation and amortization expense related to property and equipment, net was $2.0 million, $2.0 million and $2.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. As part of the Company’s restructuring plan, $0.7 million was recognized as an impairment of long-lived assets for leasehold improvements and furniture and fixtures and was recorded within “Restructuring” on the Company’s consolidated statement of operations for the year ended December 31, 2023. No impairment charges were incurred for the years ended December 31, 2025 and 2024.

Note 6. Accrued Liabilities

Accrued liabilities at December 31, 2025 and December 31, 2024, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation and related costs	$18,261	$11,939
Accrued professional services	3,610	3,406
Other accrued expenses	3,400	3,598
Total accrued liabilities	$25,271	$18,943

Note 7. Restructuring

In June 2023, pursuant to the Board of Directors’ approval, the Company began implementing a restructuring plan to pursue greater efficiency and to realign its business and strategic priorities. This included a facilities consolidation strategy to cease use of a part of its corporate office building under its operating lease (see Note 10, Commitments and Contingencies) and reduction in force of its employee base. Affected employees received severance consideration and continuation of benefits, as well as transition assistance. During the year ended December 31, 2023, the Company recognized $3.7 million of restructuring charges related to severance cost and facilities consolidation. The Company substantially implemented the restructuring plan in 2023. The following is a summary of the Company’s accrued restructuring costs for one-time termination benefits, recorded within “Accrued liabilities” on the Company’s consolidated balance sheets (in thousands):

	Balance at	Restructuring		Balance at
	December 31, 2024	Charge	Cash Payments	December 31, 2025
One-time termination benefits	$—	$—	$—	$—
Other	206	—	(26)	180
Total	$206	$—	$(26)	$180

Note 8. Debt

Debt at December 31, 2025, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$65,000	$(80)	$64,920
Revolving Loan	18,968	—	18,968
Total debt	83,968	(80)	83,888
Less: current portion	43,343	—	43,343
Non-current portion	$40,625	$(80)	$40,545

Debt at December 31, 2024, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$65,000	$(138)	$64,862
Revolving Loan	19,297	—	19,297
Total debt	84,297	(138)	84,159
Less: current portion	19,297	—	19,297
Non-current portion	$65,000	$(138)	$64,862

Principal, interest and fee payments on the Term Loan Credit Agreement (as defined below) at December 31, 2025, are expected to be as follows (in thousands):

Year ended December 31,	Principal	Interest and Fees	Total
2026	$24,375	$6,181	$30,556
2027	32,500	2,795	35,295
2028	8,125	1,448	9,573
Total	$65,000	$10,424	$75,424

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

Tranche 1, Tranche 2, Tranche 3, and Tranche 4, each bear interest at a floating rate equal to the sum of the Term SOFR rate (subject to a floor of 1.00%) plus 6.50%. Interest on each term loan advance is due and payable monthly in arrears. Interest only payments are due for the first 36 months, and the remaining payments are due over the remaining 24 months. The interest only payment period can be extended for 12 months upon achievement of a specified trailing 12 month net revenue target. The interest rate at December 31, 2025 is approximately 10.7%.

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

As of December 31, 2025 and December 31, 2024, the Company had borrowed $19.0 million and $19.3 million, respectively, under the Revolving Loan Credit Agreement, which is included in “Debt – current” in the Company’s consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at December 31, 2025. Additionally, the Company’s obligations under both agreements are secured by a security interest in substantially all of the Company’s assets, with some exclusions.

Note 9. Leases

Operating Leases

The Company leases its office facilities, located in Concord, California and Amersfoort, the Netherlands, and certain equipment and automobiles under non-cancelable operating leases with initial terms in excess of one year that require the Company to pay operating costs, property taxes, insurance and maintenance. The operating leases expire at various dates through 2031, with certain of the leases providing for renewal options, provisions for adjusting future lease payments based on the consumer price index, and the right to terminate the lease early. The Company does not assume renewals in determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company recorded the lease right-of-use asset and obligation at the present value of lease payments over the lease term. The rates implicit in the Company’s leases are generally not readily determinable. The Company must estimate its incremental borrowing rate to discount the lease payments to present value. Operating lease assets also include lease incentives.

The Company reduced its office space and ceased using approximately 15,000 square feet of rentable area of corporate office building during the third quarter of 2023. The Company recognized a loss of $1.7 million related to this facilities consolidation in the year ended December 31, 2023 included in “Restructuring” on the Company’s consolidated statement of operations.

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Cash payments for operating leases	$3,726	$3,684	$4,188
Right-of-use assets obtained in exchange for operating lease obligations	4,125	231	1,476

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term	4.1 years	4.8 years
Weighted-average discount rate	9.0%	8.6%

Future minimum non-cancelable payments under operating leases as of December 31, 2025, were as follows (in thousands):

Operating Leases
2026	$3,749
2027	4,020
2028	3,351
2029	3,392
2030	859
Thereafter	—
Total future lease payments	$15,371
Less imputed interest	2,313
Present value of lease liabilities (1)	$13,058

(1) Lease liabilities include those operating leases that we plan to sublease as a part of our facilities consolidation restructuring efforts. See Note 7 for additional information.

During the years ended December 31, 2025, 2024 and 2023, the Company recorded operating lease expenses of $4.0 million, $3.9 million and $3.5 million, respectively. As of December 31, 2025, the Company had no leases that have not yet commenced.

Note 10. Commitments and Contingencies

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of December 31, 2025, the Company had $40.3 million of short-term purchase commitments and $3.0 million of long-term purchase commitments, which are not recorded in the Company’s consolidated balance sheets.

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

During the year ended December 31, 2025, no shares of the Company’s common stock were sold under the Amended Sales Agreement. At December 31, 2025, the Company had approximately $96.8 million of common stock available to be sold under the Amended Sales Agreement.

Note 12. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan, eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. In June 2024, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 2.0 million shares. At December 31, 2025, the Company had 1.9 million shares available for future issuance.

Equity Incentive Plans

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors.

2008 Equity Incentive Plan

Prior to the approval by the Company’s stockholders in June 2024 of the 2024 Equity Incentive Plan (the “2024 Plan”), the Company granted equity awards from the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allowed for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12.0 million shares. In June 2023, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.0 million shares. Following the approval by the Company’s stockholders in June 2024 of the 2024 Plan, no additional awards will be granted under the Amended 2008 plan. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally required options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock awards granted under the Amended 2008 Plan were limited to 500,000 shares of common stock per recipient per calendar year. Performance-based cash awards granted under the Amended 2008 Plan were limited to $1.0 million per recipient per calendar year. At December 31, 2025, 3.2 million shares of performance-based stock awards were outstanding.

2024 Equity Incentive Plan

In June 2024, the Company’s stockholders approved the 2024 Plan. The 2024 Plan is intended as the successor to and continuation of the Amended 2008 Plan. No additional awards will be granted under the Amended 2008 Plan. The shares remaining available for grant under the Amended 2008 Plan as of the effective date of the 2024 Plan, plus an additional 5.0 million shares of common stock were initially available for grant and issuance under the 2024 Plan. In addition, the following shares of common stock subject to any outstanding award granted under either the Amended 2008 Plan or the Cerus Corporation Inducement Plan have or will become available for grant and issuance under the 2024 Plan: (i) any shares subject to such award that on or following the effective date of the 2024 Plan are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) any shares subject to such award that on or following the effective date of the 2024 Plan are not issued because such award is settled in cash; and (iii) any shares issued pursuant to such award that on or following the effective date of the 2024 Plan are forfeited back to or repurchased by us because of a failure to vest. In June 2025, the Company’s stockholders approved an amendment and restatement of the 2024 Plan that increased the aggregate number of shares of common stock authorized for issuance by 10.0 million shares. Option awards under the 2024 Plan generally have a maximum term of ten years from the date of the award. The 2024 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over two to four years.

At December 31, 2025, the Company had approximately 27.5 million shares of its common stock subject to a combination of outstanding options and unvested RSUs under the Amended 2008 Plan and the 2024 Plan, of which approximately 10.0 million shares and 17.5 million shares were subject to outstanding options and unvested RSUs, respectively. At December 31, 2025, approximately 15.1 million shares were available for future issuance under the 2024 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2024	12,297	$5.10
Granted	—	—
Exercised	—	—
Forfeited/canceled	(2,270)	4.66
Balance at December 31, 2025	10,027	5.20

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	13,661	$2.73
Granted (1)	11,062	1.52
Vested (1)	(5,902)	2.97
Forfeited (1)	(1,317)	2.41
Balance at December 31, 2025	17,504	1.91

(1) Includes shares issuable under performance-based restricted stock unit awards.

The total fair value of RSUs as of their respective vesting dates, for the years ended December 31, 2025, 2024 and 2023, were $8.8 million, $8.4 million and $8.7 million, respectively.

Information regarding the Company’s stock options outstanding, stock options vested and expected to vest, and stock options exercisable at December 31, 2025, was as follows (in thousands except weighted average exercise price and remaining contractual term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2025
Stock options outstanding	10,027	$5.20	3.14	—
Stock options vested and expected to vest	10,027	$5.20	3.14	—
Stock options exercisable	9,946	$5.19	3.11	—

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the stock option and the Company’s closing stock price on the last trading day of each respective fiscal period.

There were no stock options exercised during the years ended December 31, 2025, 2024 and 2023. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date.

Stock-based Compensation Expense

Stock-based compensation expense recognized on the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$5,554	$5,897	$5,823
Selling, general and administrative	17,313	16,970	14,448
Total stock-based compensation expense	$22,867	$22,867	$20,271

Stock-based compensation expense in the above table does not reflect any income taxes as the Company has experienced a history of net losses since its inception and has a nearly full valuation allowance on its deferred tax assets. In addition, there was neither income tax benefits realized related to stock-based compensation expense nor any stock-based compensation costs capitalized as part of an asset during the years ended December 31, 2025, 2024 and 2023.

As of December 31, 2025, the Company expects to recognize the remaining unamortized stock-based compensation expense of $0.2 million related to non-vested stock options and $14.2 million related to RSUs, net of estimated forfeitures, over an estimated remaining weighted average period of 0.2 years and 1.0 years, respectively.

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

The weighted average assumptions used to value the Company’s stock-based awards for the years ended December 31, 2025, 2024 and 2023, was as follows:

	Year Ended December 31,
	2025	2024	2023
Employee Stock Purchase Plan Rights:
Expected term (in years)	0.74	0.75	0.75
Estimated volatility	65%	79%	70%
Risk-free interest rate	4.04%	4.66%	5.29%
Expected dividend yield	0%	0%	0%

There were no stock options granted during the years ended December 31, 2025, 2024, and 2023. The weighted average grant-date fair value of employee stock purchase rights during the years ended December 31, 2025, 2024 and 2023, was $0.53 per share, $0.92 per share and $0.88 per share, respectively.

Note 13. Retirement Plan

The Company maintains a defined contribution savings plan (the “401(k) Plan”) that qualifies under the provisions of Section 401(k) of the Internal Revenue Code and covers eligible U.S. employees of the Company. Under the terms of the 401(k) Plan, eligible U.S. employees may make pre-tax dollar or post-tax (Roth) contributions of up to 60% of their eligible pay up to a maximum cap established by the IRS. The Company may contribute a discretionary percentage of qualified individual employee’s salaries, as defined, to the 401(k) Plan. In 2019, the Company began providing a 401(k) match, subject to certain limitations. Under the 401(k) match, the Company matches 50% of the first 6% of each employee’s 401(k) contribution, up to an annual maximum of $5,000. The employer match will vest immediately. In 2025, the Company added an after-tax contribution election which is not eligible for the 401(k) match and is not counted towards the IRS maximum cap that is applicable to pre-tax and Roth contributions.

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

The 2016 BARDA agreement and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In September 2023, BARDA committed an additional $3.5 million raising the committed funding to up to $185.5 million as of December 31, 2024. However, the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, was reduced by $8.8 million and would bring the total funding opportunity to $270.2 million through September 2026. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for up to $1.4 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time. As of December 31, 2025 and December 31, 2024, $2.5 million and $2.4 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s consolidated balance sheets related to the 2016 BARDA agreement.

In September 2024, the Company entered into a new agreement with BARDA (“2024 BARDA Agreement”). The 2024 BARDA agreement builds on the 2016 BARDA agreement and aims to further advance the development of the red blood cell system. The 2024 BARDA agreement includes access to funding that is intended to support a planned FDA modular premarket approval application and potential post-approval studies, accelerate development of an improved version of the red blood cell system, and scale up chemistry, manufacturing, and controls activities to enable a broad product launch, if approved. The six-year agreement with BARDA includes a base period (the “2024 Base Period”) with committed funding of up to $32.1 million, and subsequent option periods (each, a “2024 Option Period”) that, if exercised by BARDA and completed, would bring the total funding opportunity to $188.4 million as of December 31, 2024. The Company could be responsible for cost sharing of up to $60.1 million. BARDA will make periodic assessments of the Company’s progress, and the continuation of the agreement is based on the Company’s success in completing the required tasks under the 2024 Base Period and each 2024 Option Period (if and to the extent any 2024 Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the 2024 BARDA agreement, including the ability to terminate for convenience at any time. Under the contract, the Company will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of December 31, 2025 and December 31, 2024, $0.6 million and $0.1 million, respectively, of billed amount was included in “Accounts receivable, net” on the Company’s consolidated balance sheets related to the 2024 BARDA agreement.

In September 2020, the Company entered into a five-year agreement with the FDA for the development of next-generation compounds to optimize pathogen reduction treatment of whole blood to reduce the risk of transfusion-transmitted infections. The agreement, which ended in September 2025, had a total contract value of $11.1 million. As of December 31, 2025 and December 31, 2024, zero and $0.5 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s consolidated balance sheets related to FDA.

In September 2022, the Company entered into an agreement with the U.S. Department of Defense, or DoD, Industrial Base Analysis and Sustainment program for the development of pathogen reduced, lyophilized cryoprecipitate (“Lyo-Cryo”) to treat bleeding due to trauma. In May 2023, the Company and the DoD entered into an amendment to extend the agreement to February 2027 and increased the total contract value from $9.1 million to $17.8 million. In July 2025, the Company and the DoD entered into an additional amendment to extend the agreement to September 2028 to incorporate the Lyo-Cryo manufacturing advancement project phase III clinical study, which increased the total contract value by $7.2 million to $25.0 million. The revenue associated with the DoD contract is recognized on the application of the cost-to-cost input method, which measures the extent of progress towards completion of the single performance obligation based on the ratio of actual costs incurred to the total estimated costs over the performance period of the agreement. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. The estimate of the Company’s measure of progress, which can include additional services, if any, and the estimate of any additional consideration for those additional services, if any, are included in the transaction price which is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis. As such, management applies a certain amount of judgment in estimating both the services and the corresponding timeline through to the completion of the performance obligation, which are key inputs when using the cost-to-cost input method. Given that the estimate of the Company’s measure of progress is updated at each reporting date, and revenue is recognized on a cumulative catch-up basis, a significant change in the remaining estimated costs to complete the services (including revisions to transaction price) could have a significant impact on revenues previously recognized under this arrangement (including reversal of previously recognized revenue) at each reporting date.

As of December 31, 2025 and December 31, 2024, $0.4 million and zero, respectively of unbilled amount was included in “Prepaid and other current assets” on the Company’s consolidated balance sheets related to DoD. As of December 31, 2025 and December 31, 2024, zero and $1.0 million, respectively, of billed amount was included in “Accounts receivable, net” on the Company’s consolidated balance sheets related to DoD. As of December 31, 2025 and December 31, 2024, zero and $0.5 million, respectively, were included in “Deferred revenue” as contract liabilities on the Company’s consolidated balance sheets related to the DoD contract.

Note 15. Income Taxes

U.S and foreign components of consolidated loss before income taxes for the years ended December 31, 2025, 2024 and 2023, was as follows (in thousands):

	2025	2024	2023
Loss before income taxes:
Domestic	$(17,709)	$(21,318)	$(38,281)
International	2,426	562	959
Loss before income taxes	$(15,283)	$(20,756)	$(37,322)

The provision for income taxes for the years ended December 31, 2025, 2024 and 2023, was as follows (in thousands):

	2025	2024	2023
Provision for income taxes:
Current:
Foreign	$338	$130	$285
Federal	—	—	—
State	11	70	36
Total current	349	200	321
Deferred:
Foreign	—	—	—
Federal	3	3	2
State	2	2	2
Total deferred	5	5	4
Provision for income taxes	$354	$205	$325

A summary of cash paid for income taxes, net of refunds received, for the year ended December 31, 2025 was as follows (in thousands):

2025
Federal	$—
State
Pennsylvania	34
Other states	27
Foreign
Netherlands	198
France	42
Total cash paid for income taxes, net of refunds	$301

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	2025	2024
Deferred tax assets
Net operating loss carryforwards	$132,585	$127,184
Research and development credit carryforwards	31,323	29,739
Capitalized research and development	27,362	35,861
Compensation items	10,425	9,437
Other	14,637	13,933
Total deferred tax assets	216,332	216,154
Less valuation allowance	(214,026)	(214,321)
Net deferred tax assets	2,306	1,833

Deferred tax liabilities
Other	(236)	(226)
Right of use asset	(2,149)	(1,676)
Total deferred tax liabilities	(2,385)	(1,902)
Less valuation allowance	—	—
Net deferred tax liabilities	$(79)	$(69)

A reconciliation of the U.S. Federal statutory tax rate to our 2025 annual tax rate is as follows (in thousands):

	Amount	Tax Rate
U.S. federal statutory tax rate	$(3,209)	21%

State income tax, net of federal benefit (1)	11	—
Foreign tax effects
Netherlands
Foreign currency related items	(222)	2
Other	51	—
Other foreign jurisdictions	(1)	—
Tax Credits
Federal research credits(2)	(605)	4
Change in valuation allowance	(1,678)	11
Nontaxable or nondeductible items
Stock compensation(3)	3,501	(23)
Other	(56)	—
Changes in unrecognized tax benefits	(30)	—
Other adjustments
Expired federal carryovers of losses, credits and deductions	2,592	(17)
Total income tax expense	$354	(2%)

(1) State taxes in California, Florida, Massachusetts, and Pennsylvania make up the majority (greater than 50%) of the tax effect in this category.

(2) Current year amount generated net of prior year adjustments and expirations.

(3) Net effects of programs including shortfalls and executive items.

A reconciliation of the U.S. Federal statutory tax rate to our 2024 and 2023 annual tax rate is as follows (in thousands):

	2024	2023
Federal statutory tax	$(4,359)	$(7,838)
Federal research credits	(853)	(1,065)
State research credits	(767)	(642)
Expiration of federal carryovers	5,206	7,284
Change in valuation allowance	(2,357)	1,361
Compensation related items	4,015	3,257
State taxes	(259)	(1,710)
Revision to prior year items	(676)	(664)
Other	255	342
Provision for income taxes	$205	$325

The valuation allowance decreased by $0.3 million for the year ended December 31, 2025, compared to the decrease of $2.6 million and increase $1.0 million for the years ended December 31, 2024 and 2023, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception, the need for regulatory approval of the Company’s products prior to commercialization and expected near-term future losses. The Company expects to maintain a valuation allowance until circumstances change.

For the year ended December 31, 2025, the Company reported pretax net losses on its consolidated statement of operations and calculated taxable losses for federal purposes and varying taxable income and losses for state purposes based on individual jurisdictions. The differences between reported net loss and taxable income or loss are due to differences between book accounting and the respective tax laws. The most notable differences are the treatment of research and development expenses and compensation related items.

The Company’s tax losses and credits are subject to varying carryforward periods. The gross amounts and dates of expiration of the significant carryforwards are as follows:

		Expires	Expires	Expires	No
	Total	2026-2028	2029-2035	2036-2045	Expiration
Federal losses carryovers	$584,015	$82,920	$199,210	$74,375	$227,510
California loss carryovers	108,035	19,243	48,774	40,018	—
Other state loss carryovers	52,119	16	5,175	33,217	13,711
Federal research credits	17,852	1,117	2,533	14,202	—
California research credits	16,887	—	—	—	16,887
Federal foreign tax credits	610	610	—	—	—

The Company’s ability to utilize net operating loss and research and development credit carryforwards is limited by (a) its ability to generate future taxable income, (b) varying apportionment and allocation rules, and (c) limitations pursuant to the ownership change rules in accordance with Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions.

The Company’s unrecognized tax benefits primarily relate to federal and California research tax credits. These tax credits have not been utilized on any tax return and currently have no impact on the Company’s tax expense due to the Company’s operating losses and the related valuation allowances. There are additional unrecognized tax benefits related to foreign activities.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	December 31,	December 31,
	2025	2024
Unrecognized tax benefits at beginning of period	$7,837	$7,924
Decreases related to expired carryforwards	(82)	(344)
Decreases related to administrative proceedings	—	(127)
Increases related to prior year tax positions	52	94
Increases related to current year tax positions	298	290
Unrecognized tax benefits at end of period	$8,105	$7,837

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the years ended December 31, 2025, 2024 and 2023 (in percentages):

	Year Ended December 31,
	2025	2024	2023
American Red Cross	33%	35%	35%
Établissement Français du Sang	10%	11%	12%

Revenues by geographical location were based on the location of the customer during the years ended December 31, 2025, 2024 and 2023, and was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Product revenue:
United States	$124,723	$109,256	$93,232
France	21,198	19,692	18,490
Other countries	60,212	51,322	44,645
Total product revenue	206,133	180,270	156,367
Government contract revenue:
United States	27,665	21,051	30,430
Total government contract revenue	27,665	21,051	30,430
Total revenue	$233,798	$201,321	$186,797

Long-lived assets by geographical location at December 31, 2025 and December 31, 2024, were as follows (in thousands):

	December 31,
	2025	2024
United States	$5,470	$6,807
Europe & other	3,734	347
Total long-lived assets	$9,204	$7,154

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2026.

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

Signature	Title	Date

/s/ william m. greenman William M. Greenman	President, Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	March 2, 2026

/s/ kevin d. green Kevin D. Green	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2026

/s/ eric h. bjerkholt Eric H. Bjerkholt	Director	March 2, 2026

/s/ dean a. gregory Dean A. Gregory	Director	March 2, 2026

/s/ Ann Lucena Ann Lucena	Director	March 2, 2026

/s/ timothy l. moore Timothy L. Moore	Director	March 2, 2026

/s/ jami nachtsheim Jami Nachtsheim	Director	March 2, 2026

/s/ hua shan, md, ph.d.	Director	March 2, 2026
Hua Shan, MD, Ph.D.

/s/ frank witney, ph.d. Frank Witney, Ph.D.	Director	March 2, 2026