Form 10-Q
period 2026-03-31
CERUS CORP
filed 2026-04-30
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 16, 2026, there were 200,368,974 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2026

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,850	$19,961
Short-term investments	52,575	62,918
Accounts receivable, net	29,322	30,374
Current inventories	61,123	56,101
Prepaid and other current assets	4,471	5,030
Total current assets	175,341	174,384
Non-current assets:
Property and equipment, net	9,248	9,204
Operating lease right-of-use assets	9,450	10,124
Goodwill	1,316	1,316
Restricted cash	631	639
Non-current inventories	15,723	15,143
Other assets	11,199	11,049
Total assets	$222,908	$221,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,789	$28,008
Accrued liabilities	18,332	25,271
Debt – current	52,397	43,343
Operating lease liabilities – current	3,144	2,905
Deferred revenue	1,721	1,274
Total current liabilities	107,383	100,801
Non-current liabilities:
Debt – non-current	32,434	40,545
Operating lease liabilities – non-current	9,383	10,153
Other non-current liabilities	5,422	5,395
Total liabilities	154,622	156,894
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common Stock	200	192
Additional paid-in capital	1,150,471	1,145,343
Accumulated other comprehensive loss	(323)	(156)
Accumulated deficit	(1,082,795)	(1,081,155)
Total Cerus Corporation stockholders’ equity	67,553	64,224
Noncontrolling interest	733	741
Total liabilities and stockholders’ equity	$222,908	$221,859

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Product revenue	$53,661	$43,239
Cost of product revenue	25,767	17,815
Gross profit on product revenue	27,894	25,424
Government contract revenue	6,232	5,614
Operating expenses:
Research and development	14,532	16,605
Selling, general and administrative	19,948	20,286
Total operating expenses	34,480	36,891
Loss from operations	(354)	(5,853)
Non-operating expense, net:
Foreign exchange gain (loss)	150	(287)
Interest expense	(1,872)	(2,110)
Other income, net	519	606
Total non-operating expense, net	(1,203)	(1,791)
Loss before income taxes	(1,557)	(7,644)
Provision for income taxes	91	74
Net loss	(1,648)	(7,718)
Net loss attributable to noncontrolling interest	(8)	(1)
Net loss attributable to Cerus Corporation	$(1,640)	$(7,717)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.01)	$(0.04)
Weighted average shares outstanding:
Basic and diluted	194,142	187,066

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(1,648)	$(7,718)
Other comprehensive income (loss)
Foreign currency translation adjustment	6	3
Unrealized (losses) gains on available-for-sale investments, net of taxes	(173)	131
Comprehensive loss	(1,815)	(7,584)
Comprehensive loss attributable to noncontrolling interest	(8)	(1)
Total comprehensive loss attributable to Cerus Corporation	$(1,807)	$(7,583)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Three Months Ended March 31, 2026

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2025	192,142	$192	$1,145,343	$(156)	$(1,081,155)	$741	$64,965
Issuance of common stock from vesting of restricted stock units and ESPP purchases	8,174	8	224	—	—	—	232
Stock-based compensation	—	—	4,904	—	—	—	4,904
Other comprehensive loss	—	—	—	(167)	—	—	(167)
Net loss	—	—	—	—	(1,640)	(8)	(1,648)
Balances as of March 31, 2026	200,316	$200	$1,150,471	$(323)	$(1,082,795)	$733	$68,286

	Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2024	185,766	$186	$1,121,887	$(400)	$(1,065,528)	$751	$56,896
Issuance of common stock from vesting of restricted stock units and ESPP purchases	5,348	5	290	—	—	—	295
Stock-based compensation	—	—	6,635	—	—	—	6,635
Other comprehensive income	—	—	—	134	—	—	134
Net loss	—	—	—	—	(7,717)	(1)	(7,718)
Balances as of March 31, 2025	191,114	$191	$1,128,812	$(266)	$(1,073,245)	$750	$56,242

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net loss	$(1,648)	$(7,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	447	307
Stock-based compensation	4,904	6,635
Non-cash operating lease cost	667	619
Net loss on sale of available-for-sale securities	1	—
Unrealized loss on investments	105	40
Non-cash interest expense	98	98
Foreign currency remeasurement (gain) loss	(277)	497
Changes in operating assets and liabilities:
Accounts receivable	869	3,661
Inventories	(5,815)	(6,333)
Prepaid and other assets	542	(2,312)
Accounts payable	4,141	5,037
Accrued liabilities and other non-current liabilities	(7,529)	(2,426)
Deferred revenue	446	1,051
Net cash used in operating activities	(3,049)	(844)
Investing activities
Capital expenditures	(233)	(112)
Purchases of investments	(8,410)	(7,964)
Proceeds from maturities and sale of investments	18,503	6,887
Net cash provided by (used in) investing activities	9,860	(1,189)
Financing activities
Net proceeds from equity incentives	263	326
Net costs from public offerings	—	(56)
Net proceeds from revolving line of credit	929	801
Net cash provided by financing activities	1,192	1,071
Effect of exchange rates on cash, cash equivalents, and restricted cash	(122)	186
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,881	(776)
Cash, cash equivalents, and restricted cash, beginning of period	20,600	21,361
Cash, cash equivalents, and restricted cash, end of period	$28,481	$20,585

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation, its subsidiary, and its variable interest entity in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance, after elimination of all intercompany accounts and transactions (together with Cerus Corporation, hereinafter “Cerus” or the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any future periods.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025, which were included in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on March 2, 2026. The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements as of that date.

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

The Company receives funding under its U.S. government contracts that support research and development of defined projects. The Biomedical Advanced Research and Development Authority (“BARDA”) and the U.S. Food and Drug Administration (“FDA”) contracts generally provide for reimbursement of approved costs incurred under the terms of the contracts. Revenue related to the cost reimbursement provisions is recognized as the qualified direct and indirect costs on the projects are incurred. The FDA contract ended in September 2025. The Department of Defense (“DoD”) contract provides for payments upon completion of each milestone. Revenue from the DoD contract is recognized on the application of the cost-to-cost input method, which measures the extent of progress towards completion of its single performance obligation based on the ratio of actual costs incurred to the total estimated costs over the performance period of the agreement. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. The Company invoices under its U.S. government contracts using the provisional rates in the government contracts and thus is subject to future audits at the discretion of the government. The Company believes that government contract revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. However, these audits could result in an adjustment to government contract revenue previously reported, which adjustments could be potentially significant. Costs incurred related to services performed under the contracts are included as a component of research and development or selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contracts.

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three months ended March 31, 2026 and 2025, was as follows (in thousands):

	March 31,
	2026	2025
Product revenue:
North America	$36,756	$30,601
Europe, Middle East and Africa	15,679	12,211
Other	1,226	427
Total product revenue	$53,661	$43,239

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of each of March 31, 2026 and December 31, 2025, $3.2 million was included in “Other assets” on the Company’s condensed consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of March 31, 2026 and December 31, 2025, $3.7 million and $3.8 million, respectively, were included in “Other non-current liabilities,” and as of each of March 31, 2026 and December 31, 2025, $0.2 million was included in “Accrued liabilities” on the Company’s condensed consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income, net”, on the Company’s condensed consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of March 31, 2026 and December 31, 2025, the Company’s “Restricted cash” consisted primarily of certain non-U.S. dollar denominated deposits in compliance with certain foreign contractual requirements and a letter of credit relating to an office building lease.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At March 31, 2026, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers that accounted for more than 10% of the Company’s outstanding accounts receivable at both March 31, 2026 and December 31, 2025. These customers cumulatively represented approximately 58% and 50% of the Company’s outstanding receivables at March 31, 2026 and December 31, 2025, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At March 31, 2026 and December 31, 2025, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain components for the illuminators. Platelet and plasma systems’ disposable kits generally expire no later than 24 months from the date of manufacture. In the fourth quarter of 2024, the Company received FDA approval for an 18-month shelf life for our platelet kits. Illuminators and individual components do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Non-current inventories” in the condensed consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At March 31, 2026 and December 31, 2025, the Company had recorded reserves of $0.2 million and $0.6 million for potential obsolete, expiring or unsalable product.

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

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three months ended March 31, 2026 and 2025, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three months ended March 31, 2026 and 2025 (shares in thousands):

	Three Months Ended
	March 31,
	2026	2025
Weighted average number of anti-dilutive potential shares:
Stock options	9,572	11,789
Restricted stock units	19,925	16,236
Employee stock purchase plan rights	100	175
Total	29,597	28,200

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities – current” and “Operating lease liabilities – non-current” in the Company’s condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Company did not have finance leases.

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

Guarantee and Indemnification Arrangements

The Company recognizes the fair value for guarantee and indemnification arrangements issued or modified by the Company. In addition, the Company monitors the conditions that are subject to the guarantees and indemnifications in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the agreements that the Company is a party to contain provisions that indemnify the counterparty from damages and costs resulting from claims that the Company’s technology infringes the intellectual property rights of a third-party or claims that the sale or use of the Company’s products have caused personal injury or other damage or loss. The Company has not received any such requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions.

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at March 31, 2026 and December 31, 2025.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at March 31, 2026 (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$12,770	$—	$—	$12,770
United States government agency securities	19,249	7	(39)	19,217
Corporate debt securities	30,853	13	(38)	30,828
Mortgage-backed securities	2,722	5	(197)	2,530
Total available-for-sale securities	$65,594	$25	$(274)	$65,345

The following is a summary of available-for-sale securities at December 31, 2025 (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$1,810	$—	$—	$1,810
United States government agency securities	23,431	49	(1)	23,479
Corporate debt securities	36,768	55	(1)	36,822
Mortgage-backed securities	2,795	7	(185)	2,617
Total available-for-sale securities	$64,804	$111	$(187)	$64,728

Available-for-sale securities at March 31, 2026 and December 31, 2025, consisted of the following by contractual maturity (in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$48,946	$48,953	$46,128	$46,209
Greater than one year and less than five years	16,648	16,392	18,676	18,519
Total available-for-sale securities	$65,594	$65,345	$64,804	$64,728

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$18,573	$(38)	$—	$—	$18,573	$(38)
United States government agency securities	8,875	(39)	—	—	8,875	(39)
Mortgage-backed securities	205	(2)	2,151	(195)	2,356	(197)
Total	$27,653	$(79)	$2,151	$(195)	$29,804	$(274)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$3,203	$(1)	$—	$—	$3,203	$(1)
United States government agency securities	—	—	260	(1)	260	(1)
Mortgage-backed securities	214	(1)	2,219	(184)	2,433	(185)
Total	$3,417	$(2)	$2,479	$(185)	$5,896	$(187)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three months ended March 31, 2026 and 2025, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The gross realized gains or losses from the sale or maturity of available-for-sale investments were de minimis for all periods presented.

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

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at March 31, 2026 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$12,770	$12,770	$—	$—
United States government agency securities	Short-term investments	19,217	—	19,217	—
Corporate debt securities	Short-term investments	30,828	—	30,828	—
Mortgage-backed securities	Short-term investments	2,530	—	2,530	—
Total short-term investments		$65,345	$12,770	$52,575	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2025 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$1,810	$1,810	$—	$—
United States government agency securities	Short-term investments	23,479	—	23,479	—
Corporate debt securities	Short-term investments	36,822	—	36,822	—
Mortgage-backed securities	Short-term investments	2,617	—	2,617	—
Total short-term investments		$64,728	$1,810	$62,918	$—

The Company did not have any transfers among fair value measurement levels during the three months ended March 31, 2026 and 2025.

Note 3. Inventories

Inventories at March 31, 2026 and December 31, 2025, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$8,866	$8,499
Work-in-process	23,613	22,687
Finished goods	44,367	40,058
Total inventories	76,846	71,244
Less: non-current inventories	15,723	15,143
Total current inventories	$61,123	$56,101

Non-current inventories primarily consists of raw materials and work-in-process.

Note 4. Accrued Liabilities

Accrued liabilities at March 31, 2026 and December 31, 2025, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation and related costs	$11,791	$18,261
Accrued professional services	3,413	3,610
Other accrued expenses	3,128	3,400
Total accrued liabilities	$18,332	$25,271

Note 5. Debt

Debt at March 31, 2026, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$65,000	$(66)	$64,934
Revolving Loan	19,897	—	19,897
Total debt	84,897	(66)	84,831
Less: current portion	52,397	—	52,397
Non-current portion	$32,500	$(66)	$32,434

Debt at December 31, 2025, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$65,000	$(80)	$64,920
Revolving Loan	18,968	—	18,968
Total debt	83,968	(80)	83,888
Less: current portion	43,343	—	43,343
Non-current portion	$40,625	$(80)	$40,545

Principal, interest and fee payments on the Term Loan Credit Agreement (as defined below) at March 31, 2026, are expected to be as follows (in thousands):

Year ending December 31,	Principal	Interest and Fees	Total
2026	$24,375	$4,472	$28,847
2027	32,500	2,816	35,316
2028	8,125	1,450	9,575
Total	$65,000	$8,738	$73,738

Loan Agreements

On March 31, 2023, the Company entered into an Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) which amended and restated its then existing term loans. The Term Loan Credit Agreement provides a secured term loan facility in an aggregate principal amount of up to $75.0 million. The Company borrowed the first advance of $40.0 million (“Tranche 1”) and the second advance of $15.0 million (“Tranche 2”) on the closing date to refinance the term loans under the prior term loans. Under the terms of the Term Loan Credit Agreement, (i) the third advance of $10.0 million (“Tranche 3”) was available to the Company through July 1, 2024, and (ii) the fourth advance of $10.0 million (“Tranche 4”), was available to the Company through July 1, 2025, subject to the Company’s satisfaction of certain other conditions described in the Term Loan Credit Agreement.

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

Tranche 1, Tranche 2, and Tranche 3 each bear interest at a floating rate equal to the sum of the Term SOFR rate (subject to a floor of 1.00%) plus 6.50%. Interest on each term loan advance is due and payable monthly in arrears. Interest only payments are due for the first 36 months, and the remaining payments are due over the remaining 24 months. The interest only payment period can be extended for 12 months upon achievement of a specified trailing 12 month net revenue target. The interest rate at March 31, 2026 is approximately 10.5%.

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

As of March 31, 2026 and December 31, 2025, the Company had borrowed $19.9 million and $19.0 million, respectively, under the Revolving Loan Credit Agreement, which is included in “Debt – current” in the Company’s condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at March 31, 2026. Additionally, the Company’s obligations under both agreements are secured by a security interest in substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cash payments for operating leases	$671	$692
Right-of-use assets obtained in exchange for operating lease obligations	12	1,287

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term	3.9 years	4.1 years
Weighted-average discount rate	9.0%	9.0%

Future minimum non-cancelable payments under operating leases as of March 31, 2026, were as follows (in thousands):

Operating Leases
2026	$3,048
2027	4,020
2028	3,351
2029	3,392
2030	859
Thereafter	—
Total future lease payments	$14,670
Less imputed interest	2,143
Present value of lease liabilities	$12,527

The operating lease expense for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating lease expense	$1,117	$965

As of March 31, 2026, the Company had no leases that have not yet commenced.

Note 7. Commitments and Contingencies

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of March 31, 2026, the Company had $32.7 million of short-term purchase commitments and $3.0 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

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

During the three months ended March 31, 2026, no shares of the Company’s common stock were sold under the Amended Sales Agreement. At March 31, 2026, the Company had approximately $96.8 million of common stock available to be sold under the Amended Sales Agreement.

Note 9. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan, eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. In June 2024, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 2.0 million shares. At March 31, 2026, the Company had 1.6 million shares available for future issuance.

Equity Incentive Plans

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors.

2008 Equity Incentive Plan

Prior to the approval by the Company’s stockholders in June 2024 of the 2024 Equity Incentive Plan (the “2024 Plan”), the Company granted equity awards from the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allowed for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12.0 million shares. In June 2023, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.0 million shares. Following the approval by the Company’s stockholders in June 2024 of the 2024 Plan, no additional awards will be granted under the Amended 2008 plan. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally required options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock awards granted under the Amended 2008 Plan were limited to 500,000 shares of common stock per recipient per calendar year. Performance based cash awards granted under the Amended 2008 Plan were limited to $1.0 million per recipient per calendar year. At March 31, 2026, 3.6 million shares of performance-based stock awards were outstanding.

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

At March 31, 2026, the Company had approximately 27.3 million shares of its common stock subject to a combination of outstanding options and unvested RSUs under the Amended 2008 Plan and the 2024 Plan, of which approximately 8.7 million shares and 18.6 million shares were subject to outstanding options and unvested RSUs, respectively. At March 31, 2026, approximately 7.4 million shares were available for future issuance under the 2024 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2025	10,027	$5.20
Granted	—	—
Exercised	—	—
Forfeited/canceled	(1,286)	5.00
Balance at March 31, 2026	8,741	5.23

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2025	17,504	$1.91
Granted (1)	9,159	2.18
Vested (1)	(7,931)	2.11
Forfeited (1)	(158)	1.71
Balance at March 31, 2026	18,574	1.96

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

Note 10. Income Taxes

The Company recorded income tax expense of $0.1 million during the three months ended March 31, 2026 and the three months ended March 31, 2025, primarily related to the operating activities of the Company’s Cerus Europe B.V. subsidiary.

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

The 2016 BARDA agreement and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In September 2023, BARDA committed an additional $3.5 million, which raised the committed funding to up to $185.5 million. As of March 31, 2026, the committed funding remains at up to $185.5 million. However, the potential for the exercise by BARDA of subsequent Option Periods that, if exercised by BARDA and completed, was reduced by $8.8 million and would bring the total funding opportunity to $270.2 million through September 2026. If exercised by BARDA, subsequent Option Periods would fund activities related to broader implementation of the platelet and plasma system or the red blood cell system in areas of emerging pathogens, clinical and regulatory development programs in support of the potential licensure of the red blood cell system in the U.S., and development, manufacturing and scale-up activities for the red blood cell system. The Company could be responsible for up to $1.4 million of co-investment if certain Option Periods are exercised. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time. As of March 31, 2026 and December 31, 2025, $2.7 million and $2.5 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the 2016 BARDA agreement.

In September 2024, the Company entered into a new agreement with BARDA (“2024 BARDA Agreement”). The 2024 BARDA agreement builds on the 2016 BARDA agreement and aims to further advance the development of the red blood cell system. The 2024 BARDA agreement includes access to funding that is intended to support a planned FDA modular premarket approval application and potential post-approval studies, accelerate development of an improved version of the red blood cell system, and scale up chemistry, manufacturing, and controls activities to enable a broad product launch, if approved. The six-year agreement with BARDA includes a base period (the “2024 Base Period”) with committed funding of up to $32.1 million, and subsequent option periods (each, a “2024 Option Period”) that, if exercised by BARDA and completed, would bring the total funding opportunity to $188.4 million. As of March 31, 2026, the total funding opportunity remains at up to $188.4 million. The Company could be responsible for cost sharing of up to $60.1 million. BARDA will make periodic assessments of the Company’s progress, and the continuation of the agreement is based on the Company’s success in completing the required tasks under the 2024 Base Period and each 2024 Option Period (if and to the extent any 2024 Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the 2024 BARDA agreement, including the ability to terminate for convenience at any time. Under the contract, the Company will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of March 31, 2026 and December 31, 2025, $0.8 million and $0.6 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the 2024 BARDA agreement.

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

As of March 31, 2026 and December 31, 2025, $0.2 million and $0.4 million, respectively, of unbilled amount was included in “Prepaid and other current assets” on the Company’s condensed consolidated balance sheets related to DoD. As of March 31, 2026 and December 31, 2025, $0.1 and zero, respectively, of billed amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to DoD.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
American Red Cross	32%	39%
OneBlood, Inc.	12%	*
Établissement Français du Sang	11%	11%

* Represents an amount less than 10% of product revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the three months ended March 31, 2026, are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements are contained principally in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A, “Risk Factors.” These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements may include, but are not limited to, statements about:

•
the impact of macroeconomic developments, including escalating trade tensions and existing tariffs and potential new or increased tariffs and the ongoing conflicts between Ukraine and Russia, the Middle East, as well as the risk of a global conflict on our business and operations as well as the business or operations of our customers, manufacturers, research partners, and other third parties with whom we conduct business;
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
•
the amount and availability of funding we may receive under our government contracts with the Biomedical Advanced Research and Development Authority, or BARDA, and the U.S. Department of Defense, or DoD, due to executive orders impacting government contract funding and personnel, U.S. government shutdowns or otherwise;
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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application for conformity assessment to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system in December 2018 under the Medical Device Directive 93/42/EEC, or MDD, and in June 2021, we completed the resubmission of our application under the MDR. In October 2024, we announced that TÜV-SÜD, our Notified Body for the red blood cell system, in consultation with the Dutch Medicines Evaluation Board, or CBG, the Competent Authority for the red blood cell system, reviewed information regarding the medicinal product or active pharmaceutical ingredient of our MDR application and concluded that the data provided were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without successful completion of the conformity assessment and issuance of a CE Certificate of Conformity. In collaboration with TÜV-SÜD, we developed a plan for resubmission of our application and identified a new Competent Authority. We revised our MDR application to address the questions raised by CBG and submitted a new MDR application for the red blood cell system to TÜV-SÜD. In July 2025, we announced that TÜV-SÜD completed their clinical assessment of our new MDR application and transferred information regarding the active substances, or API, to the identified competent authority, the State Institute for Drug Control, or SÚKL. After discussions with TÜV-SÜD, we decided to transfer the review of the API from SÚKL to the French National Agency for Medicines and Health Products Safety, or ANSM. We cannot predict if or when a decision concerning certification would occur. In addition, as a result of the resubmission of our MDR application, our product development costs will be ongoing. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells when compared to conventional, red blood cells. In addition, in the first quarter of 2024, we announced positive topline results from a Phase 3 clinical trial in the U.S., known as the ReCePI study, that was designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. We announced that the ReCePI study met its primary efficacy endpoint, demonstrating non-inferiority for INTERCEPT RBCs compared to conventional RBCs as measured by the incidence of acute kidney injury (AKI) following transfusion of study RBCs. We continue to believe that we will need to conduct, complete and generate acceptable data from an additional Phase 3 clinical trial in chronic anemia patients in the U.S., in vitro studies, and other necessary activities before the FDA will consider our red blood cell system for potential approval. While we previously anticipated that the completion of the RedeS clinical trial and the planned final PMA module submission would occur in the second half of 2026, we anticipate that additional clinical trial data will be required to supplement our two Phase 3 clinical trials, ReCePI and RedeS. Enrollment of the RedeS clinical trial was completed in 2025 and we anticipate the completion of the trial in the second half of 2026. Discussion of the planned PMA module submissions with the FDA will not occur prior to the completion of the RedeS trial. In any event, for our planned modular PMA application, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot provide assurance that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data. In addition, if we are unable to generate the additional data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system. We must also demonstrate to the FDA an ability to define, test and meet acceptable specifications for our current manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can initiate our planned modular PMA application submission to and seek regulatory approval of the red blood cell system from the FDA. We do not know whether or not the FDA will have a similar perspective on the information regarding the medicinal product as CBG, or that we will be able to answer such questions satisfactorily, should they arise. We are also planning a prospective, open-label, controlled Phase 2 study designed to determine whether INTERCEPT RBC transfusions into patients with pre-existing antibodies to INTERCEPT RBCs will result in increased antibody titer indicative of a secondary immune response. Subjects will have samples drawn pre-transfusion and over 90-days post transfusion to detect responses to INTERCEPT RBCs. Clinical evidence of hemolysis will be evaluated using routine laboratory testing. If treatment emergent antibody reactions associated with hemolysis are observed, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S.

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

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. We commercialize and sell finished IFC made by our manufacturing blood center partners and other blood centers directly to hospitals and indirectly through certain blood centers. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete its process validations and obtain site-specific licenses from the FDA Center for Biologics Evaluation and Research, or CBER, before we or they can sell finished IFC in interstate commerce. While all of our manufacturing partners have now received their Biologics License Application, or BLAs, from CBER, we plan to continue working with any other U.S.-based blood centers producing IFC to support their licensure applications. Delays in obtaining these licenses have adversely impacted and additional delays will adversely impact the nationwide availability of IFC in the U.S. In addition, we have also entered into certain agreements with blood centers who will purchase the finished IFC from us to sell to their hospital customers, and with blood center and blood center affiliate organizations to sell INTERCEPT Blood System for Cryoprecipitation kits to produce finished IFC for their own sales efforts to hospitals. Furthermore, most of our agreements with blood center manufacturing partners do not contain minimum production requirements. If our blood center manufacturing partners do not produce sufficient quantities of IFC, or at all, our commercialization efforts will be negatively impacted. However, until we sell sufficient INTERCEPT Blood System for Cryoprecipitation kits to blood center affiliate organizations, expand the number of manufacturing partners producing IFC for us, or more blood centers producing IFC receive approval of their BLAs, our IFC sales will be limited. We have experienced an acceleration in IFC kit sales to blood centers and a shift away from direct sales to hospitals. We expect this trend to continue and that our IFC sales will continue to predominately be kit sales to blood centers.

We have borrowed and, in the future, may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, as described below, or potentially pursuant to new arrangements with different lenders. We have borrowed and may in the future borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, the principal amounts outstanding under our Term Loan Credit Agreement began amortizing on April 1, 2026 and will require us to pay amounts as they come due in cash, which would negatively impact our available working capital. Should interest rates increase, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense. In addition, we may opportunistically seek access to the equity capital markets to support our development efforts and operations, including through the Controlled Equity OfferingSM Sales Agreement, as amended, or the Sales Agreement. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries are experiencing an inflationary environment. The Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel, and Iran have created extreme volatility in the global credit and financial markets and has had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets, which could continue to drive inflationary pressures and increase global recession risk. In addition, the U.S. Federal Reserve in the past has raised, and may again raise, interest rates in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, including as a result of tariffs imposed by the Trump administration and retaliatory tariffs imposed by China and other countries. Additionally, costs to transport our products may increase and access to timely shipping may be limited. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs will be ongoing in connection with our resubmission of our MDR application and, as discussed above, transferring the review of the API from SÚKL to ANSM. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time our existing operations provide sufficient cash flow to conduct these trials.

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

The 2016 BARDA Agreement provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under this agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of March 31, 2026, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period and under exercised option periods, in an aggregate amount of up to $185.5 million. BARDA will no longer exercise any unexercised options under the 2016 BARDA Agreement. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding our agreements with BARDA.

In September 2024, we entered into the 2024 BARDA Agreement. The 2024 BARDA Agreement builds on the 2016 BARDA Agreement and aims to further advance the development of the red blood cell system. The 2024 BARDA Agreement includes access to funding that is intended to support a planned FDA modular premarket approval application and potential post-approval studies, accelerate development of an improved version of the red blood cell system, and scale up chemistry, manufacturing, and controls activities to enable a broad product launch, if approved. The six-year agreement with BARDA includes a base period, or the 2024 Base Period, with committed funding of up to $32.1 million, and subsequent option periods, or 2024 Option Periods, that, if exercised by BARDA and completed, would bring the total funding opportunity to $188.4 million as of March 31, 2026. We could be responsible for cost sharing of up to $60.1 million which we would satisfy by agreeing to utilize lower fringe, overhead, and G&A rates for select options than we are otherwise allowed to use as supported by audited indirect cost submissions. BARDA will make periodic assessments of our progress, and the continuation of the 2024 BARDA Agreement is based on our success in completing the required tasks under the 2024 Base Period and each 2024 Option Period (if and to the extent any 2024 Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the 2024 BARDA Agreement, including the ability to terminate for convenience at any time. Under the contract, we will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The U.S. Federal Government has imposed a standardized indirect cost rate on grants administered by the National Institutes of Health. The standardized rates are significantly lower than our current audited indirect rates. While our contracts with BARDA are not currently impacted by these standardized indirect rates, should the U.S. Federal Government impose similar rate restrictions, we would have to absorb many of our indirect costs which would adversely affect our operating results. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding our agreements with BARDA.

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

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2025. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Three months ended March 31, 2026 and 2025

Revenue

	Three Months Ended
	March 31,
(in thousands, except percentages)	2026	2025	Change
Product revenue	$53,661	$43,239	$10,422	24%
Government contract revenue	6,232	5,614	618	11%
Total revenue	$59,893	$48,853	$11,040	23%

Product revenue increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in product revenue during the three months ended March 31, 2026 was primarily due to sales volume growth in disposable platelet kit sales and IFC sales to U.S. customers. We expect product revenue for INTERCEPT disposable kits to increase in future periods driven by growth in our global platelet business due in part to increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway.

Government contract revenue increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increased activities under the 2024 BARDA Agreement executed in the fourth quarter of 2024 and with the DoD relative to the same period in the prior year, partially offset by the completion of our FDA agreement in September 2025. We anticipate that government contract revenue will decrease in future periods due to the 2016 BARDA Agreement ending in September 2026.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2026	2025	Change
Cost of product revenue	$25,767	$17,815	$7,952	45%

Cost of product revenue increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to the increase in product revenue compared to the same period, tariffs, and higher freight charges.

Our gross margin on product sales was 52% during the three months ended March 31, 2026 compared to 59% during the three months ended March 31, 2025. The decrease was primarily due to the favorable effects of the capitalization of inventoriable charges during the first quarter of 2025 and current period inflationary pressures. Margins were impacted by the mix of geographies into which products were sold, with higher U.S. kit sales over sales in other regions and, to a lesser extent product mix. Geographic mix and by extension foreign exchange rates along with the impact of enacted import tariffs had an adverse effect on our gross margins. Changes in our gross margin on product sales are affected by various factors, including prices of products sold, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, import tariffs, the mix of product sold, the mix of customers to which products are sold, and the reserves for excess and obsolete inventory. Furthermore, we may experience cost pressures due to the current inflationary environment, tariffs and escalating trade tensions, the global economic impacts of the ongoing military conflict involving the U.S., Israel, and Iran, including disruptions of the global supply chain and energy markets, increased transportation costs and adverse impacts on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. To meet the growing demand for our products and to invest in future quality improvements and gross margin expansion, we have invested in capital equipment, capacity expansion and cost reduction projects with many of our suppliers. These projects may cost more than anticipated, may not produce the anticipated benefits or may be delayed, any of which would potentially limit our expected return on investment and affect our operations. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other factors.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2026	2025	Change
Research and development	$14,532	$16,605	$(2,073)	(12%)

Research and development expenses decreased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by decreased costs related to our LED-based illuminator.

We expect to incur additional research and development costs associated with inflationary pressures on labor and study costs, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, pursuing potential regulatory approvals for the LED illuminator in territories where the platelet and plasma systems are approved, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., any activities in support of the new MDR application for our red blood cell system in the EU, new product development and product enhancements, including potential new label claims, further design efforts on our new LED-based illuminator for the U.S. market and ongoing software development, and costs associated with performing the activities under our government contracts. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of macroeconomic developments, including escalating trade tensions and existing and potential new or increased tariffs and the ongoing conflict between Ukraine and Russia as well as in the Middle East, the uncertainty of future preclinical studies and clinical trial results and the uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended
	March 31,
(in thousands, except percentages)	2026	2025	Change
Selling, general and administrative	$19,948	$20,286	$(338)	(2%)

Selling, general and administrative expenses were relatively consistent during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, which was due to multiple offsetting factors and reflects our ongoing focus on driving leverage.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	Three Months Ended
	March 31,
(in thousands, except percentages)	2026	2025	Change
Foreign exchange gain (loss)	$150	$(287)	$437	(152%)
Interest expense	(1,872)	(2,110)	238	(11%)
Other income, net	519	606	(87)	(14%)
Total non-operating expense, net	$(1,203)	$(1,791)	$588	(33%)

Foreign Exchange Gain (Loss)

We had foreign exchange gain during the three months ended March 31, 2026, compared to foreign exchange loss during the three months ended March 31, 2025. These are primarily due to foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense decreased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a decrease in interest rates on our Term Loan. Should interest rates increase, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense.

Other Income, net

Other income, net decreased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Provision for Income Taxes

	Three Months Ended
	March 31,
(in thousands, except percentages)	2026	2025	Change
Provision for income taxes	$91	$74	$17	23%

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s activities.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of March 31, 2026, will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2026.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of March 31, 2026 and December 31, 2025, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$27,850	$19,961
Short-term investments	52,575	62,918
Restricted cash	631	639
Total	$81,056	$83,518

Cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of March 31, 2026 and December 31, 2025, we had the following indebtedness (in thousands):

	March 31, 2026	December 31, 2025
Debt – current	$52,397	$43,343
Debt – non-current	32,434	40,545
Total	$84,831	$83,888

Operating Activities

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Net cash used in operating activities	$(3,049)	$(844)

The increase in net cash used in operating activities for the three months ended March 31, 2026 compared to three months ended March 31, 2025, primarily related to the timing of cash collections and payments during the three months ended March 31, 2026, compared to the same period in 2025.

Investing Activities

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Net cash provided by (used in) investing activities	$9,860	$(1,189)

We had net cash provided by investing activities for the three months ended March 31, 2026 compared to net cash used in investing activities during the same period in 2025. The change was primarily due to higher proceeds from the maturity of our investments compared to the same period in 2025.

Financing Activities

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Net cash provided by financing activities	$1,192	$1,071

The increase in net cash provided by financing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was primarily due to higher proceeds from the Revolving Loan Credit Agreement during the three months ended March 31, 2026.

Working Capital

(in thousands)	March 31, 2026	December 31, 2025
Working capital	$67,744	$73,214

Working capital decreased as of March 31, 2026, compared to December 31, 2025, primarily due to the reclassification of $8.1 million of long-term debt to short-term due to our amended Term Loan Credit agreement partially offset by an increase in inventory. Contract assets related to DoD of $0.2 million and $0.4 million as of March 31, 2026 and December 31, 2025, respectively are excluded from working capital.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet, plasma systems and IFC, costs to develop different configurations of existing product candidates and products, costs associated with the development of new products, costs associated with planning, enrolling and completing ongoing clinical and non-clinical studies, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our government agreements, costs related to legal compliance, and costs related to creating, maintaining and defending our intellectual property. In addition, both our near and long-term capital requirements will require that we continue to invest in capital purchases to support ongoing and proposed studies, in addition to manufacturing capacity expansion to support our growing business. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. While we have at times been able to generate a sufficient amount of revenue and generate positive net cash flows from operations, we may be unable to achieve those results in the future. In this regard, our financial condition and results of operations may continue to be affected by global volatility and general market disruption resulting from geopolitical tensions, such as the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel, and Iran. In particular, the continued escalation of hostilities in the Middle East, including involving Iran, could further disrupt global energy markets, fuel prices, transportation networks, and supply chains, which may disrupt or otherwise negatively impact our supply chain, demand for our products, and our ability to meet demand for our products, and increase our costs. If we are unable to produce positive operating cash flows or at sufficient levels, meeting our long-term capital requirements is in large part reliant on continued access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations, if at all, and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our government contracts, will be sufficient to meet our capital requirements for at least the next 12 months. However, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, including inflationary assumptions and tariffs, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our commercialization and clinical development activities. In addition, while our stated goal is to achieve profitability in the future, actual results may be different than our forecasted operating plan and may require that we take certain actions to potentially achieve profitability, which may negatively impact our commercial potential or result in deferrals in development activities.

We have borrowed and, in the future, may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Term Loan Credit Agreement and Revolving Loan Credit Agreement, or potentially pursuant to new arrangements with different lenders. We have borrowed and, in the future, may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, the principal amounts outstanding under our Term Loan Credit Agreement began amortizing on April 1, 2026 and will require us to pay amounts as they come due in cash, which may negatively impact our available working capital beyond the next 12 months. Should interest rates increase again, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense. See Note 5, Debt, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for more information on the debt under our Term Loan Credit Agreement and the Revolving Loan Credit Agreement.

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

In March 2023, we entered into an amendment to our Sales Agreement under which we may issue and sell up to $96.8 million of our common stock through or to Cantor Fitzgerald & Co. or Stifel, Nicolaus & Company, Incorporated, as sales agent or principal. During the three-month period ended March 31, 2026, we did not sell shares of our common stock under the Amended Sales Agreement.

While we expect to receive significant funding under our agreements with BARDA, our ability to obtain the funding we expect to receive under both agreements is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreements for convenience at any time, which risk has been heightened by recent U.S. government funding cuts, the effects of U.S. government shutdowns, and our ability to achieve the required milestones under the agreements, including the completion of the RedeS study. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreements, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. In addition, if we are unable to meet the requisite milestones in our agreements, including generating sufficient prerequisite Phase 3 clinical data, our agreements with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. The availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

We do not currently enter into any hedging contracts to normalize the impact of foreign exchange fluctuations. As a result, our future results could be materially affected by changes in these or other factors.

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries are currently experiencing an inflationary environment. In this regard, the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel, and Iran have created extreme volatility in the global credit and financial markets and have had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets, which could continue to drive inflationary pressures and increase global recession risk. The U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, we expect that the costs of our business may increase as labor rates and prices rise in the current inflationary environment, transportation costs increase, and global supply chain constraints impact availability of our products. In addition, the U.S. government has imposed and may seek to impose additional restrictions on international trade, such as tariffs on goods imported into the U.S. We conduct our business globally and have third party suppliers located outside the U.S., including in Europe. In regards to tariffs, given the volatility, uncertainty, and impact on our costs and our ability to pass on those costs to customers, it creates economic pressure on our value proposition. Moreover, the ongoing Russia-Ukraine conflict and the ongoing conflict involving the U.S., Israel, and Iran have had and may continue to have further global economic consequences, including continue disruptions of the global supply chain and energy markets. For example, disruptions or perceived risks to energy supply routes, including shipping through key transit points, have resulted in increased fuel and energy prices and could continue to do so for an extended period, which could disrupt our existing supply chain and increase our costs. We may not be able to offset price increases in transportation costs from vendors or the impact of tariffs with price increases to customers at sufficient levels, if at all, which would harm our results of operations. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities.

In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs will be ongoing in connection with our failure to obtain a CE Certificate of Conformity following the completion of our MDR application and the submission of a new MDR application and would also increase if existing clinical data is insufficient for us to potentially obtain approval of such new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

We did not have any off-balance sheet arrangements as of March 31, 2026.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three months ended March 31, 2026 and 2025. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2026, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended March 31, 2026, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Adverse market and economic conditions as well as military conflicts, tariffs and escalating international trade tensions may exacerbate certain risks affecting our business.
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

While we have entered into agreements with Établissement Français du Sang, or EFS, to supply illuminators, platelet and plasma disposable kits, maintenance services for illuminators, and ancillary pooling sets to EFS, we cannot provide any assurance that the national deployment of the platelet system in France will be sustainable or that we will be able to secure any contracts subsequent to our existing contract or any extensions to future contracts with EFS. If we are unable to continue to successfully support EFS’ national adoption of the platelet system, EFS’ use of the plasma system, our business, results of operations and financial condition may be adversely impacted. Our contracts with EFS do not contain purchase volume commitments and as such, it is challenging to forecast with precision the purchase levels and product demand and fulfill EFS’ orders. Furthermore, EFS contracts are entered into as part of a public procurement process and generally extend for multiple years with little ability to adjust pricing. Our operating margins may be negatively impacted should inflation rise faster than our contracted pricing. In addition, we understand that EFS is inspecting and testing samples of each lot that it purchases from us prior to accepting the products shipped to fulfill orders. We have little insight into the time to test, testing conditions or ultimate results. Other customers may require similar conditions of purchase. Testing may have a negative impact on our ability to recognize product revenue either due to the time it takes to test and approve the release of a shipment or if the customer experiences problems with testing or if testing results are outside of the customer acceptance criteria.

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

We have very limited experience selling directly to hospitals nor do we have prior experience or expertise complying with regulations governing finished biologics. Contracting with individual hospitals is time consuming and is often a protracted and bespoke process. Our blood center customers may view the sale of biologics directly to hospitals as a competitive threat, which may adversely affect our customer relationships, could negatively impact our business prospects and could result in loss of business and revenue. As such, we have begun to sell the disposable kits directly to blood centers for the manufacture of IFC for their own account or for hospitals with whom they already have contracts in place. The American Red Cross is not able to produce IFC for their hospital customers and will be dependent on purchasing treated IFC from us or other blood centers, which may not be economically feasible for us or other blood centers.

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

If we or our blood center customers are unable to successfully market IFC to hospitals, our ability to monetize and deliver IFC will be negatively impacted which would materially and adversely affect our business, financial condition, results of operations and growth prospects. In addition, we may never achieve market acceptance and adoption of IFC by U.S. hospitals to generate product revenue sufficient to cover its costs.

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

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses, known as triple dose collections. While we have trained many customers to break down such donations to volumes and doses compatible with our products other prospective customers may not want to modify their operating practices and may therefore choose alternative compliant practices. In order to enable these customers to treat triple dose collections, we would need to develop future configurations of the platelet system, which is not in our current business plan. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. Some blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for the use of INTERCEPT in a manner compatible with triple dose collections, and random donor platelets, we would need to perform additional product development and testing, including the possibility of additional clinical trials. We may also need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Unless and until we decide to pursue and potentially obtain approval of these additional product configurations, we will not be able to fully address those portions of the market, which will continue to limit our product revenue. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. While we are seeking to generate acceptable data for Amicus collected platelets stored in 100% plasma and Trima in PAS, we cannot provide assurance that the data will be acceptable to the FDA or that we will receive timely approval, if ever. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product. Given the current blood component shortage, increased collection volumes may not be achievable or use of INTERCEPT may be considered less efficient than other operating practices, particularly in regions such as the U.S. where we do not maintain a seven day platelet storage claim. Given the scarcity of platelets in the U.S., hospitals may choose to take any available and useful platelet unit, whether or not it is treated with INTERCEPT and blood centers may choose to defer adoption or increased usage of INTERCEPT due to a perceived lack of demand from their hospital customers. Platelet dose requirements vary greatly between regulatory agencies around the world. In areas where approved platelet dosage levels are relatively high, such as the U.S., any loss of platelets by using INTERCEPT may result in a lower produced yield at blood centers. Given the current shortage of platelets in the U.S., blood centers may not want to adopt or increase production of INTERCEPT-treated platelets if they feel it will impact their ability to comply with the relatively high dosage requirements required by the FDA. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the plasma systems. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. In any event, any failures or delays in obtaining FDA, CE Certificates of Conformity and other regulatory approvals for any new configurations or product improvements would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could materially harm our product revenue and prospects for potential future profitability.

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

In addition to the two chemical components of the INTERCEPT RBC System, amustaline and glutathione, there are additional substances contained with the Processing Set (Processing Solution and SAG-M Storage Solution) that contain substances which are considered as ancillary medicinal substances by the Notified Body in the EU. If we are unable to provide data on the use of these ancillary medicinal substances with INTERCEPT red blood cells, our ability to satisfy the requirements for CE Certificate of Conformity under a potential new MDR application will be impaired.

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
•
the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections; and
•
foreign, or U.S. state or local law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; laws that require device and biologics companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government or otherwise restrict payments that may be made to healthcare providers; laws that require device and biologics manufacturers and distributors to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws that require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives; and laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the EEA, the General Data Protection Regulation, or EU GDPR, and in the United Kingdom (UK), the UK’s implementation of the EU GDPR, the UK GDPR, which are wide-ranging in scope, impose detailed requirements, for example, in relation to the control over personal data by individuals to whom the personal data relates, the information that we must provide to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification, the legal bases for processing personal data, the exceptions that allow us to process special categories of personal data and the use of third-party processors in connection with the processing of personal data. The EU GDPR and UK GDPR also impose strict rules on the transfer of personal data out of the EEA and UK respectively, and authorize the imposition of large penalties for noncompliance, including the potential for fines of up to 20 million euros under the EU GDPR, 17.5 million pound sterling under the UK GDPR, or in each case, 4% of the annual global revenues of the non-compliant company, whichever is greater. In addition, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized by law to represent their interests.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. If we are unable to implement sufficient safeguards to ensure that our transfers of personal information from the EEA or the UK are lawful, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal information from the EEA or the UK.

Regulators in the United States are also increasingly scrutinizing certain data transfers and have and may further impose data localization requirements or restrictions on cross-border data transfers. For example, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted and impacts our ability to transfer data in connection with certain transactions or agreements.

The CCPA and similar laws in other U.S. states, the EU GDPR, the UK GDPR and other domestic and international privacy laws have increased our responsibility and potential liability in relation to personal data that we process, including in clinical trials and employee data, and we may be required to put in place additional mechanisms to ensure compliance with these laws, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with such laws, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local courts and data protection authorities may have different interpretations of applicable law, leading to potential inconsistencies in application of these laws. In addition to data privacy and security laws, we have contractual obligations related to privacy and security.

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

Conflict in the Middle East such as the current conflict involving the U.S., Israel, and Iran and impact on shipping routes may result in increased costs to ship our products via ocean and meet our supply chain requirements. In this regard, the current conflict has had and may continue to have global economic consequences, including continued disruptions of the global supply chain and energy markets. For example, disruptions or perceived risks to energy supply routes, including shipping through key transit points, have resulted in increased fuel and energy prices and could continue to do so for an extended period. Should the current conflict continue or any such future conflict impact our costs or ability to secure shipping, or if we are unable to ship products and components to meet our supply chain demand, we may encounter delays, and/or have to rely on air freight which is significantly more expensive than ocean shipment.

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

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and the threat of potential new or increased tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of prior stimulus programs, the U.S. and many countries have experienced an inflationary environment. The Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel, and Iran have created extreme volatility in the global credit and financial markets and have had and may continue to have further global economic pressures and increase global recession risk. The U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates as quickly as markets expect, if at all, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, costs to transport our products may increase and access to timely shipping may be limited. Furthermore, certain components and values of our products are subject to import tariffs which raises our overall cost of goods sold. We may not be able to offset price increases from vendors or the impact of tariffs with price increases to customers at sufficient levels, if at all, which would harm our results of operations. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary to obtain CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs not reimbursed by our BARDA agreements will be prolonged in connection with our failure to obtain a CE Certificate of Conformity following successful completion of our MDR application and our submission of a new MDR application. Development costs not covered by our BARDA agreements may increase if existing clinical data is insufficient for us to potentially obtain approval of such new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

As of March 31, 2026, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $84.8 million. All of our current and future assets, except for intellectual property and certain investments in subsidiaries and affiliates, are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. In addition, our failure to comply with certain financial covenants could result in the lenders obtaining a security interest in our intellectual property. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement. We will be required to make principal payments beginning in April 2026 until March 1, 2028, if not repaid sooner.

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

In the past, a meaningful amount of our product revenue has come from sales to distributors for the Russian and CIS country markets, as well as Middle Eastern markets. While we believe that all patients wanting access to INTERCEPT-treated blood components should have access, Russia’s ongoing war against Ukraine and the elevated U.S. and EU sanctions imposed against Russia and Belarus has made servicing our distributors in Russia and Belarus more difficult. Additionally, the conflict involving the U.S., Israel, and Iran may affect our business. See “–Our manufacturing supply chain exposes us to significant risks.” We understand that certain of our products were at one time prohibited to be sold under U.S. sanctions against Russia. While a license exception now permits the continued sale of our products ensuring that Russian and Belarusian patients can receive INTERCEPT products, we cannot provide assurance that the license exception will continue to be effective for an extended period of time, if at all. Additionally, banking restrictions have made transacting with Russian and Belarusian customers much more difficult. If these challenges persist or worsen, we may not be able to continue transacting with those customers. Furthermore, because of the severe devaluation of the Russian ruble in the currency markets, our products have become more costly for the Russian market. Should the situation persist or worsen, including additional sanctions in response to the war, we may be unable to service our Russian and Belarusian distributors. Furthermore, a larger portion of the Russian economy may be spent fighting the war against Ukraine which may have a negative impact on overall healthcare budgets. Weakness and/or instability in worldwide oil demand and/or prices, civil, political and economic disturbances and any potential spillover effect may have a negative impact on markets that we service.

Moreover, the Trump administration has imposed tariffs on imports, and other countries have responded with retaliatory tariffs on certain U.S. exports. Given the volatility and uncertainty regarding the scope and duration of import tariffs and other aspects of U.S. and foreign government trade policies, we cannot predict what effects these tariffs and potential additional tariffs will ultimately have on our business. However, these tariffs and other trade restrictions have increased our operating costs, reduced our gross margins and caused us to use more cash than we had contemplated and we expect them to continue to do so. While we have currently chosen to pass on most tariff costs to our customers, the economic value proposition that customers consider when using INTERCEPT may be adversely impacted and our ability to retain and expand customer use of INTERCEPT may be adversely impacted. See “Risks associated with our operations outside of the United States could adversely affect our business.”

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

We are highly dependent upon our executive management team and other critical personnel, including our specialized research and development, regulatory and operations personnel, many of whom have been employed with us for many years and have a significant amount of institutional knowledge about us and our products. We do not carry “key person” insurance. If one or more members of our executive management team or other key personnel were to retire or resign, including in connection with the announced anticipated transition of our Chief Executive Officer role, our ability to achieve development, regulatory or operational milestones for commercialization of our products could be adversely affected if we are unable to replace them with employees of comparable knowledge and experience. In addition, we may not be able to retain or recruit other qualified individuals, and our efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, significant amounts of internal historical knowledge and expertise could become unavailable to us. We also rely on our ability to attract, retain and motivate skilled and highly qualified personnel in order to grow our company. Our depressed stock price negatively impacts our ability to provide perceived valuable equity compensation to our employees, including executive management. Competition for qualified personnel in the medical device and pharmaceutical industry is very intense. Labor shortages of qualified personnel is expected to persist for the foreseeable future and has required that we broaden our searches and change the way we operate. If we are unable to attract, retain and motivate quality individuals, our business, financial condition, ability to perform under our BARDA agreements, or results of operations and growth prospects could be adversely affected. Even if we are able to identify and hire qualified personnel commensurate with our growth objectives and opportunities, the process of integrating new employees is time consuming, costly and distracting to existing employees and management. Such disruptions may have an adverse impact on our operations, our ability to service existing markets and customers, or our ability to comply with regulations and laws.

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

In the ordinary course of business, we (and the third parties with whom we work) process personal data and other sensitive information. Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. These include those that are used directly by our operations and those used by critical service providers and suppliers, including our manufacturing partners. As use of information technology systems has increased, deliberate attacks, attempts to gain unauthorized access to computer systems and networks, and unintentional actions or inactions that expose us to security vulnerabilities and incidents have increased in frequency and sophistication. Our information technology assets, systems and networks (and those of the third parties with whom we work) are potentially vulnerable to a variety of evolving threats, including but not limited to breakdown (e.g., as a result of software or hardware failures), ransomware attacks (which have become increasingly prevalent and severe), supply chain attacks, malicious intrusion and computer viruses and other sources of compromise (including those related to natural disasters), which may result in the impairment of production and key business processes or loss or other compromise of data or information. We and our suppliers are also potentially vulnerable to data security breaches, for example, by intentional or accidental actions or inactions or personnel or others. These threats may come from a wide variety of actors, such as traditional hackers, internal and external personnel, and state-sponsored actors. For example, we have in the past and may in the future be subject to “phishing” attacks in which third parties send fraudulent emails purporting to be from reputable sources. Phishing attacks may attempt to obtain personal information, infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information. Such breaches and other compromises could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal data (including sensitive personal data) of our employees, clinical trial patients, distributors, customers and others. Remote work has also increased risks to relevant information technology systems and data.

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

Litigation, government investigations, enforcement actions, and other legal or regulatory actions resulting from actual or perceived security incidents or other compromises may adversely affect our business, including through financial costs, reputational harm, and other negative consequences. For example, actual or perceived unauthorized access to our platform, systems, networks, or physical facilities, or those of third parties with whom we work, could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and/or platform capabilities in response to such proceedings, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity, or availability of personal information was disrupted, we could incur significant liability, or our platform, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.

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

We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. For example, we are aware of an expired U.S. patent issued to a third-party that covers methods to remove psoralen compounds from blood products. We have reviewed the patent and believe there exist substantial questions concerning its validity. We cannot be certain, however, that a court would hold the patent to be invalid or not infringed by our platelet or plasma systems. In this regard, whether or not we have infringed this patent will not be known with certainty unless and until a court interprets the patent in the context of litigation. In the event that we are found to have infringed any valid claim of this patent, we may, among other things, be required to pay damages. Our patents expire at various dates between 2027 and 2042. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

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

The market price for our common stock has varied between a high of $2.74 on January 14, 2026, and a low of $1.69 on March 13, 2026, in the three months ended March 31, 2026. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

10.1(6)	Offer Letter Agreement, effective as of March 11, 2026, between Cerus Corporation and Vivek Jayaraman

10.2(7)	Cerus Corporation Severance Plan and Summary Plan Description

10.3(8)	Form of Cerus Corporation Severance Plan Participation Agreement

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (9)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

(6) Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 8-K (File No. 000-21937), filed with the SEC on March 16, 2026.

(7) Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 8-K (File No. 000-21937), filed with the SEC on April 21, 2026.

(8) Incorporated by reference to the like-described exhibit to the Registrant’s Quarterly Report on Form 8-K (File No. 000-21937), filed with the SEC on April 21, 2026.

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

CERUS CORPORATION

Date: April 30, 2026	/s/ Kevin D. Green
Kevin D. Green
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)