Form 10-Q
period 2026-06-30
CERUS CORP
filed 2026-07-30
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 16, 2026, there were 201,524,898 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2026

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,980	$19,961
Short-term investments	38,284	62,918
Accounts receivable, net	30,975	30,374
Current inventories	65,813	56,101
Prepaid and other current assets	4,256	5,030
Total current assets	157,308	174,384
Non-current assets:
Property and equipment, net	9,415	9,204
Operating lease right-of-use assets	8,915	10,124
Goodwill	1,316	1,316
Restricted cash	627	639
Non-current inventories	15,402	15,143
Other assets	12,204	11,049
Total assets	$205,187	$221,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,518	$28,008
Accrued liabilities	17,370	25,271
Debt – current	30,088	43,343
Operating lease liabilities – current	3,247	2,905
Deferred revenue	1,567	1,274
Total current liabilities	85,790	100,801
Non-current liabilities:
Debt – non-current	34,828	40,545
Operating lease liabilities – non-current	8,636	10,153
Other non-current liabilities	5,218	5,395
Total liabilities	134,472	156,894
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common Stock	201	192
Additional paid-in capital	1,155,941	1,145,343
Accumulated other comprehensive loss	(383)	(156)
Accumulated deficit	(1,085,735)	(1,081,155)
Total Cerus Corporation stockholders’ equity	70,024	64,224
Noncontrolling interest	691	741
Total liabilities and stockholders’ equity	$205,187	$221,859

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product revenue	$57,441	$52,445	$111,102	$95,684
Cost of product revenue	27,909	23,470	53,676	41,285
Gross profit on product revenue	29,532	28,975	57,426	54,399
Government contract revenue	5,862	7,684	12,094	13,298
Operating expenses:
Research and development	14,388	18,900	28,920	35,505
Selling, general and administrative	22,864	21,182	42,812	41,468
Total operating expenses	37,252	40,082	71,732	76,973
Loss from operations	(1,858)	(3,423)	(2,212)	(9,276)
Non-operating expense, net:
Foreign exchange (loss) gain	(49)	(911)	101	(1,198)
Interest expense	(1,714)	(2,150)	(3,586)	(4,260)
Other income, net	734	845	1,253	1,451
Total non-operating expense, net	(1,029)	(2,216)	(2,232)	(4,007)
Loss before income taxes	(2,887)	(5,639)	(4,444)	(13,283)
Provision for income tax	95	76	186	150
Net loss	(2,982)	(5,715)	(4,630)	(13,433)
Net loss attributable to noncontrolling interest	(42)	(8)	(50)	(9)
Net loss attributable to Cerus Corporation	$(2,940)	$(5,707)	(4,580)	$(13,424)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.07)
Weighted average shares outstanding:
Basic and diluted	200,565	191,301	197,371	189,195

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(2,982)	$(5,715)	$(4,630)	$(13,433)
Other comprehensive income (loss)
Foreign currency translation adjustment	7	5	13	8
Unrealized (loss) gain on available-for-sale investments, net of taxes	(67)	(12)	(240)	119
Comprehensive loss	(3,042)	(5,722)	(4,857)	(13,306)
Comprehensive loss attributable to noncontrolling interest	(42)	(8)	(50)	(9)
Total comprehensive loss attributable to Cerus Corporation	$(3,000)	$(5,714)	$(4,807)	$(13,297)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Six Months Ended June 30, 2026

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2025	192,142	$192	$1,145,343	$(156)	$(1,081,155)	$741	$64,965
Issuance of common stock from vesting of restricted stock units and ESPP purchases	8,174	8	224	—	—	—	232
Stock-based compensation	—	—	4,904	—	—	—	4,904
Other comprehensive loss	—	—	—	(167)	—	—	(167)
Net loss	—	—	—	—	(1,640)	(8)	(1,648)
Balances as of March 31, 2026	200,316	$200	$1,150,471	$(323)	$(1,082,795)	$733	$68,286
Issuance of common stock from vesting of restricted stock units	1,141	1	(26)	—	—	—	(25)
Stock-based compensation	—	—	5,496	—	—	—	5,496
Other comprehensive loss	—	—	—	(60)	—	—	(60)
Net loss	—	—	—	—	(2,940)	(42)	(2,982)
Balances as of June 30, 2026	201,457	$201	$1,155,941	$(383)	$(1,085,735)	$691	$70,715

	Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2024	185,766	$186	$1,121,887	$(400)	$(1,065,528)	$751	$56,896
Issuance of common stock from vesting of restricted stock units and ESPP purchases	5,348	5	290	—	—	—	295
Stock-based compensation	—	—	6,635	—	—	—	6,635
Other comprehensive income	—	—	—	134	—	—	134
Net loss	—	—	—	—	(7,717)	(1)	(7,718)
Balances as of March 31, 2025	191,114	$191	$1,128,812	$(266)	$(1,073,245)	$750	$56,242
Issuance of common stock from vesting of restricted stock units	474	—	(31)	—	—	—	(31)
Stock-based compensation	—	—	5,681	—	—	—	5,681
Other comprehensive loss	—	—	—	(7)	—	—	(7)
Net loss	—	—	—	—	(5,707)	(8)	(5,715)
Balances as of June 30, 2025	191,588	$191	$1,134,462	$(273)	$(1,078,952)	$742	$56,170

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net loss	$(4,630)	$(13,433)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	908	651
Stock-based compensation	10,400	12,316
Non-cash operating lease cost	1,361	1,336
Net loss on sale of available-for-sale securities	3	2
Unrealized gain on investments	(124)	(128)
Non-cash interest expense	233	197
Foreign currency remeasurement (gain) loss	(249)	508
Changes in operating assets and liabilities:
Accounts receivable	(777)	(1,226)
Inventories	(10,416)	(12,210)
Prepaid and other assets	663	(811)
Accounts payable	6,085	7,842
Accrued liabilities and other non-current liabilities	(9,459)	853
Deferred revenue	292	813
Net cash used in operating activities	(5,710)	(3,290)
Investing activities
Capital expenditures	(1,106)	(589)
Purchases of investments	(8,940)	(20,477)
Proceeds from maturities and sale of investments	32,772	18,788
Net cash provided by (used in) investing activities	22,726	(2,278)
Financing activities
Net proceeds from equity incentives	263	326
Net costs from public offerings	(55)	(87)
Net proceeds from revolving line of credit	11,120	703
Payments on loans	(30,000)	—
Debt issuance costs	(175)	—
Net cash (used in) provided by financing activities	(18,847)	942
Effect of exchange rates on cash, cash equivalents, and restricted cash	(162)	396
Net decrease in cash, cash equivalents, and restricted cash	(1,993)	(4,230)
Cash, cash equivalents, and restricted cash, beginning of period	20,600	21,361
Cash, cash equivalents, and restricted cash, end of period	$18,607	$17,131

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation, its subsidiary, and its variable interest entity in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance, after elimination of all intercompany accounts and transactions (together with Cerus Corporation, hereinafter “Cerus” or the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any future periods.

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

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and six months ended June 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product revenue:
North America	$38,356	$35,286	$75,111	$65,886
Europe, Middle East and Africa	18,336	16,612	34,014	28,824
Other	749	547	1,977	974
Total product revenue	$57,441	$52,445	$111,102	$95,684

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of June 30, 2026 and December 31, 2025, $3.9 million and $3.2 million, respectively, were included in “Other assets” on the Company’s condensed consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of June 30, 2026 and December 31, 2025, $4.5 million and $3.8 million, respectively, were included in “Other non-current liabilities,” and as of each of June 30, 2026 and December 31, 2025, $0.2 million was included in “Accrued liabilities” on the Company’s condensed consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income, net”, on the Company’s condensed consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of June 30, 2026 and December 31, 2025, the Company’s “Restricted cash” consisted primarily of certain non-U.S. dollar denominated deposits in compliance with certain foreign contractual requirements and a letter of credit relating to an office building lease.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At June 30, 2026, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had three customers that accounted for more than 10% of the Company’s outstanding accounts receivable at both June 30, 2026 and December 31, 2025. These customers cumulatively represented approximately 58% and 50% of the Company’s outstanding receivables at June 30, 2026 and December 31, 2025, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At June 30, 2026 and December 31, 2025, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain components for the illuminators. Platelet and plasma systems’ disposable kits generally expire no later than 24 months from the date of manufacture. In the fourth quarter of 2024, the Company received FDA approval for an 18-month shelf life for our platelet kits. Illuminators and individual components do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Non-current inventories” in the condensed consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At June 30, 2026 and December 31, 2025, the Company had recorded reserves of $0.3 million and $0.6 million for potential obsolete, expiring or unsalable product.

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

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and six months ended June 30, 2026 and 2025, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and six months ended June 30, 2026 and 2025 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted average number of anti-dilutive potential shares:
Stock options	8,730	10,720	9,149	11,252
Restricted stock units and performance-based stock awards	21,522	20,036	20,807	18,152
Employee stock purchase plan rights	299	158	272	222
Total	30,551	30,914	30,228	29,626

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities – current” and “Operating lease liabilities – non-current” in the Company’s condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at June 30, 2026 and December 31, 2025.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at June 30, 2026 (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$4,361	$—	$—	$4,361
United States government agency securities	17,589	1	(70)	17,520
Corporate debt securities	18,344	6	(33)	18,317
Mortgage-backed securities	2,667	3	(223)	2,447
Total available-for-sale securities	$42,961	$10	$(326)	$42,645

The following is a summary of available-for-sale securities at December 31, 2025 (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$1,810	$—	$—	$1,810
United States government agency securities	23,431	49	(1)	23,479
Corporate debt securities	36,768	55	(1)	36,822
Mortgage-backed securities	2,795	7	(185)	2,617
Total available-for-sale securities	$64,804	$111	$(187)	$64,728

Available-for-sale securities at June 30, 2026 and December 31, 2025, consisted of the following by contractual maturity (in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$27,543	$27,538	$46,128	$46,209
Greater than one year and less than five years	15,418	15,107	18,676	18,519
Total available-for-sale securities	$42,961	$42,645	$64,804	$64,728

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$12,013	$(33)	$—	$—	$12,013	$(33)
United States government agency securities	11,271	(70)	—	—	11,271	(70)
Mortgage-backed securities	202	(4)	2,078	(219)	2,280	(223)
Total	$23,486	$(107)	$2,078	$(219)	$25,564	$(326)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$3,203	$(1)	$—	$—	$3,203	$(1)
United States government agency securities	—	—	260	(1)	260	(1)
Mortgage-backed securities	214	(1)	2,219	(184)	2,433	(185)
Total	$3,417	$(2)	$2,479	$(185)	$5,896	$(187)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The gross realized gains or losses from the sale or maturity of available-for-sale investments were de minimis for all periods presented.

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

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at June 30, 2026 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$4,361	$4,361	$—	$—
United States government agency securities	Short-term investments	17,520	—	17,520	—
Corporate debt securities	Short-term investments	18,317	—	18,317	—
Mortgage-backed securities	Short-term investments	2,447	—	2,447	—
Total short-term investments		$42,645	$4,361	$38,284	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2025 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$1,810	$1,810	$—	$—
United States government agency securities	Short-term investments	23,479	—	23,479	—
Corporate debt securities	Short-term investments	36,822	—	36,822	—
Mortgage-backed securities	Short-term investments	2,617	—	2,617	—
Total short-term investments		$64,728	$1,810	$62,918	$—

The Company did not have any transfers among fair value measurement levels during the three and six months ended June 30, 2026 and 2025.

Note 3. Inventories

Inventories at June 30, 2026 and December 31, 2025, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$8,875	$8,499
Work-in-process	24,486	22,687
Finished goods	47,854	40,058
Total inventories	81,215	71,244
Less: non-current inventories	15,402	15,143
Total current inventories	$65,813	$56,101

Non-current inventories primarily consists of raw materials and work-in-process.

Note 4. Accrued Liabilities

Accrued liabilities at June 30, 2026 and December 31, 2025, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation and related costs	$11,321	$18,261
Accrued professional services	3,572	3,610
Other accrued expenses	2,477	3,400
Total accrued liabilities	$17,370	$25,271

Note 5. Debt

Debt at June 30, 2026, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$35,000	$(172)	$34,828
Revolving Loan	30,088	—	30,088
Total debt	65,088	(172)	64,916
Less: current portion	30,088	—	30,088
Non-current portion	$35,000	$(172)	$34,828

Debt at December 31, 2025, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$65,000	$(80)	$64,920
Revolving Loan	18,968	—	18,968
Total debt	83,968	(80)	83,888
Less: current portion	43,343	—	43,343
Non-current portion	$40,625	$(80)	$40,545

Principal, interest and fee payments on the Term Loan Credit Agreement (as defined below) at June 30, 2026, are expected to be as follows (in thousands):

Year ending December 31,	Principal	Interest and Fees	Total
2026	$—	$1,667	$1,667
2027	—	3,325	3,325
2028	—	3,334	3,334
2029	—	3,325	3,325
2030	20,417	2,839	23,256
2031	14,583	1,047	15,630
Total	$35,000	$15,537	$50,537

Loan Agreements

On March 31, 2023, the Company entered into an Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Prior Term Loan Credit Agreement”) which amended and restated its then existing term loans. The Prior Term Loan Credit Agreement provides a secured term loan facility in an aggregate principal amount of up to $75.0 million. The Company borrowed the first advance of $40.0 million (“Tranche 1”) and the second advance of $15.0 million (“Tranche 2”) on the closing date to refinance the term loans under prior term loans. Under the terms of the Prior Term Loan Credit Agreement, (i) the third advance of $10.0 million (“Tranche 3”) was available to the Company through July 1, 2024, and (ii) the fourth advance of $10.0 million (“Tranche 4”), was available to the Company through July 1, 2025, subject to the Company’s satisfaction of certain other conditions described in the Term Loan Credit Agreement.

On September 1, 2023, the Company entered into Amendment 1 of the Prior Term Loan Credit Agreement. At the close of this amendment, the Company borrowed $5.0 million available under Tranche 3. On January 5, 2024 the Company entered into Amendment 2 of the Prior Term Loan Credit Agreement which was effective December 31, 2023, which removed the minimum revenue condition applicable to the remaining $5.0 million available in Tranche 3, which became eligible to be drawn at any time prior to July 1, 2024. The Company borrowed the remaining $5.0 million available in Tranche 3 on March 27, 2024.

Tranche 1, Tranche 2, and Tranche 3 each bore interest at a floating rate equal to the sum of the Term SOFR rate (subject to a floor of 1.00%) plus 6.50%. Interest on each term loan advance was due and payable monthly in arrears. Interest only payments were due for the first 36 months, and the remaining payments were due over the remaining 24 months. The interest only payment period could be extended for 12 months upon achievement of a specified trailing 12 month net revenue target.

On June 5, 2026, (the “Closing Date”), the Company entered into a Second Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Term Loan Credit Agreement”) which amended and restated the Prior Term Loan Credit Agreement. The Term Loan Credit Agreement provides a secured term loan facility in an aggregate principal amount of up to $65.0 million. The Company borrowed the first advance of $35.0 million (“Tranche 1”) on the closing date to refinance a portion of the term loans under the Prior Term Loan Credit Agreement. Under the terms of the Term Loan Credit Agreement, an additional tranche of $30.0 million (the “Additional Tranche”) is available in minimum tranches of $5.0 million each, subject to the Company’s request and the approval of the lenders.

Tranche 1, and, if borrowed, the Additional Tranche, each bear interest at a floating rate equal to the sum of the Term SOFR rate (subject to a floor of 1.00%) plus 5.50%. Interest on each term loan advance is due and payable monthly in arrears. Interest only payments are due for the first 48 months, and the remaining payments are due over the remaining 12 months. The interest rate at June 30, 2026 is approximately 9.4%.

Prepayments of the term loans under the Term Loan Credit Agreement, in whole or in part, will not be subject to an early termination fee after the first year from the Closing Date. The Company also must pay an annual administrative fee equal to a fractional percentage of the amount outstanding pursuant to the Term Loan Credit Agreement (the “Exit Fee”). The Company is required to pay a pro rata portion of the Exit Fee in connection with any prepayment.

On March 31, 2023, the Company entered into an Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) (the “Prior Revolving Loan Credit Agreement”) which had a maturity date of March 1, 2028. The Revolving Loan Credit Agreement provided a secured revolving credit facility in an initial aggregate principal amount of up to $20.0 million.

On June 5, 2026, the Company entered into a Second Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan) (the “Revolving Loan Credit Agreement”) which amended and restated the Company’s Prior Revolving Loan Credit Agreement. The Revolving Loan Credit Agreement provides a secured revolving credit facility in an initial aggregate principal amount of up to $30.0 million. The Company may request an increase in total commitments under the Revolving Loan Credit Agreement by up to an additional $15.0 million, subject to agent and lender approval and the satisfaction of certain conditions.

Loans under the Revolving Loan Credit Agreement accrue interest at a floating rate equal to the Term SOFR rate (subject to a floor of 1.00%) plus 3.70%. Accrued interest on the revolving loans will be paid monthly and revolving loans may be borrowed, repaid and re-borrowed until June 1, 2031, when all outstanding amounts must be repaid. Termination or permanent reductions of the revolving loan commitment under the Revolving Loan Credit Agreement after the first year from the Closing Date will not be subject to a termination fee.

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

As of June 30, 2026 and December 31, 2025, the Company had borrowed $30.1 million and $19.0 million, respectively, under the Revolving Loan Credit Agreement, which is included in “Debt – current” in the Company’s condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at June 30, 2026. Additionally, the Company’s obligations under both agreements are secured by a security interest in substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2026	2025
Cash payments for operating leases	$1,810	$1,739
Right-of-use assets obtained in exchange for operating lease obligations	179	1,444

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term	3.6 years	4.1 years
Weighted-average discount rate	8.9%	9.0%

Future minimum non-cancelable payments under operating leases as of June 30, 2026, were as follows (in thousands):

Operating Leases
2026	$1,967
2027	4,060
2028	3,397
2029	3,439
2030	882
Thereafter	—
Total future lease payments	$13,745
Less imputed interest	1,862
Present value of lease liabilities	$11,883

The operating lease expense for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease expense	$1,075	$1,007	$2,192	$1,972

As of June 30, 2026, the Company had no leases that have not yet commenced.

Note 7. Commitments and Contingencies

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of June 30, 2026, the Company had $28.1 million of short-term purchase commitments and $3.5 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

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

During the six months ended June 30, 2026, no shares of the Company’s common stock were sold under the Amended Sales Agreement. At June 30, 2026, the Company had approximately $96.8 million of common stock available to be sold under the Amended Sales Agreement.

Note 9. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan, eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. In June 2024, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 2.0 million shares. At June 30, 2026, the Company had 1.6 million shares available for future issuance.

Equity Incentive Plans

The Company also maintains an equity compensation plan to provide long-term incentives for employees, contractors, and members of its Board of Directors.

2008 Equity Incentive Plan

Prior to the approval by the Company’s stockholders in June 2024 of the 2024 Equity Incentive Plan (the “2024 Plan”), the Company granted equity awards from the 2008 Equity Incentive Plan and its subsequent amendments (collectively, the “Amended 2008 Plan”). The Amended 2008 Plan allowed for the issuance of non-statutory and incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, other stock-related awards, and performance awards which may be settled in cash, stock, or other property. In June 2019, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 11.8 million shares. In June 2020, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 5.0 million shares. In June 2021, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.6 million shares. In June 2022, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 12.0 million shares. In June 2023, the Company’s stockholders approved an amendment and restatement of the Amended 2008 Plan that increased the aggregate number of shares of common stock authorized for issuance by 7.0 million shares. Following the approval by the Company’s stockholders in June 2024 of the 2024 Plan, no additional awards will be granted under the Amended 2008 plan. Option awards under the Amended 2008 Plan generally have a maximum term of ten years from the date of the award. The Amended 2008 Plan generally required options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over three to four years. Performance-based stock awards granted under the Amended 2008 Plan were limited to 500,000 shares of common stock per recipient per calendar year. Performance based cash awards granted under the Amended 2008 Plan were limited to $1.0 million per recipient per calendar year. At June 30, 2026, 3.0 million shares of performance-based stock awards were outstanding.

2024 Equity Incentive Plan

In June 2024, the Company’s stockholders approved the 2024 Plan. The 2024 Plan is intended as the successor to and continuation of the Amended 2008 Plan. No additional awards will be granted under the Amended 2008 Plan. The shares remaining available for grant under the Amended 2008 Plan as of the effective date of the 2024 Plan, plus an additional 5.0 million shares of common stock are available for grant and issuance under the 2024 Plan. In addition, the following shares of common stock subject to any outstanding award granted under either the Amended 2008 Plan or the Cerus Corporation Inducement Plan will become available for grant and issuance under the 2024 Plan: (i) any shares subject to such award that on or following the effective date of the 2024 Plan are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) any shares subject to such award that on or following the effective date of the 2024 Plan are not issued because such award is settled in cash; and (iii) any shares issued pursuant to such award that on or following the effective date of the 2024 Plan are forfeited back to or repurchased by us because of a failure to vest. In June 2025, the Company’s stockholders approved an amendment and restatement of the 2024 Plan that increased the aggregate number of shares of common stock authorized for issuance by 10.0 million shares. In June 2026, the Company’s stockholders approved an amendment and restatement of the 2024 Plan that increased the aggregate number of shares of common stock authorized for issuance by 10.0 million shares. Option awards under the 2024 Plan generally have a maximum term of ten years from the date of the award. The 2024 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. Options granted by the Company to employees generally vest over four years. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over two to four years.

At June 30, 2026, the Company had approximately 26.8 million shares of its common stock subject to a combination of outstanding options and unvested RSUs under the Amended 2008 Plan and the 2024 Plan, of which approximately 8.4 million shares and 18.4 million shares were subject to outstanding options and unvested RSUs, respectively. At June 30, 2026, approximately 16.8 million shares were available for future issuance under the 2024 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2025	10,027	$5.20
Granted	—	—
Exercised	—	—
Forfeited/canceled	(1,633)	5.01
Balance at June 30, 2026	8,394	5.23

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2025	17,504	$1.91
Granted (1)	10,407	2.18
Vested (1)	(9,071)	2.12
Forfeited (1)	(477)	1.74
Balance at June 30, 2026	18,363	1.96

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

Note 10. Income Taxes

The Company recorded income tax expense of $0.1 million and $0.1 million during the three months ended June 30, 2026 and 2025, respectively, primarily related to the operating activities of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of $0.2 million and $0.1 million during the six months ended June 30, 2026 and 2025, respectively, primarily related to the operating activities of the Company’s Cerus Europe B.V. subsidiary.

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

The 2016 BARDA agreement and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In September 2023, BARDA committed an additional $3.5 million, which raised the committed funding to up to $185.5 million. As of June 30, 2026, the committed funding was $185.2 million. In July 2026, the Company and BARDA entered into an amendment to extend the 2016 BARDA Agreement until March 2027 without further obligation of funds. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time. As of June 30, 2026 and December 31, 2025, $2.5 million and $2.5 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the 2016 BARDA agreement.

In September 2024, the Company entered into a new agreement with BARDA (“2024 BARDA Agreement”). The 2024 BARDA agreement builds on the 2016 BARDA agreement and aims to further advance the development of the red blood cell system. The 2024 BARDA agreement includes access to funding that is intended to support a planned FDA modular premarket approval application and potential post-approval studies, accelerate development of an improved version of the red blood cell system, and scale up chemistry, manufacturing, and controls activities to enable a broad product launch, if approved. The six-year agreement with BARDA includes a base period (the “2024 Base Period”) with committed funding of up to $32.1 million, and subsequent option periods (each, a “2024 Option Period”) that, if exercised by BARDA and completed, would bring the total funding opportunity to $188.4 million. As of June 30, 2026, the total funding opportunity remains at up to $188.4 million. The Company could be responsible for cost sharing of up to $60.1 million. BARDA will make periodic assessments of the Company’s progress, and the continuation of the agreement is based on the Company’s success in completing the required tasks under the 2024 Base Period and each 2024 Option Period (if and to the extent any 2024 Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the 2024 BARDA agreement, including the ability to terminate for convenience at any time. Under the contract, the Company will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of June 30, 2026 and December 31, 2025, $0.7 million and $0.6 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the 2024 BARDA agreement.

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

As of June 30, 2026 and December 31, 2025, $1.4 million and $0.4 million, respectively, of unbilled amounts were included in “Prepaid and other current assets” on the Company’s condensed consolidated balance sheets related to DoD.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
American Red Cross	34%	33%	33%	36%
Établissement Français du Sang	10%	10%	10%	10%
OneBlood, Inc.	*	11%	11%	*

* Represents an amount less than 10% of product revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of results that may occur in future periods.

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

We have two agreements with Biomedical Advanced Research and Development Authority, or BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, under which we receive funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of emerging pathogens. The agreement entered in June 2016, or the 2016 BARDA Agreement, was due to expire in September 2026. In July 2026, we entered into an amendment with BARDA to extend the 2016 BARDA Agreement through March 2027. The agreement entered in September 2024, or the 2024 BARDA Agreement, was set to expire in September 2030. In July 2026, we entered into a modification with BARDA to extend the 2024 BARDA Agreement through September 2031. The ReCePI study was funded and the RedeS and other studies are being funded as part of our 2016 BARDA Agreement and BARDA reimburses us for allowable direct contract costs, as such costs are incurred, and for allowable indirect costs under both agreements. If we are unable to access all of the activities and associated reimbursement amounts for the remaining options available under our 2024 BARDA Agreement or if we are unable to add additional options and respective reimbursement amounts to fund further activities that may be required to meet licensure requirements, we will need to self-fund the activities required to satisfy the requirements for PMA licensure in the U.S. See the discussion under “Government contracts” below for more information. Should those amounts be inaccessible and should we be unable to self-fund the remaining initiatives, successful completion of the development of the red blood cell system may require us to obtain additional capital in order to obtain any regulatory approvals for and commercialize this product. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience additional delays in enrollment or completion of the RedeS study, our product development costs would likely increase.

In November 2020, we received FDA approval for the INTERCEPT Blood System for Cryoprecipitation. We sell kits to produce IFC to blood centers and in certain instances, procure finished IFC and sell to other blood centers for their hospital accounts. Similar to our platelet and plasma products, any blood center manufacturing IFC will need to complete its process validations and obtain Biologics License Applications, or BLAs, from the FDA Center for Biologics Evaluation and Research, or CBER, before we or they can sell finished IFC in interstate commerce. Delays in obtaining these licenses have adversely impacted and additional delays will adversely impact the nationwide availability of IFC in the U.S. In addition, we have also entered into certain agreements with blood centers who will purchase the finished IFC from us to sell to their hospital customers, and with blood center and blood center affiliate organizations to sell INTERCEPT Blood System for Cryoprecipitation kits to produce finished IFC for their own sales efforts to hospitals. Until we sell sufficient INTERCEPT Blood System for Cryoprecipitation kits to blood center affiliate organizations, or more blood centers producing IFC receive approval of their BLAs, our IFC sales will be limited. We have experienced an acceleration in IFC kit sales to blood centers and a shift away from direct sales to hospitals. We expect this trend to continue and that our IFC sales will continue to predominately be kit sales to blood centers, which we expect to favorably impact our gross margins.

We have borrowed and, in the future, may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to the Second Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and the Second Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, as described below, or potentially pursuant to new arrangements with different lenders. We have borrowed and may in the future borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. Should interest rates increase, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense. In addition, we may opportunistically seek access to the equity capital markets to support our development efforts and operations, including through the Controlled Equity OfferingSM Sales Agreement, as amended, or the Sales Agreement. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

We understand that we will be required to obtain new PMAs in the U.S. and certain in-country approvals for our INTERCEPT Blood System for Platelets and for Plasma with our new LED-based illuminator. We have filed a new PMA application for our INTERCEPT Blood System for Platelets and studies are underway to support the filing of a new PMA application for our INTERCEPT Blood System for Plasma. If we are unable to generate the required data for new PMAs, use of INTERCEPT in the United States will be limited to continued use with the existing illuminator, of which we have a limited number of devices available. Furthermore, although we have received CE Mark approval for the LED-based illuminator with the platelet and plasma systems, we understand that a number of country-specific approvals are required before we can commercialize the LED-based illuminator in those countries. Due to obsolescence of components of the existing illuminator, there is also a limited period of time during which we can continue to support and maintain the devices.

Outside of the U.S., we recognize product revenues from the sale of our platelet and plasma systems in a number of countries around the world including those in Europe, the CIS, and the Middle East. We utilize both our direct sales organization and regional distributors to market and sell our platelet and plasma systems in these international markets. Our commercial efforts outside the U.S. are focused on increasing market adoption with our existing customer relationships and building demand in new geographies. The introduction of the LED-based illuminator, including our direct and indirect markets outside of the United States, may face capital purchase budget constraints which would require us to continue to support the existing version of the illuminator or enter into financing agreements with customers.

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

The 2016 BARDA Agreement provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under this agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of June 30, 2026, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period and under exercised option periods, in an aggregate amount of up to $185.2 million. BARDA will no longer exercise any unexercised options under the 2016 BARDA Agreement. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding our agreements with BARDA.

In September 2024, we entered into the 2024 BARDA Agreement. The 2024 BARDA Agreement builds on the 2016 BARDA Agreement and aims to further advance the development of the red blood cell system. The 2024 BARDA Agreement includes access to funding that is intended to support a planned FDA modular premarket approval application and potential post-approval studies, accelerate development of an improved version of the red blood cell system, and scale up chemistry, manufacturing, and controls activities to enable a broad product launch, if approved. The six-year agreement with BARDA includes a base period, or the 2024 Base Period, with committed funding of up to $32.1 million, and subsequent option periods, or 2024 Option Periods, that, if exercised by BARDA and completed, would bring the total funding opportunity to $188.4 million as of June 30, 2026. In July 2026, BARDA committed an additional $33.2 million, which raised the committed funding to $65.3 million. The total funding opportunity was also increased by $20.6 million to a total funding opportunity of $209.0 million and extended our period of performance through September 2031.

We could be responsible for cost sharing of up to $61.5 million which we would satisfy by agreeing to utilize lower fringe, overhead, and G&A rates for select options than we are otherwise allowed to use as supported by audited indirect cost submissions. BARDA will make periodic assessments of our progress, and the continuation of the 2024 BARDA Agreement is based on our success in completing the required tasks under the 2024 Base Period and each 2024 Option Period (if and to the extent any 2024 Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the 2024 BARDA Agreement, including the ability to terminate for convenience at any time. Under the contract, we will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The U.S. Federal Government has imposed a standardized indirect cost rate on grants administered by the National Institutes of Health. The standardized rates are significantly lower than our current audited indirect rates. While our contracts with BARDA are not currently impacted by these standardized indirect rates, should the U.S. Federal Government impose similar rate restrictions, we would have to absorb many of our indirect costs which would adversely affect our operating results. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding our agreements with BARDA.

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

Results of Operations

Three and six months ended June 30, 2026 and 2025

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
Product revenue	$57,441	$52,445	$4,996	10%	$111,102	$95,684	$15,418	16%
Government contract revenue	5,862	7,684	(1,822)	(24%)	12,094	13,298	(1,204)	(9%)
Total revenue	$63,303	$60,129	$3,174	5%	$123,196	$108,982	$14,214	13%

Product revenue increased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The increase in product revenue during the three months ended June 30, 2026 was primarily due to sales volume growth in disposable platelet and plasma kit sales and IFC sales to U.S. customers. The increase in product revenue during the six months ended June 30, 2026 was primarily due to sales volume growth in disposable platelet kits sales and IFC sales to U.S. customers. We expect product revenue for INTERCEPT disposable kits to increase in future periods driven by growth in our global platelet and plasma business and U.S. IFC business, due in part to increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway.

Government contract revenue decreased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily due to the completion of our FDA agreement in September 2025, decreased activities under the 2024 BARDA Agreement relative to the same period last year, and decreased activities under the 2016 BARDA Agreement. We anticipate that government contract revenue will increase in future periods as multiple contracts are active and as activities supporting those contracts ramp up.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
Cost of product revenue	$27,909	$23,470	$4,439	19%	$53,676	$41,285	$12,391	30%

Cost of product revenue increased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily due to the increase in product revenue compared to the same period, tariffs, and higher freight charges.

Our gross margin on product sales was 51% during the three months ended June 30, 2026 compared to 55% during the three months ended June 30, 2025. Our gross margin on product sales was 52% during the six months ended June 30, 2026 compared to 57% during the six months ended June 30, 2025. The margin decrease for the three months ended June 30, 2026 was driven primarily by foreign exchange rates and the cost of our product inventory. The decrease for the six months ended June 30, 2026 was driven by similar factors and the favorable effects of the capitalization of inventoriable charges during the first quarter of 2025. Margins were impacted by the mix of geographies into which products were sold, with higher U.S. kit sales over sales in other regions and, to a lesser extent product mix. Geographic mix and by extension foreign exchange rates along with the impact of enacted import tariffs had an adverse effect on our gross margins. Changes in our gross margin on product sales are affected by various factors, including prices of products sold, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, import tariffs, the mix of product sold, the mix of customers to which products are sold, and the reserves for excess and obsolete inventory. Furthermore, we may experience cost pressures due to the current inflationary environment, tariffs and escalating trade tensions, the global economic impacts of the ongoing military conflict involving the U.S., Israel, and Iran, including disruptions of the global supply chain and energy markets, increased transportation costs and adverse impacts on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. To meet the growing demand for our products and to invest in future quality improvements and gross margin expansion, we have invested in capital equipment, capacity expansion and cost reduction projects with many of our suppliers. These projects may cost more than anticipated, may not produce the anticipated benefits or may be delayed, any of which would potentially limit our expected return on investment and affect our operations. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other factors.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
Research and development	$14,388	$18,900	$(4,512)	(24%)	$28,920	$35,505	$(6,585)	(19%)

Research and development expenses decreased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily driven by decreased costs related to government contract work and our LED-based illuminator.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
Selling, general and administrative	$22,864	$21,182	$1,682	8%	$42,812	$41,468	$1,344	3%

Selling, general and administrative expenses increased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 which was due to multiple offsetting factors and reflects our ongoing focus on driving leverage.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
Foreign exchange (loss) gain	$(49)	$(911)	$862	(95%)	$101	$(1,198)	$1,299	(108%)
Interest expense	(1,714)	(2,150)	436	(20%)	(3,586)	(4,260)	674	(16%)
Other income, net	734	845	(111)	(13%)	1,253	1,451	(198)	(14%)
Total non-operating expense, net	$(1,029)	$(2,216)	$1,187	(54%)	$(2,232)	$(4,007)	$1,775	(44%)

Foreign Exchange (Loss) Gain

We had foreign exchange loss during the three months ended June 30, 2026 and 2025. We had foreign exchange gain during the six months ended June 30, 2026 compared to foreign exchange loss during the six months ended June 30, 2025. These are primarily due to foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense decreased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily due to a decrease in interest rates and the principal balance on our Term Loan. Should interest rates increase, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense.

Other Income, net

Other income, net decreased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
Provision for income tax	$95	$76	$19	25%	$186	$150	$36	24%

The tax expenses were primarily a result of our Cerus Europe B.V. subsidiary’s activities.

Due to our history of cumulative operating losses, management has concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of June 30, 2026, will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2026.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of June 30, 2026 and December 31, 2025, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$17,980	$19,961
Short-term investments	38,284	62,918
Restricted cash	627	639
Total	$56,891	$83,518

Cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of June 30, 2026 and December 31, 2025, we had the following indebtedness (in thousands):

	June 30, 2026	December 31, 2025
Debt – current	$30,088	$43,343
Debt – non-current	34,828	40,545
Total	$64,916	$83,888

Operating Activities

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Net cash used in operating activities	$(5,710)	$(3,290)

The increase in net cash used in operating activities for the six months ended June 30, 2026 compared to six months ended June 30, 2025, was primarily related to changes in working capital during the six months ended June 30, 2026, compared to the same period in 2025.

Investing Activities

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Net cash provided by (used in) investing activities	$22,726	$(2,278)

We had net cash provided by investing activities for the six months ended June 30, 2026 compared to net cash used in investing activities during the same period in 2025. The change was primarily due to higher proceeds from the maturity and sale of our investments and lower purchases of investments compared to the same period in 2025.

Financing Activities

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Net cash (used in) provided by financing activities	$(18,847)	$942

We had net cash used in financing activities for the six months ended June 30, 2026 compared to net cash provided by financing activities during the same period in 2025. The change was primarily due to the repayment on Prior Term Loan and partially offset by higher proceeds from the Revolving Loan Credit Agreement during the six months ended June 30, 2026.

Working Capital

(in thousands)	June 30, 2026	December 31, 2025
Working capital	$70,143	$73,214

Working capital decreased as of June 30, 2026, compared to December 31, 2025, primarily due to the refinancing of debt under our Prior Term Loan and partially offset by an increase in inventory. Contract assets related to DoD of $1.4 million and $0.4 million as of June 30, 2026 and December 31, 2025, respectively are excluded from working capital.

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

In March 2023, we entered into an amendment to our Sales Agreement under which we may issue and sell up to $96.8 million of our common stock through or to Cantor Fitzgerald & Co. or Stifel, Nicolaus & Company, Incorporated, as sales agent or principal. During the three-month period ended June 30, 2026, we did not sell shares of our common stock under the Amended Sales Agreement.

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

We did not have any off-balance sheet arrangements as of June 30, 2026.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three and six months ended June 30, 2026 and 2025. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2026, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended June 30, 2026, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While we have entered into agreements with Établissement Français du Sang, or EFS, to supply illuminators, platelet and plasma disposable kits, maintenance services for illuminators, and ancillary pooling sets to EFS, we cannot provide any assurance that the national deployment of the platelet system in France will be sustainable or that we will be able to secure any contracts subsequent to our existing contract or any extensions to future contracts with EFS. If we are unable to continue to successfully support EFS’ national adoption of the platelet system, EFS’ use of the plasma system, our business, results of operations and financial condition may be adversely impacted. Our contracts with EFS do not contain purchase volume commitments and as such, it is challenging to forecast with precision the purchase levels and product demand and fulfill EFS’ orders. Furthermore, EFS contracts are entered into as part of a public procurement process and generally extend for multiple years with little ability to adjust pricing. Our operating margins may be negatively impacted should inflation rise faster than our contracted pricing. In addition, we understand that EFS has in the past and may elect in the future to inspect and test samples of each lot that it purchases from us prior to accepting the products shipped to fulfill orders. We have little insight into the time to test, testing conditions or ultimate results. Other customers may require similar conditions of purchase. Testing may have a negative impact on our ability to recognize product revenue either due to the time it takes to test and approve the release of a shipment or if the customer experiences problems with testing or if testing results are outside of the customer acceptance criteria.

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

We commercialize and sell disposable kits directly to blood centers for the manufacture of IFC for their own account or for hospitals with whom they already have contracts in place. In limited instances, we also sell the finished IFC made by other blood centers to certain blood centers. The American Red Cross is not able to produce IFC for their hospital customers and will be dependent on purchasing treated IFC from us or other blood centers, which may not be economically feasible for us or other blood centers.

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

In addition, while we believe that IFC has many advantages over competitors, traditional cryoprecipitate and fibrinogen concentrates are well established within hospital use. Even if we are able to generate compelling data regarding the use of IFC over other products or traditional cryoprecipitate, hospitals may not perceive the advantage of IFC over the competing products and blood centers may be ineffective in selling IFC to hospitals or be unable to demonstrate the economic or patient advantages to customers relative to the competitors. If additional BLAs are delayed or are never issued to blood centers producing IFC, there may not be production capacity to supply demand, especially in states outside of the home states of blood centers producing IFC. If blood centers that adopt IFC experience delays in obtaining BLAs or are never issued BLAs, our operating results may be negatively impacted. A byproduct of producing IFC is pathogen reduced cryoprecipitate poor plasma. If we are unable to find a commercial outlet for pathogen reduced cryoprecipitate poor plasma, we will continue to incur costs to discard the byproduct or be required to offset the economic impact to blood centers, which will continue to negatively impact our operating results.

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

We understand that we will be required to obtain new PMAs in the U.S. and certain other in-country approvals for our INTERCEPT Blood System for Platelets and for Plasma with our new LED-based illuminator. We have filed a new PMA application for our INTERCEPT Blood System for Platelets and studies are underway to support the filing of a new PMA application for our INTERCEPT Blood System for Plasma. If we are unable to generate the required data for new PMAs, use of INTERCEPT in the United States will be limited to continued use with the existing illuminator, of which we have a limited number of devices available for which we have a limited time that we can continue to support and maintain.

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

Any modifications to the platelet, plasma or cryoprecipitation systems could be determined to significantly affect their safety or effectiveness, including significant design and manufacturing changes, or determined to constitute a major change in their intended use, manufacture, design, components, or technology which would require approval of a new premarket approval application, or PMA, or PMA supplement. Further, any modification to our plasma system may have an impact on the cryoprecipitation system, which may similarly require approval of a new PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new submissions or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, we have redesigned the illuminators used in the platelet and plasma systems and may need to further redesign the illuminator. We understand that we will be required to obtain new PMAs in the U.S. and certain other in-country approval for our INTERCEPT Blood System for Platelets and for Plasma with our new LED-based illuminator. We are currently working with the FDA to understand the data requirements for those PMAs. If we are unable to generate the required data for new PMAs, use of INTERCEPT in the United States will be limited to continued use with the existing illuminator, which we have a limited number of devices available and for which we have a limited time that we can continue to support and maintain.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system in the United States will come from our agreements with BARDA. The original agreement that we entered into in 2016, or the 2016 Agreement, including its subsequent modifications, provides for reimbursement of certain expenses incurred by us for up to approximately $270.2 million to support the development of the red blood cell system. However, the 2016 Agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the 2016 Agreement and the potential exercise of subsequent option periods. As of June 30, 2026, the committed funding was $185.2 million under the base period of the 2016 Agreement and associated options. BARDA will no longer exercise any of the remaining options under the 2016 BARDA Agreement. In September 2024, we entered into a new agreement with BARDA, the 2024 Agreement, which includes potential funding of up to approximately $188.4 million under a base period and subsequent option periods, similar to the 2016 Agreement. Our ability to add options and reimbursement to cover new activities or to access the full amount available under the 2024 Agreement is dependent on our success in completing required tasks under the base period and each option period, if and to the extent any option periods are exercised by BARDA, which it may do or not do in its sole discretion. In addition, BARDA is entitled to terminate either of our BARDA agreements for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. BARDA is also not obligated to fund any additional activities that may be required to meet licensure requirements. In July 2026, the Company and BARDA entered into an amendment to extend the 2016 BARDA Agreement until March 2027. Moreover, the 2024 Agreement with BARDA will expire in 2030. Under both BARDA agreements, activities covered under the base period and exercised option periods may ultimately take longer than is allowed or cost more than is covered by the respective BARDA agreements, and if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. In addition, should there be a temporary funding shortfall with any of the activities contemplated, we may need to cease, delay or defer completion of the activities until the funding shortfall is resolved, if ever. We are uncertain how future U.S. government budgets, executive actions, and debt ceiling negotiations will affect BARDA funding, nor are we certain how future U.S. government shutdowns will affect BARDA funding. We have hired and maintain staffing, as well as having entered into agreements with third parties to perform activities associated with our BARDA agreements. Should we be unable to fully utilize the personnel or third parties as planned, either because of BARDA funding or time limitations, or other reasons, we may be forced to bear costs that we had anticipated would be covered under our BARDA agreements. Moreover, the continuation of our BARDA agreements depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate our agreements should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. Our ability to meet the expectations of BARDA under our agreements is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreements. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreements, our ability to meet the anticipated milestones may be impaired.

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

In February 2021, we entered into an Equity Joint Venture Contract with Shandong Zhongbaokang Medical Implements Co., Ltd., or ZBK, to establish Cerus Zhongbaokang (Shandong) Biomedical Co., LTD., or the JV, for the purpose of developing, obtaining regulatory approval for, and eventual manufacturing and commercialization of the INTERCEPT blood system for platelets and red blood cells in the People’s Republic of China. We own 51% of equity in the JV and consolidate the JV. The JV will need to obtain regulatory approval for the INTERCEPT Blood System for Platelets and Red Blood Cells before it can begin commercializing in China. To provide the best chance of regulatory approval and ultimate market adoption, the JV has decided to generate a body of data using the illuminator and platelet system from Chinese native donors using Chinese collection practices. In order to obtain that regulatory approval, the JV may need to run additional clinical or in vitro studies in China. We cannot provide assurance that the JV will be successful in completing such studies, meeting study endpoints, or be successful in meeting any other requirements or that it will ever receive regulatory approval. If the JV is unable to obtain regulatory approval to sell INTERCEPT in China, our ability to grow our business and achieve significant revenues in China will be negatively impacted. We may be unable to realize a return on any investment in the JV or we may not be able to monetize any profit or otherwise generate meaningful value from our ownership of the JV. Furthermore, any additional data that is requested in order to obtain regulatory approval in China or further delays in obtaining regulatory approval may require additional capital in order for the JV to generate required data or support operations until regulatory approval is obtained, if ever.

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

We have signed an agreement with a supplier to produce the new LED-based illuminator. Some of the new components require long order lead times and have required that we procure the components in advance of receiving regulatory approval in order to satisfy demand for our products. While we have received a CE Certificate of Conformity under the MDR and affixed the CE Mark to the new LED-based illuminator, until we obtain additional in-country regulatory approvals, sales of illuminators will be limited to the quantity of the current model illuminator that we have on hand in regions that do not recognize the CE Mark. Furthermore, our ability to maintain the existing installed base of current model of illuminators is limited, in some cases, to the existing stockpiled components that we have on hand and our ability to calibrate light dose on such illuminators is limited to maintaining the bulbs required to operate a calibration station and external radiometers. Any failure to, or delays in, receiving regulatory approvals for the new LED-based illuminator, or increased costs associated with mitigating any such delays, could materially and adversely affect our business, financial condition, results of operations and growth prospects and impair our sales and ability to penetrate new markets. Our inability to efficiently and timely convert the existing illuminators in the field to the new illuminator, could negatively impact our ability to maintain the existing installed base.

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

Until we sell sufficient INTERCEPT Blood System for Cryoprecipitation kits to blood center organizations or expand the number of blood centers producing IFC that have obtained BLAs, our IFC sales will be limited. Additionally, because IFC are products derived from our INTERCEPT Blood System for plasma, any supply disruptions or failures that could impact our plasma system will have a negative direct impact on the production of IFC. The pricing for plasma derived products has become increasingly competitive and has placed a strain on the availability of plasma for production of IFC. Should this constraint escalate or be prolonged, our costs may increase, or we may be unable to meet the demand we and others have generated for IFC. Should that occur, the dependability of a consistent supply may be called into question and customers and prospective customers may choose not to use IFC for their operations. To minimize this risk, we may meet hospital or blood center demand and choose to purchase IFC from blood centers outside of our current manufacturing partners which may not be economical.

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

Our cost of product sold, research and development and selling, general and administrative expenses have resulted in substantial losses since our inception. While our net losses have recently narrowed, at our expected and guided sales levels of the platelet, plasma and cryoprecipitation systems, and of IFC, our costs to manufacture, distribute, market, and sell our products, support the systems and develop new products may be in excess of our revenue. In particular, it is expensive and time-consuming to continually address ever-changing regulatory requirements whether those changes are due to changes in the requirements or changes in our products to expand or maintain our products’ label claims. Furthermore, the cost of complying with increased oversight and changing requirements under U.S. GAAP, the SEC and PCAOB and other administrative regulators may be unsustainable or increase faster than the anticipated revenue growth. In addition, we expect to incur additional research and development costs associated with inflationary pressures on labor and study costs, the development of different configurations of existing product candidates and products and our illuminator, development of new products, planning, enrolling and completing ongoing clinical and non-clinical studies, including the post-approval studies or registry studies we are and may be required to conduct in connection with the approvals of the platelet system, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., performing the agreed-upon activities under our government agreements, legal compliance, and creating, maintaining and defending our intellectual property. Moreover, both our near and long-term capital requirements will require that we continue to invest in capital purchases to support ongoing and proposed studies, in addition to manufacturing capacity expansion to support our growing business. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary to obtain CE Certificates of Conformity and affix the CE Mark in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs will be ongoing in connection with our new MDR application and would also increase if existing clinical data is insufficient for us to potentially obtain approval of such new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials. These costs could be substantial and could extend the period during which we expect to operate at a loss, particularly if we experience any difficulties or delays in completing the activities. In addition, we may be required to reduce the sales price for our products in order to make our products economically attractive to our customers and to governmental and private payors, or to compete favorably with other blood safety interventions or other pathogen reduction technologies, which may reduce or altogether eliminate any gross profit on sales.

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

We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Second Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), or the Term Loan Credit Agreement, and our Second Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), or the Revolving Loan Credit Agreement, both with MidCap Financial Trust, or MidCap, or potentially pursuant to new arrangements with different lenders. We have borrowed and may in future borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates, financial performance covenants and repayment provisions that reduce cash resources and limit future access to capital markets. Should interest rates increase, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense. In addition, we may opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders. Moreover, recent developments in the financial services industry could cause us to experience liquidity constraints or failures, hinder our ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, and result in further disruptions or instability in the financial services industry or financial markets. In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

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

As of June 30, 2026, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $64.9 million. All of our current and future assets, except for intellectual property and certain investments in subsidiaries and affiliates, are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. In addition, our failure to comply with certain financial covenants could result in the lenders obtaining a security interest in our intellectual property. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement. We will be required to make principal payments beginning in June 2030 until May 2031, if not repaid sooner.

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

In the past, a meaningful amount of our product revenue has come from sales to distributors for the Russian and CIS country markets, as well as Middle Eastern markets. While we believe that all patients wanting access to INTERCEPT-treated blood components should have access, Russia’s ongoing war against Ukraine and the elevated U.S. and EU sanctions imposed against Russia and Belarus has made servicing our distributors in Russia and Belarus more difficult. Additionally, the conflict involving the U.S., Israel, and Iran may affect our business. See “–Our manufacturing supply chain exposes us to significant risks.” Weakness and/or instability in worldwide oil demand and/or prices, civil, political and economic disturbances and any potential spillover effect may have a negative impact on markets that we service.

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

We are highly dependent upon our executive management team and other critical personnel, including our specialized research and development, regulatory and operations personnel, many of whom have been employed with us for many years and have a significant amount of institutional knowledge about us and our products. We do not carry “key person” insurance. If one or more members of our executive management team or other key personnel were to retire or resign, including in connection with the recent transition of our Chief Executive Officer role, our ability to achieve development, regulatory or operational milestones for commercialization of our products could be adversely affected if we are unable to replace them with employees of comparable knowledge and experience. In addition, we may not be able to retain or recruit other qualified individuals, and our efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, significant amounts of internal historical knowledge and expertise could become unavailable to us. We also rely on our ability to attract, retain and motivate skilled and highly qualified personnel in order to grow our company. Our depressed stock price negatively impacts our ability to provide perceived valuable equity compensation to our employees, including executive management. Competition for qualified personnel in the medical device and pharmaceutical industry is very intense. Labor shortages of qualified personnel is expected to persist for the foreseeable future and has required that we broaden our searches and change the way we operate. If we are unable to attract, retain and motivate quality individuals, our business, financial condition, ability to perform under our BARDA agreements, or results of operations and growth prospects could be adversely affected. Even if we are able to identify and hire qualified personnel commensurate with our growth objectives and opportunities, the process of integrating new employees is time consuming, costly and distracting to existing employees and management. Such disruptions may have an adverse impact on our operations, our ability to service existing markets and customers, or our ability to comply with regulations and laws.

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

In the ordinary course of business, we (and the third parties with whom we work) process personal data and other sensitive information. Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. These include those that are used directly by our operations and those used by critical service providers and suppliers, including our manufacturing partners. As use of information technology systems has increased, deliberate attacks, attempts to gain unauthorized access to computer systems and networks, and unintentional actions or inactions that expose us to security vulnerabilities and incidents have increased in frequency and sophistication. Our information technology assets, systems and networks (and those of the third parties with whom we work) are potentially vulnerable to a variety of evolving threats, including but not limited to breakdown (e.g., as a result of software or hardware failures), ransomware attacks (which have become increasingly prevalent and severe), supply chain attacks, malicious intrusion and computer viruses and other sources of compromise (including those related to natural disasters), which may result in the impairment of production and key business processes or loss or other compromise of data or information. We and our suppliers are also potentially vulnerable to data security breaches, for example, by intentional or accidental actions or inactions of personnel or others. These threats may come from a wide variety of actors, such as traditional hackers, internal and external personnel, and state-sponsored actors. For example, we have in the past and may in the future be subject to “phishing” attacks in which third parties send fraudulent emails purporting to be from reputable sources. Phishing attacks may attempt to obtain personal information, infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information. Such breaches and other compromises could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal data (including sensitive personal data) of our employees, clinical trial patients, distributors, customers and others. Remote and hybrid work arrangements may increase risks to relevant information technology systems and data.

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

The market price for our common stock has varied between a high of $3.04 on May 29, 2026, and a low of $1.69 on March 13, 2026, in the six months ended June 30, 2026. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 5, 2026, Chrystal Jensen, Chief Legal Officer, General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 130,000 shares of the Company’s stock until March 5, 2027.

On May 12, 2026, Kevin Green, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 205,066 shares of the Company’s stock until March 5, 2027.

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

10.1*

Second Amended and Restated Credit, Security and Guaranty Agreement (Term Loan), dated June 5, 2026, by and among the Company, the lenders party thereto from time to time and MidCap Financial Trust, as agent and a lender.

10.2*

Second Amended and Restated Credit, Security and Guaranty Agreement (Revolving Loan), dated June 5, 2026, by and among the Company, the lenders party thereto from time to time and MidCap Funding IV Trust, as agent and a lender.

10.3*	Amendment #1 to Second Amended and Restated Supply and Manufacturing Agreement, by and between Cerus Corporation and Porex Corporation, dated June 11, 2026.

10.4*	Amendment #2 to Second Amended and Restated Supply and Manufacturing Agreement, by and between Cerus Corporation and Porex Corporation, dated June 30, 2026.

10.5	Cerus Corporation Amended and Restated 2024 Equity Incentive Plan, as amended and restated effective June 2, 2026.

10.6 (6)	Amendment, dated July 6, 2026, to Letter Agreement, dated May 12, 2011, between Cerus Corporation and William Greenman.

10.7 (7)	Cerus Corporation Severance Plan and Summary Plan Description.

10.8 (7)	Form of Cerus Corporation Severance Plan Participation Agreement.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Certain confidential information contained in this document, marked by [***], has been omitted because Cerus Corporation has determined the information (i) is the type that Cerus Corporation treats as private or confidential.

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

(6) Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-21937), filed with the SEC on July 10, 2026.

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

CERUS CORPORATION

Date: July 30, 2026	/s/ Kevin D. Green
Kevin D. Green
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)