Form 10-Q
period 2026-09-30
CERUS CORP
filed 2026-11-02
CIK 1020214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 16, 2026, there were 201,954,184 shares of the registrant’s common stock outstanding.

CERUS CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2026

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CERUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,350	$19,961
Short-term investments	40,759	62,918
Accounts receivable, net	30,560	30,374
Current inventories	64,689	56,101
Prepaid and other current assets	4,212	5,030
Total current assets	156,570	174,384
Non-current assets:
Property and equipment, net	9,423	9,204
Operating lease right-of-use assets	8,797	10,124
Goodwill	1,316	1,316
Restricted cash	625	639
Non-current inventories	15,635	15,143
Other assets	12,363	11,049
Total assets	$204,729	$221,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,664	$28,008
Accrued liabilities	21,094	25,271
Debt – current	28,504	43,343
Operating lease liabilities – current	3,311	2,905
Deferred revenue	1,433	1,274
Total current liabilities	80,006	100,801
Non-current liabilities:
Debt – non-current	34,846	40,545
Operating lease liabilities – non-current	8,299	10,153
Other non-current liabilities	5,216	5,395
Total liabilities	128,367	156,894
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common Stock	202	192
Additional paid-in capital	1,162,386	1,145,343
Accumulated other comprehensive loss	(602)	(156)
Accumulated deficit	(1,086,285)	(1,081,155)
Total Cerus Corporation stockholders’ equity	75,701	64,224
Noncontrolling interest	661	741
Total liabilities and stockholders’ equity	$204,729	$221,859

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Product revenue	$57,714	$52,698	$168,816	$148,382
Cost of product revenue	27,449	24,558	81,125	65,843
Gross profit on product revenue	30,265	28,140	87,691	82,539
Government contract revenue	6,304	7,539	18,398	20,837
Operating expenses:
Research and development	14,268	15,825	43,188	51,330
Selling, general and administrative	21,918	18,618	64,730	60,086
Total operating expenses	36,186	34,443	107,918	111,416
Income (loss) from operations	383	1,236	(1,829)	(8,040)
Non-operating expense, net:
Foreign exchange (loss) gain	(16)	(28)	85	(1,226)
Interest expense	(1,237)	(2,119)	(4,823)	(6,379)
Other income, net	356	976	1,609	2,427
Total non-operating expense, net	(897)	(1,171)	(3,129)	(5,178)
(Loss) income before income taxes	(514)	65	(4,958)	(13,218)
Provision for income tax	66	85	252	235
Net loss	(580)	(20)	(5,210)	(13,453)
Net loss attributable to noncontrolling interest	(30)	(1)	(80)	(10)
Net loss attributable to Cerus Corporation	$(550)	$(19)	$(5,130)	$(13,443)

Net loss per share attributable to Cerus Corporation
Basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.07)
Weighted average shares outstanding:
Basic and diluted	201,653	191,830	198,814	190,083

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(580)	$(20)	$(5,210)	$(13,453)
Other comprehensive income (loss)
Foreign currency translation adjustment	5	3	18	11
Unrealized (loss) gain on available-for-sale investments, net of taxes	(224)	96	(464)	215
Comprehensive (loss) income	(799)	79	(5,656)	(13,227)
Comprehensive loss attributable to noncontrolling interest	(30)	(1)	(80)	(10)
Total comprehensive (loss) income attributable to Cerus Corporation	$(769)	$80	$(5,576)	$(13,217)

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands)

	Nine Months Ended September 30, 2026

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2025	192,142	$192	$1,145,343	$(156)	$(1,081,155)	$741	$64,965
Issuance of common stock from vesting of restricted stock units and ESPP purchases	8,174	8	224	—	—	—	232
Stock-based compensation	—	—	4,904	—	—	—	4,904
Other comprehensive loss	—	—	—	(167)	—	—	(167)
Net loss	—	—	—	—	(1,640)	(8)	(1,648)
Balances as of March 31, 2026	200,316	$200	$1,150,471	$(323)	$(1,082,795)	$733	$68,286
Issuance of common stock from vesting of restricted stock units	1,141	1	(26)	—	—	—	(25)
Stock-based compensation	—	—	5,496	—	—	—	5,496
Other comprehensive loss	—	—	—	(60)	—	—	(60)
Net loss	—	—	—	—	(2,940)	(42)	(2,982)
Balances as of June 30, 2026	201,457	$201	$1,155,941	$(383)	$(1,085,735)	$691	$70,715
Issuance of common stock from vesting of restricted stock units and ESPP purchases	430	1	348	—	—	—	349
Stock-based compensation	—	—	6,097	—	—	—	6,097
Other comprehensive loss	—	—	—	(219)	—	—	(219)
Net loss	—	—	—	—	(550)	(30)	(580)
Balances as of September 30, 2026	201,887	$202	$1,162,386	$(602)	$(1,086,285)	$661	$76,362

	Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interest	Equity
Balances as of December 31, 2024	185,766	$186	$1,121,887	$(400)	$(1,065,528)	$751	$56,896
Issuance of common stock from vesting of restricted stock units and ESPP purchases	5,348	5	290	—	—	—	295
Stock-based compensation	—	—	6,635	—	—	—	6,635
Other comprehensive income	—	—	—	134	—	—	134
Net loss	—	—	—	—	(7,717)	(1)	(7,718)
Balances as of March 31, 2025	191,114	$191	$1,128,812	$(266)	$(1,073,245)	$750	$56,242
Issuance of common stock from vesting of restricted stock units	474	—	(31)	—	—	—	(31)
Stock-based compensation	—	—	5,681	—	—	—	5,681
Other comprehensive loss	—	—	—	(7)	—	—	(7)
Net loss	—	—	—	—	(5,707)	(8)	(5,715)
Balances as of June 30, 2025	191,588	$191	$1,134,462	$(273)	$(1,078,952)	$742	$56,170
Issuance of common stock from vesting of restricted stock units and ESPP purchases	449	1	330	—	—	—	331
Stock-based compensation	—	—	5,624	—	—	—	5,624
Other comprehensive income	—	—	—	99	—	—	99
Net loss	—	—	—	—	(19)	(1)	(20)
Balances as of September 30, 2025	192,037	$192	$1,140,416	$(174)	$(1,078,971)	$741	$62,204

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities
Net loss	$(5,210)	$(13,453)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,329	1,033
Stock-based compensation	16,497	17,940
Non-cash operating lease cost	2,027	1,917
Net loss on sale of available-for-sale securities	5	5
Unrealized gain on investments	(46)	(198)
Non-cash interest expense	282	298
Foreign currency remeasurement (gain) loss	(108)	147
Changes in operating assets and liabilities:
Accounts receivable	(398)	212
Inventories	(9,624)	(11,506)
Prepaid and other assets	844	(2,069)
Accounts payable	(1,881)	3,362
Accrued liabilities and other non-current liabilities	(6,579)	66
Deferred revenue	159	883
Net cash used in operating activities	(2,703)	(1,363)
Investing activities
Capital expenditures	(1,696)	(2,422)
Purchases of investments	(24,175)	(27,765)
Proceeds from maturities and sale of investments	45,189	25,400
Net cash provided by (used in) investing activities	19,318	(4,787)
Financing activities
Net proceeds from equity incentives	611	595
Net costs from public offerings	(55)	(35)
Net proceeds from revolving line of credit	9,536	702
Payments on loans	(30,000)	—
Debt issuance costs	(166)	—
Net cash (used in) provided by financing activities	(20,074)	1,262
Effect of exchange rates on cash, cash equivalents, and restricted cash	(166)	336
Net decrease in cash, cash equivalents, and restricted cash	(3,625)	(4,552)
Cash, cash equivalents, and restricted cash, beginning of period	20,600	21,361
Cash, cash equivalents, and restricted cash, end of period	$16,975	$16,809

See accompanying Notes to Condensed Consolidated Financial Statements.

CERUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of Cerus Corporation, its subsidiary, and its variable interest entity in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance, after elimination of all intercompany accounts and transactions (together with Cerus Corporation, hereinafter “Cerus” or the “Company”). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been made. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any future periods.

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

The Company’s main source of revenue is product revenue from sales of the INTERCEPT Blood System for platelets and plasma (“platelet and plasma systems” or “disposable kits”), UVA illumination devices (“illuminators”), INTERCEPT Fibrinogen Complex (“IFC”), spare parts and storage solutions, and maintenance services of illuminators. The Company sells its platelet and plasma systems directly to blood banks, hospitals, universities, government agencies, as well as to distributors in certain regions. The Company sells its IFC primarily to hospitals and blood banks. The Company uses a binding purchase order or signed sales contract as evidence of a contract and satisfaction of its policy. Generally, the Company’s sales contracts for disposable kits and illuminators with its customers do not provide for open return rights, except within a reasonable time after receipt of goods in the case of defective or non-conforming product. The contracts with customers can include various combinations of products, and to a lesser extent, services. The Company must determine whether products or services are capable of being distinct and accounted for as separate performance obligations or are accounted for as a combined performance obligation. The Company must allocate the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis and recognize the product revenue when the performance obligation is satisfied. The Company determines the SSP by using the historical selling price of the products and services. If the amount of consideration in a contract is variable, the Company estimates the amount of variable consideration that should be included in the transaction price using the most likely amount method, to the extent it is probable that a significant future reversal of cumulative product revenue under the contract will not occur. Product revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those products or services. Product revenue from the sale of illuminators, disposable kits, IFC, spare parts and storage solutions are recognized upon the transfer of control of the products to the customer. Product revenue from maintenance services are recognized ratably on a straight-line basis over the term of maintenance as customers simultaneously consume and receive benefits. Freight costs charged to customers are recorded as a component of product revenue. Taxes that the Company invoices to its customers and remits to governments are recorded on a net basis, which excludes such tax from product revenue.

The Company receives funding under its U.S. government contracts that support research and development of defined projects. The Biomedical Advanced Research and Development Authority (“BARDA”) and the U.S. Food and Drug Administration (“FDA”) contracts generally provide for reimbursement of approved costs incurred under the terms of the contracts. Revenue related to the cost reimbursement provisions is recognized as the qualified direct and indirect costs on the projects are incurred. The FDA contract ended in September 2025. The Department of Defense (“DoD”) contract provides for payments upon completion of each milestone. Revenue from the DoD contract is recognized on the application of the cost-to-cost input method, which measures the extent of progress towards completion of its single performance obligation based on the ratio of actual costs incurred to the total estimated costs over the performance period of the agreement. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. The Company invoices under its U.S. government contracts using the provisional rates in the government contracts and thus is subject to future audits at the discretion of the government. The Company believes that government contract revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. However, these audits could result in an adjustment to government contract revenue previously reported, which adjustments could be potentially significant. Costs incurred related to services performed under the contracts are included as a component of research and development or selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (refer to “Use of Estimates” above) affects the revenue recorded from development funding and under the government contracts.

Disaggregation of Product Revenue

Product revenue by geographical locations of customers during the three and nine months ended September 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Product revenue:
North America	$39,136	$35,031	$114,247	$100,916
Europe, Middle East and Africa	17,645	16,744	51,659	45,569
Other	933	923	2,910	1,897
Total product revenue	$57,714	$52,698	$168,816	$148,382

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

Research and Development Expenses

Research and development (“R&D”) expenses are charged to expense when incurred, including cost incurred pursuant to the terms of the Company’s U.S. government contracts. R&D expenses include salaries and related expenses for scientific and regulatory personnel, non-cash stock-based compensation, payments to consultants, supplies and chemicals used in in-house laboratories, costs of R&D facilities, depreciation of equipment and external contract research expenses. External contract research expenses include costs for clinical trials, preclinical safety studies, other laboratory studies, process development and product manufacturing for research use.

The Company’s use of estimates in recording accrued liabilities for R&D activities (refer to “Use of Estimates” above) affects the amounts of R&D expenses recorded from development funding. Actual results may differ from those estimates under different assumptions or conditions.

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

Deferred Compensation Plan

The Company’s deferred compensation plan, pursuant to which compensation deferrals began in 2020, is a nonqualified deferred compensation plan that allows highly compensated employees to defer up to 80 percent of their base salary and up to 100 percent of their variable compensation each plan year. The Company may make discretionary contributions to each participant in an amount determined each year. To fund the deferred compensation plan’s long-term liability, the Company purchases Company-owned life insurance contracts on certain employees. The insurance serves as an investment source for the funds being set aside. Participants in the deferred compensation plan select the mutual funds in which their compensation deferrals are deemed to be invested as a component of the insurance contracts. As of September 30, 2026 and December 31, 2025, $3.9 million and $3.2 million, respectively, were included in “Other assets” on the Company’s condensed consolidated balance sheets, which represents the cash surrender value of the associated life insurance policies. As of September 30, 2026 and December 31, 2025, $4.5 million and $3.8 million, respectively, were included in “Other non-current liabilities,” and as of each of September 30, 2026 and December 31, 2025, $0.2 million was included in “Accrued liabilities” on the Company’s condensed consolidated balance sheets, which represents the carrying value of the liability for deferred compensation. Gains and losses on the investments related to the nonqualified deferred compensation plan are included in “Other income, net”, on the Company’s condensed consolidated statements of operations, and corresponding changes in their deferred compensation liability are included in operating expenses.

Restricted Cash

As of September 30, 2026 and December 31, 2025, the Company’s “Restricted cash” consisted primarily of certain non-U.S. dollar denominated deposits in compliance with certain foreign contractual requirements and a letter of credit relating to an office building lease.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale securities and accounts receivable.

Pursuant to the Company’s investment policy, substantially all of the Company’s cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. The Company monitors the financial credit worthiness of the issuers of its investments and limits the concentration in individual securities and types of investments that exist within its investment portfolio. Generally, all of the Company’s investments carry high credit quality ratings, which is in accordance with its investment policy. At September 30, 2026, the Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments.

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

The Company had two and three customers that accounted for more than 10% of the Company’s outstanding accounts receivable at September 30, 2026 and December 31, 2025, respectively. These customers cumulatively represented approximately 43% and 50% of the Company’s outstanding receivables at September 30, 2026 and December 31, 2025, respectively. To date, the Company has not experienced collection difficulties from these customers.

Inventories

At September 30, 2026 and December 31, 2025, inventory consisted of raw materials, work-in-process and finished goods. Finished goods include INTERCEPT disposable kits, illuminators, and certain components for the illuminators. Platelet and plasma systems’ disposable kits generally expire no later than 24 months from the date of manufacture. In the fourth quarter of 2024, the Company received FDA approval for an 18-month shelf life for our platelet kits. Illuminators and individual components do not have regulated expiration dates. Raw materials and work-in-process includes certain components that are manufactured over a protracted length of time before being ultimately incorporated and assembled by Fresenius, Inc. (with their affiliates, “Fresenius”) into the finished INTERCEPT disposable kits. It is not customary for the Company’s production cycle for inventory to exceed 12 months, however, in certain circumstances the Company purchases inventory components it expects to consume beyond 12 months. The Company uses its best judgment to factor in lead times for the production of its raw materials, work-in-process and finished units to meet the Company’s forecasted demands. Additionally, from time-to-time, the Company may engage in strategic longer-range inventory purchases due to concentration of supplier risk, obsolescence of materials or components, or simply as safety stock to mitigate disruption to supply. Based upon estimated production needs and current inventory levels, the Company determines the amount of inventory necessary for the next 12 months. Any amounts in excess of this 12 month rolling projection are classified as “Non-current inventories” in the condensed consolidated balance sheets. Changes to those estimates could potentially impact amounts recorded as current or non-current assets.

Inventory is recorded at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. The Company writes down specifically identified unusable, obsolete, slow-moving, or known unsalable inventory that has no alternative use in the period that it is first recognized by using a number of factors including product expiration dates, open and unfulfilled orders, and sales forecasts. Any write-down of its inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest that the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded within “Cost of product revenue” on the Company’s condensed consolidated statements of operations. At September 30, 2026 and December 31, 2025, the Company had recorded reserves of $0.1 million and $0.6 million for potential obsolete, expiring or unsalable product.

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

Net Loss Per Share Attributable to Cerus Corporation

Basic net loss per share attributable to Cerus Corporation is computed by dividing net loss attributable to Cerus Corporation by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to Cerus Corporation gives effect to all potentially dilutive common shares outstanding for the period. The potentially dilutive securities include stock options, employee stock purchase plan rights and restricted stock units, which are calculated using the treasury stock method. For the three and nine months ended September 30, 2026 and 2025, all potentially dilutive securities outstanding have been excluded from the computation of dilutive weighted average shares outstanding because such securities have an antidilutive impact due to losses reported.

The table below presents potential shares that were excluded from the calculation of the weighted average number of shares outstanding used for the calculation of diluted net loss per share. These are excluded from the calculation due to their anti-dilutive effect for the three and nine months ended September 30, 2026 and 2025 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Weighted average number of anti-dilutive potential shares:
Stock options	8,241	10,436	8,843	10,977
Restricted stock units and performance-based stock awards	21,887	19,748	21,192	18,690
Employee stock purchase plan rights	103	86	226	313
Total	30,231	30,270	30,261	29,980

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities – current” and “Operating lease liabilities – non-current” in the Company’s condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the Company did not have finance leases.

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

The Company generally provides for a one-year warranty on certain of its disposable kits and illuminators covering defects in materials and workmanship. The Company accrues costs associated with warranty obligations when claims become known and are estimable. The Company has not experienced significant or systemic warranty claims nor is it aware of any existing current warranty claims. Accordingly, the Company had not accrued for any future warranty costs for its products at September 30, 2026 and December 31, 2025.

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

Note 2. Available-for-sale Securities and Fair Value on Financial Instruments

Available-for-sale Securities

The following is a summary of available-for-sale securities at September 30, 2026 (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$2,050	$—	$—	$2,050
United States government agency securities	11,679	—	(100)	11,579
Corporate debt securities	27,030	4	(78)	26,956
Mortgage-backed securities	2,593	—	(366)	2,227
Total available-for-sale securities	$43,352	$4	$(544)	$42,812

The following is a summary of available-for-sale securities at December 31, 2025 (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market funds	$1,810	$—	$—	$1,810
United States government agency securities	23,431	49	(1)	23,479
Corporate debt securities	36,768	55	(1)	36,822
Mortgage-backed securities	2,795	7	(185)	2,617
Total available-for-sale securities	$64,804	$111	$(187)	$64,728

Available-for-sale securities at September 30, 2026 and December 31, 2025, consisted of the following by contractual maturity (in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$27,852	$27,761	$46,128	$46,209
Greater than one year and less than five years	15,500	15,051	18,676	18,519
Total available-for-sale securities	$43,352	$42,812	$64,804	$64,728

The following tables show all available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$23,165	$(78)	$—	$—	$23,165	$(78)
United States government agency securities	11,578	(100)	—	—	11,578	(100)
Mortgage-backed securities	334	(23)	1,893	(343)	2,227	(366)
Total	$35,077	$(201)	$1,893	$(343)	$36,970	$(544)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$3,203	$(1)	$—	$—	$3,203	$(1)
United States government agency securities	—	—	260	(1)	260	(1)
Mortgage-backed securities	214	(1)	2,219	(184)	2,433	(185)
Total	$3,417	$(2)	$2,479	$(185)	$5,896	$(187)

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. The gross realized gains or losses from the sale or maturity of available-for-sale investments were de minimis for all periods presented.

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

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at September 30, 2026 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$2,050	$2,050	$—	$—
United States government agency securities	Short-term investments	11,579	—	11,579	—
Corporate debt securities	Short-term investments	26,956	—	26,956	—
Mortgage-backed securities	Short-term investments	2,227	—	2,227	—
Total short-term investments		$42,812	$2,050	$40,762	$—

The fair values of the Company’s financial assets and liabilities were determined using the following inputs at December 31, 2025 (in thousands):

	Balance sheet		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	classification	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash and cash equivalents	$1,810	$1,810	$—	$—
United States government agency securities	Short-term investments	23,479	—	23,479	—
Corporate debt securities	Short-term investments	36,822	—	36,822	—
Mortgage-backed securities	Short-term investments	2,617	—	2,617	—
Total short-term investments		$64,728	$1,810	$62,918	$—

The Company did not have any transfers among fair value measurement levels during the three and nine months ended September 30, 2026 and 2025.

Note 3. Inventories

Inventories at September 30, 2026 and December 31, 2025, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$9,488	$8,499
Work-in-process	25,632	22,687
Finished goods	45,204	40,058
Total inventories	80,324	71,244
Less: non-current inventories	15,635	15,143
Total current inventories	$64,689	$56,101

Non-current inventories primarily consists of raw materials and work-in-process.

Note 4. Accrued Liabilities

Accrued liabilities at September 30, 2026 and December 31, 2025, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation and related costs	$14,724	$18,261
Accrued professional services	3,331	3,610
Other accrued expenses	3,039	3,400
Total accrued liabilities	$21,094	$25,271

Note 5. Debt

Debt at September 30, 2026, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$35,000	$(154)	$34,846
Revolving Loan	28,504	—	28,504
Total debt	63,504	(154)	63,350
Less: current portion	28,504	—	28,504
Non-current portion	$35,000	$(154)	$34,846

Debt at December 31, 2025, consisted of the following (in thousands):

	Principal	Unamortized Discount	Net Carrying Value
Term Loan	$65,000	$(80)	$64,920
Revolving Loan	18,968	—	18,968
Total debt	83,968	(80)	83,888
Less: current portion	43,343	—	43,343
Non-current portion	$40,625	$(80)	$40,545

Principal, interest and fee payments on the Term Loan Credit Agreement (as defined below) at September 30, 2026, are expected to be as follows (in thousands):

Year ending December 31,	Principal	Interest and Fees	Total
2026	$—	$835	$835
2027	—	3,348	3,348
2028	—	3,357	3,357
2029	—	3,348	3,348
2030	20,417	2,858	23,275
2031	14,583	1,047	15,630
Total	$35,000	$14,793	$49,793

Loan Agreements

On March 31, 2023, the Company entered into an Amended and Restated Credit, Security and Guaranty Agreement (Term Loan) (the “Prior Term Loan Credit Agreement”) which amended and restated its then existing term loans. The Prior Term Loan Credit Agreement provided a secured term loan facility in an aggregate principal amount of up to $75.0 million. The Company borrowed the first advance of $40.0 million (“Tranche 1”) and the second advance of $15.0 million (“Tranche 2”) on the closing date to refinance the term loans under prior term loans. Under the terms of the Prior Term Loan Credit Agreement, (i) the third advance of $10.0 million (“Tranche 3”) was available to the Company through July 1, 2024, and (ii) the fourth advance of $10.0 million (“Tranche 4”), was available to the Company through July 1, 2025, subject to the Company’s satisfaction of certain other conditions described in the Term Loan Credit Agreement.

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

Tranche 1, and, if borrowed, the Additional Tranche, each bear interest at a floating rate equal to the sum of the Term SOFR rate (subject to a floor of 1.00%) plus 5.50%. Interest on each term loan advance is due and payable monthly in arrears. Interest only payments are due for the first 48 months, and the remaining payments are due over the remaining 12 months. The interest rate at September 30, 2026 is approximately 9.4%.

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

As of September 30, 2026 and December 31, 2025, the Company had borrowed $28.5 million and $19.0 million, respectively, under the Revolving Loan Credit Agreement, which is included in “Debt – current” in the Company’s condensed consolidated balance sheets.

The Term Loan Credit Agreement and Revolving Loan Credit Agreement contain certain financial and non-financial covenants, with which the Company was in compliance at September 30, 2026. Additionally, the Company’s obligations under both agreements are secured by a security interest in substantially all of the Company’s assets, with some exclusions.

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

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Cash payments for operating leases	$2,796	$2,665
Right-of-use assets obtained in exchange for operating lease obligations	731	1,444

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term	3.5 years	4.1 years
Weighted-average discount rate	9.1%	9.0%

Future minimum non-cancelable payments under operating leases as of September 30, 2026, were as follows (in thousands):

Operating Leases
2026	$972
2027	4,085
2028	3,722
2029	3,764
2030	893
Thereafter	—
Total future lease payments	$13,436
Less imputed interest	1,826
Present value of lease liabilities	$11,610

The operating lease expense for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease expense	$993	$1,005	$3,185	$2,977

As of September 30, 2026, the Company had no leases that have not yet commenced.

Note 7. Commitments and Contingencies

Purchase Commitments

The Company is party to agreements with certain providers for certain components of the INTERCEPT Blood System. Certain of these agreements require minimum purchase commitments from the Company. As of September 30, 2026, the Company had $20.2 million of short-term purchase commitments and $2.9 million of long-term purchase commitments, which are not recorded in the Company’s condensed consolidated balance sheets.

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

During the nine months ended September 30, 2026, no shares of the Company’s common stock were sold under the Amended Sales Agreement. At September 30, 2026, the Company had approximately $96.8 million of common stock available to be sold under the Amended Sales Agreement.

Note 9. Stock-Based Compensation

Employee Stock Plans

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”), which is intended to qualify as an employee stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code. Under the Purchase Plan, the Company’s Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Under the Purchase Plan, eligible employee participants may purchase shares of common stock of the Company at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The Purchase Plan consists of a fixed offering period of 12 months with two purchase periods within each offering period. In June 2020, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 1.5 million shares. In June 2024, the Company’s stockholders approved an amendment and restatement of the Purchase Plan that increased the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 2.0 million shares. At September 30, 2026, the Company had 1.3 million shares available for future issuance.

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

2024 Equity Incentive Plan

In June 2024, the Company’s stockholders approved the 2024 Plan. The 2024 Plan is intended as the successor to and continuation of the Amended 2008 Plan. No additional awards will be granted under the Amended 2008 Plan. The shares remaining available for grant under the Amended 2008 Plan as of the effective date of the 2024 Plan, plus an additional 5.0 million shares of common stock are available for grant and issuance under the 2024 Plan. In addition, the following shares of common stock subject to any outstanding award granted under either the Amended 2008 Plan or the Cerus Corporation Inducement Plan will become available for grant and issuance under the 2024 Plan: (i) any shares subject to such award that on or following the effective date of the 2024 Plan are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) any shares subject to such award that on or following the effective date of the 2024 Plan are not issued because such award is settled in cash; and (iii) any shares issued pursuant to such award that on or following the effective date of the 2024 Plan are forfeited back to or repurchased by us because of a failure to vest. In June 2025, the Company’s stockholders approved an amendment and restatement of the 2024 Plan that increased the aggregate number of shares of common stock authorized for issuance by 10.0 million shares. In June 2026, the Company’s stockholders approved an amendment and restatement of the 2024 Plan that increased the aggregate number of shares of common stock authorized for issuance by 10.0 million shares. Option awards under the 2024 Plan generally have a maximum term of ten years from the date of the award. The 2024 Plan generally requires options to be granted at 100% of the fair market value of the Company’s common stock subject to the option on the date of grant. RSUs are measured based on the fair market value of the underlying stock on the date of grant. RSUs granted by the Company to employees generally vest over two to four years. Performance-based stock awards granted under the 2024 Plan were limited to 500,000 shares of common stock per recipient per calendar year. Performance based cash awards granted under the 2024 Plan were limited to $1.0 million per recipient per calendar year. At September 30, 2026, 3.6 million shares of performance-based stock awards were outstanding.

At September 30, 2026, the Company had approximately 27.3 million shares of its common stock subject to a combination of outstanding options and unvested RSUs under the Amended 2008 Plan and the 2024 Plan, of which approximately 8.0 million shares and 19.3 million shares were subject to outstanding options and unvested RSUs, respectively. At September 30, 2026, approximately 16.1 million shares were available for future issuance under the 2024 Plan. The Company’s policy is to issue new shares of common stock upon the exercise of options or vesting of RSUs.

Activity under the Company’s equity incentive plans related to stock options is set forth below (in thousands except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2025	10,027	$5.20
Granted	—	—
Exercised	—	—
Forfeited/canceled	(1,971)	5.19
Balance at September 30, 2026	8,056	5.20

Activity under the Company’s equity incentive plans related to RSUs is set forth below (in thousands except per share amounts):

	Number of RSUs Unvested	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2025	17,504	$1.91
Granted (1)	11,684	2.17
Vested (1)	(9,201)	2.15
Forfeited (1)	(731)	1.74
Balance at September 30, 2026	19,256	1.96

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

Note 10. Income Taxes

The Company recorded income tax expense of $0.1 million during the three months ended September 30, 2026 and 2025, primarily related to the operating activities of the Company’s Cerus Europe B.V. subsidiary. The Company recorded income tax expense of $0.3 million and $0.2 million during the nine months ended September 30, 2026 and 2025, respectively, primarily related to the operating activities of the Company’s Cerus Europe B.V. subsidiary.

Note 11. Development and License Agreements

Agreements with Fresenius

In May 2022, the Company entered into the Second Amended and Restated Supply and Manufacturing Agreement (“2022 Agreement”) with Fresenius Kabi AG, Fenwal France SAS, and Fenwal International, Inc. (collectively, “Fresenius”) for the manufacture and production of disposable sets for the INTERCEPT Blood System until December 31, 2031. Under the terms of the 2022 Agreement, Fresenius is obligated to manufacture, and Company is obligated to purchase finished disposable kits for the platelet and plasma systems. Fresenius sources most of the components used in the production of disposable kits, except for certain other components that the Company sources from other third-parties and provides to Fresenius for inclusion into the finished disposable kits. The 2022 Agreement permits the Company to purchase sets for the platelet and plasma systems from third-parties to the extent necessary to maintain supply qualifications with such third-parties or where local or regional manufacturing is needed to obtain product registrations or sales. Fresenius will expand manufacturing of the disposable sets to three production facilities, following qualification and licensure of such additional facilities. The term of the 2022 Agreement will automatically renew for successive two-year periods unless terminated by either party upon two years’ prior written notice, in the case of the initial term, or one year prior written notice, in the case of any successive renewal term. Each party has normal and customary termination rights, including termination for material breach. Pricing under the 2022 Agreement for the initial term is based on volume purchases by the Company and subject to an annual adjustment based on variation in a price index.

Government contracts

In June 2016, the Company entered into an agreement with BARDA (“2016 BARDA Agreement”) to support the Company’s development and implementation of pathogen reduction technology for platelet, plasma, and red blood cells.

The 2016 BARDA agreement and its subsequent modifications include a base period (the “Base Period”) and option periods (each, an “Option Period”). The agreement includes committed funding for clinical development of the INTERCEPT Blood System for red blood cells (the “red blood cell system”). In September 2023, BARDA committed an additional $3.5 million, which raised the committed funding to up to $185.5 million. As of September 30, 2026, the committed funding was $185.2 million. In July 2026, the Company and BARDA entered into an amendment to extend the 2016 BARDA Agreement until March 2027 without further obligation of funds. BARDA will make periodic assessments of the Company’s progress and the continuation of the agreement is based on the Company’s success in completing the required tasks under the Base Period and each exercised Option Period. BARDA has rights under certain contract clauses to terminate the agreement, including the ability to terminate the agreement for convenience at any time. As of September 30, 2026 and December 31, 2025, $1.5 million and $2.5 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the 2016 BARDA agreement.

In September 2024, the Company entered into a new agreement with BARDA (“2024 BARDA Agreement”). The 2024 BARDA agreement builds on the 2016 BARDA agreement and aims to further advance the development of the red blood cell system. The 2024 BARDA agreement includes access to funding that is intended to support a planned FDA modular premarket approval application and potential post-approval studies, accelerate development of an improved version of the red blood cell system, and scale up chemistry, manufacturing, and controls activities to enable a broad product launch, if approved. The initial six-year agreement with BARDA included a base period (the “2024 Base Period”) with committed funding of up to $32.1 million, and subsequent option periods (each, a “2024 Option Period”) that, if exercised by BARDA and completed, would bring the total funding opportunity to $188.4 million. In July 2026, BARDA committed an additional $33.2 million, which raised the committed funding to $65.3 million. The total funding opportunity was also increased by $20.6 million to a total funding opportunity of $209.0 million and the period of performance was extended through September 2031. As of September 30, 2026, the total funding opportunity remains at up to $209.0 million. The Company could be responsible for cost sharing of up to $61.5 million. BARDA will make periodic assessments of the Company’s progress, and the continuation of the agreement is based on the Company’s success in completing the required tasks under the 2024 Base Period and each 2024 Option Period (if and to the extent any 2024 Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the 2024 BARDA agreement, including the ability to terminate for convenience at any time. Under the contract, the Company will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of September 30, 2026 and December 31, 2025, $1.5 million and $0.6 million, respectively, of billed and unbilled amounts were included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets related to the 2024 BARDA agreement.

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

As of September 30, 2026 and December 31, 2025, $0.3 million and $0.4 million, respectively, of unbilled amounts were included in “Prepaid and other current assets” on the Company’s condensed consolidated balance sheets related to DoD.

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

The Company had the following significant customers that accounted for more than 10% of the Company’s total product revenue, during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
American Red Cross	33%	32%	33%	35%
Établissement Français du Sang	12%	11%	11%	11%
OneBlood, Inc.	11%	*	11%	*

* Represents an amount less than 10% of product revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of results that may occur in future periods.

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

The INTERCEPT Blood System for red blood cells, or the red blood cell system, is currently in development and has not been commercialized anywhere in the world. We filed our application for conformity assessment to obtain a CE Certificate of Conformity to affix the CE Mark to the red blood cell system in December 2018 under the Medical Device Directive 93/42/EEC, or MDD, and in June 2021, we completed the resubmission of our application under the MDR. In October 2024, we announced that TÜV-SÜD, our Notified Body for the red blood cell system, in consultation with the Dutch Medicines Evaluation Board, or CBG, the Competent Authority for the red blood cell system, reviewed information regarding the medicinal product or active pharmaceutical ingredient of our MDR application and concluded that the data provided were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without successful completion of the conformity assessment and issuance of a CE Certificate of Conformity. In collaboration with TÜV-SÜD, we developed a plan for resubmission of our application and identified a new Competent Authority. We revised our MDR application to address the questions raised by CBG and submitted a new MDR application for the red blood cell system to TÜV-SÜD. In July 2025, we announced that TÜV-SÜD completed their clinical assessment of our new MDR application and transferred information regarding the active substances, or API, to the identified competent authority, the State Institute for Drug Control, or SÚKL. After discussions with TÜV-SÜD, we decided to transfer the review of the API from SÚKL to the French National Agency for Medicines and Health Products Safety, or ANSM. ANSM continues its review of our application. We cannot predict if or when we will be able to provide sufficient data or if a decision concerning certification will occur in the time frame we anticipate or at all. In addition, as a result of the resubmission of our MDR application, our product development costs will be ongoing. See also the risk factor entitled “The red blood cell system is currently in development and may never receive any marketing approvals or CE Certificates of Conformity” under “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q. In 2017, we initiated a Phase 3 clinical, double-blind study in the U.S., known as the RedeS study, to assess the safety and efficacy of INTERCEPT-treated red blood cells, or INTERCEPT RBCs, when compared to conventional, red blood cells. We recently announced that the RedeS study successfully met the efficacy endpoint of non-inferiority of INTERCEPT RBCs to conventional RBCs by adjusted hemoglobin increment. Additionally, the RedeS topline results showed no statistically significant difference in related treatment-emergent adverse events between treatment and control arms and the difference in antibody formation between treatment and control arms was consistent with prior studies and resulted in no clinical impact. In addition, in the first quarter of 2024, we announced positive topline results from a Phase 3 clinical trial in the U.S., known as the ReCePI study, that was designed to evaluate the efficacy and safety of INTERCEPT-treated red blood cells in patients requiring transfusion for acute blood loss during surgery. The ReCePI study similarly met its primary efficacy endpoint, demonstrating non-inferiority for INTERCEPT RBCs compared to conventional RBCs as measured by the incidence of acute kidney injury (AKI) following transfusion of study RBCs. We continue to believe that we will need to generate additional data and complete other necessary activities before the FDA will consider our red blood cell system for potential approval, including completion of our recently initiated prospective, open-label, controlled Phase 2 study, known as the Challenge study, designed to determine whether INTERCEPT RBC transfusions into patients with pre-existing antibodies to INTERCEPT RBCs will result in increased antibody titer indicative of a secondary immune response. Subjects in the recently initiated Challenge study will have samples drawn pre-transfusion and over 90-days post transfusion to detect responses to INTERCEPT RBCs. Clinical evidence of hemolysis will be evaluated using routine laboratory testing. If treatment emergent antibody reactions associated with hemolysis are observed, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S. In any event, for our planned modular PMA application, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot provide assurance that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data, or that we will be able to generate European data in a timely manner. In addition, if we are unable to generate the additional data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system. We must also demonstrate to the FDA an ability to define, test and meet acceptable specifications for our current manufactured compounds used to prepare INTERCEPT-treated red blood cells before we can initiate our planned modular PMA application submission to and seek regulatory approval of the red blood cell system from the FDA. We do not know whether or not the FDA will have a similar perspective on the information regarding the medicinal product as CBG, or that we will be able to answer such questions satisfactorily, should they arise.

We have two agreements with Biomedical Advanced Research and Development Authority, or BARDA, part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response, under which we receive funding from BARDA to support the development of our red blood cell system, including clinical and regulatory development programs in support of potential licensure, and development, manufacturing and scale-up activities, as well as activities related to broader implementation of all three INTERCEPT systems in areas of emerging pathogens. The agreement entered in June 2016, or the 2016 BARDA Agreement, was due to expire in September 2026. In July 2026, we entered into an amendment with BARDA to extend the 2016 BARDA Agreement through March 2027. The agreement entered in September 2024, or the 2024 BARDA Agreement, was set to expire in September 2030. In July 2026, we entered into a modification with BARDA to extend the 2024 BARDA Agreement through September 2031. The ReCePI and RedeS studies, as well as other studies were and are being funded as part of our 2016 BARDA Agreement and BARDA reimburses us for allowable direct contract costs, as such costs are incurred, and for allowable indirect costs under both agreements. If we are unable to access all of the activities and associated reimbursement amounts for the remaining options available under our 2024 BARDA Agreement or if we are unable to add additional options and respective reimbursement amounts to fund further activities that may be required to meet licensure requirements, we will need to self-fund the activities required to satisfy the requirements for PMA licensure in the U.S. See the discussion under “Government contracts” below for more information. Should those amounts be inaccessible and should we be unable to self-fund the remaining initiatives, successful completion of the development of the red blood cell system may require us to obtain additional capital in order to obtain any regulatory approvals for and commercialize this product. In addition, if we are unable to obtain from our suppliers sufficient clinical quantities of the active compounds for our red blood cell system meeting defined quality and regulatory specifications, if our suppliers are not able to maintain regulatory compliance or if we experience delays in concluding the RedeS study, our product development costs would likely increase.

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

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries are experiencing an inflationary environment. The Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel, and Iran have created extreme volatility in the global credit and financial markets and has had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets, which could continue to drive inflationary pressures and increase global recession risk. We have experienced and may continue to experience commercial disruptions as a result of the ongoing hostilities in the Middle East. Moreover, the Russia-Ukraine military conflict has had and may continue to have a negative impact on our platelet kit volumes in EMEA. In addition, the U.S. Federal Reserve in the past has raised, and may again raise, interest rates in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, including as a result of tariffs imposed by the Trump administration and retaliatory tariffs imposed by China and other countries. Additionally, costs to transport our products may increase and access to timely shipping may be limited. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary for CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs will be ongoing in connection with our resubmission of our MDR application and, as discussed above, transferring the review of the API from SÚKL to ANSM. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time our existing operations provide sufficient cash flow to conduct these trials.

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

We understand that we will be required to obtain new PMAs in the U.S. and certain in-country approvals, including Germany, for our INTERCEPT Blood System for Platelets and for Plasma with our new LED-based illuminator. We have filed a new PMA application for our INTERCEPT Blood System for Platelets and studies are underway to support the filing of a new PMA application for our INTERCEPT Blood System for Plasma. We understand that we will need to generate additional data in order for the FDA to consider our PMA application for use of the platelet system with the new LED-based illuminator which will delay our previous estimate of the timeline for an approval decision. If we are unable to generate the required data for new PMAs or if additional data is required, use of INTERCEPT in the United States will be limited to continued use with the existing illuminator until such data is obtained, of which we have a limited number of devices available. Furthermore, although we have received CE Mark approval for the LED-based illuminator with the platelet and plasma systems, we understand that a number of country-specific approvals, including Germany, are required before we can commercialize the LED-based illuminator in those countries. Due to obsolescence of components of the existing illuminator, there is also a limited period of time during which we can continue to support and maintain the devices.

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

The 2016 BARDA Agreement provides for the reimbursement of certain amounts incurred by us in connection with our satisfaction of certain contractual milestones. Under this agreement, we are reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. As of September 30, 2026, BARDA has committed to reimburse certain of our expenses related to the clinical development of the red blood cell system during a base period and under exercised option periods, in an aggregate amount of up to $185.2 million. BARDA will no longer exercise any unexercised options under the 2016 BARDA Agreement. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding our agreements with BARDA.

In September 2024, we entered into the 2024 BARDA Agreement. The 2024 BARDA Agreement builds on the 2016 BARDA Agreement and aims to further advance the development of the red blood cell system. The 2024 BARDA Agreement includes access to funding that is intended to support a planned FDA modular premarket approval application and potential post-approval studies, accelerate development of an improved version of the red blood cell system, and scale up chemistry, manufacturing, and controls activities to enable a broad product launch, if approved. The initial six-year agreement with BARDA included a base period, or the 2024 Base Period, with committed funding of up to $32.1 million, and subsequent option periods, or 2024 Option Periods, that, if exercised by BARDA and completed, would have brought the total funding opportunity to $188.4 million. In July 2026, BARDA committed an additional $33.2 million, which raised the committed funding to $65.3 million. The total funding opportunity was also increased by $20.6 million to a total funding opportunity of $209.0 million and our period of performance was extended through September 2031. As of September 30, 2026, the total funding opportunity remains at $209.0 million.

We could be responsible for cost sharing of up to $61.5 million, which we would satisfy by agreeing to utilize lower fringe, overhead, and G&A rates for select options than we are otherwise allowed to use as supported by audited indirect cost submissions. BARDA will make periodic assessments of our progress, and the continuation of the 2024 BARDA Agreement is based on our success in completing the required tasks under the 2024 Base Period and each 2024 Option Period (if and to the extent any 2024 Option Periods are exercised by BARDA). BARDA has rights under certain contract clauses to terminate the 2024 BARDA Agreement, including the ability to terminate for convenience at any time. Under the contract, we will be reimbursed and recognize revenue as qualified direct contract costs are incurred plus allowable indirect costs, based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. The U.S. Federal Government has imposed a standardized indirect cost rate on grants administered by the National Institutes of Health. The standardized rates are significantly lower than our current audited indirect rates. While our contracts with BARDA are not currently impacted by these standardized indirect rates, should the U.S. Federal Government impose similar rate restrictions, we would have to absorb many of our indirect costs which would adversely affect our operating results. See Note 11, Development and License Agreements, in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q for further information regarding our agreements with BARDA.

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

Results of Operations

Three and nine months ended September 30, 2026 and 2025

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
Product revenue	$57,714	$52,698	$5,016	10%	$168,816	$148,382	$20,434	14%
Government contract revenue	6,304	7,539	(1,235)	(16%)	18,398	20,837	(2,439)	(12%)
Total revenue	$64,018	$60,237	$3,781	6%	$187,214	$169,219	$17,995	11%

Product revenue increased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The increase in product revenue during the three months ended September 30, 2026 was primarily due to sales volume growth in disposable platelet kit sales, IFC sales to U.S. customers, and LED illuminator sales in EMEA. The increase in product revenue during the nine months ended September 30, 2026 was primarily due to sales volume growth in disposable platelet kits sales and IFC sales to U.S. customers. We expect product revenue for INTERCEPT disposable kits to increase in future periods driven by growth in our global platelet and plasma business and U.S. IFC business, due in part to increased market acceptance of the INTERCEPT Blood System and adoption of the INTERCEPT Blood System in geographies where commercialization efforts are underway.

We plan to monitor potential pressures on our product revenue, including the strengthening U.S. dollar and the ongoing conflicts in the Middle East and Russia and Ukraine.

Government contract revenue decreased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily due to the completion of our FDA agreement in September 2025 and decreased activities under the 2016 BARDA Agreement, partially offset by increased activities under the 2024 BARDA Agreement. We anticipate that government contract revenue will increase in future periods as multiple contracts are active and as activities supporting those contracts ramp up.

Cost of Product Revenue

Our cost of product revenue consists of the cost of the INTERCEPT Blood System sold, provisions for obsolete, slow-moving and unsaleable product, certain order fulfillment costs, to the extent applicable and costs for idle facilities. Inventory is accounted for on a first-in, first-out basis.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
Cost of product revenue	$27,449	$24,558	$2,891	12%	$81,125	$65,843	$15,282	23%

Cost of product revenue increased during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, primarily due to the increase in product revenue compared to the same period, tariffs, and higher freight charges.

Our gross margin on product sales was 52% during the three months ended September 30, 2026 compared to 53% during the three months ended September 30, 2025. Our gross margin on product sales was 52% during the nine months ended September 30, 2026 compared to 56% during the nine months ended September 30, 2025. The margin decrease for the three months ended September 30, 2026 was driven primarily by foreign exchange rates and the cost of our product inventory, partially offset by product pricing and favorable product mix shift. The decrease for the nine months ended September 30, 2026 was driven by similar factors and the favorable effects of the capitalization of inventoriable charges during the first quarter of 2025. Margins were impacted by the mix of geographies into which products were sold, with higher U.S. kit sales over sales in other regions and, to a lesser extent product mix. Geographic mix and by extension foreign exchange rates along with the impact of enacted import tariffs had an adverse effect on our gross margins. Changes in our gross margin on product sales are affected by various factors, including prices of products sold, the volume of product manufactured, pricing with suppliers, the timing of inventory purchases related to the underlying exchange rate of the Euro relative to the U.S. dollar, manufacturing and supply chain costs, including transportation costs, import tariffs, the mix of product sold, the mix of customers to which products are sold, and the reserves for excess and obsolete inventory. Furthermore, we may experience cost pressures due to the current inflationary environment, tariffs and escalating trade tensions, the global economic impacts of the ongoing military conflict involving the U.S., Israel, and Iran, including disruptions of the global supply chain and energy markets, increased transportation costs and adverse impacts on the efficiency of our supply chain. Additionally, we may encounter unforeseen manufacturing difficulties, which, at a minimum, may lead to higher than anticipated costs, scrap rates, delays in manufacturing products, or lower production levels of manufacturing than would be needed to meet demand. We may also decide to make investments with our manufacturing partners to identify longer-term efficiencies, but result in near-term increased costs. To meet the growing demand for our products and to invest in future quality improvements and gross margin expansion, we have invested in capital equipment, capacity expansion and cost reduction projects with many of our suppliers. These projects may cost more than anticipated, may not produce the anticipated benefits or may be delayed, any of which would potentially limit our expected return on investment and affect our operations. In addition, we may face competition which may limit our ability to maintain existing selling prices for our products which in turn would negatively affect our reported gross margins on product sales. Our gross margins on product sales may be impacted in the future based on all of these and other factors.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
Research and development	$14,268	$15,825	$(1,557)	(10%)	$43,188	$51,330	$(8,142)	(16%)

Research and development expenses decreased during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, primarily driven by decreased costs related to government contract work and our LED-based illuminator.

We expect to incur additional research and development costs associated with inflationary pressures on labor and study costs, pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, pursuing potential regulatory approvals for the LED illuminator in territories where the platelet and plasma systems are approved, planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., any activities in support of the new MDR application for our red blood cell system in the EU, new product development and product enhancements, including potential new label claims, further design efforts on our new LED-based illuminator for the U.S. market and ongoing software development, and costs associated with performing the activities under our government contracts. Due to the inherent uncertainties and risks associated with developing biomedical products, including, but not limited to, intense and changing government regulation, the impact of macroeconomic developments, including escalating trade tensions and existing and potential new or increased tariffs and the ongoing conflicts between Ukraine and Russia as well as in the Middle East, the uncertainty of future preclinical studies and clinical trial results and the uncertainty associated with manufacturing, it is not possible to reasonably estimate the costs to complete these research and development projects. We face numerous risks and uncertainties associated with the successful completion of our research and development projects, which risks and uncertainties are discussed in further detail under “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
Selling, general and administrative	$21,918	$18,618	$3,300	18%	$64,730	$60,086	$4,644	8%

Selling, general and administrative expenses increased during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, primarily driven by increased compensation costs, which includes stock-based compensation expense, partially offset by an employee retention credit (“ERC”) received in the third quarter of 2025. Selling, general and administrative expenses during the nine months ended September 30, 2026 continue to reflect our ongoing focus on driving leverage.

Non-Operating Expense, Net

Non-operating expense, net consists of foreign exchange gains and losses, interest charges incurred on our debt, and other non-operating gains and losses, including interest earned from our short-term investment portfolio, and gains and losses due to changes in the fair value of certain investments.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
Foreign exchange (loss) gain	$(16)	$(28)	$12	(43%)	$85	$(1,226)	$1,311	(107%)
Interest expense	(1,237)	(2,119)	882	(42%)	(4,823)	(6,379)	1,556	(24%)
Other income, net	356	976	(620)	(64%)	1,609	2,427	(818)	(34%)
Total non-operating expense, net	$(897)	$(1,171)	$274	(23%)	$(3,129)	$(5,178)	$2,049	(40%)

Foreign Exchange (Loss) Gain

We had foreign exchange loss during the three months ended September 30, 2026 and 2025. We had foreign exchange gain during the nine months ended September 30, 2026 compared to foreign exchange loss during the nine months ended September 30, 2025. These are primarily due to foreign exchange variations between the Euro and the U.S. dollar.

Interest Expense

Interest expense decreased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily due to a decrease in interest rates and the principal balance on our Term Loan. Should interest rates increase, the rates that we are obligated to pay under our credit agreements would increase, leading to higher interest expense.

Other Income, net

Other income, net decreased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The decrease was due in part to the interest portion of the ERC refund received during the third quarter of 2025.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2026	2025	Change		2026	2025	Change
Provision for income tax	$66	$85	$(19)	(22%)	$252	$235	$17	7%

Provision for income tax is primarily due to Cerus Europe B.V. subsidiary’s activities.

Due to our history of cumulative operating losses, we have concluded that, after considering all of the available objective evidence, it is not likely that all our net deferred tax assets as of September 30, 2026, will be realized. Accordingly, substantially all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2026.

Liquidity and Capital Resources

In recent years, our sources of capital have primarily consisted of public issuance of common stock, debt instruments and, to a lesser extent, cash from product sales and reimbursements under our government agreements.

As of September 30, 2026 and December 31, 2025, we had the following cash and cash equivalents, short-term investments and restricted cash (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$16,350	$19,961
Short-term investments	40,759	62,918
Restricted cash	625	639
Total	$57,734	$83,518

Cash is typically invested in highly liquid instruments of short-term investments with high-quality credit rated corporate and government agency fixed-income securities in accordance with our investment policy.

As of September 30, 2026 and December 31, 2025, we had the following indebtedness (in thousands):

	September 30, 2026	December 31, 2025
Debt – current	$28,504	$43,343
Debt – non-current	34,846	40,545
Total	$63,350	$83,888

Operating Activities

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Net cash used in operating activities	$(2,703)	$(1,363)

The increase in net cash used in operating activities for the nine months ended September 30, 2026 compared to nine months ended September 30, 2025, was primarily related to changes in working capital partially offset by the reduction in our net loss during the nine months ended September 30, 2026, compared to the same period in 2025.

Investing Activities

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Net cash provided by (used in) investing activities	$19,318	$(4,787)

We had net cash provided by investing activities for the nine months ended September 30, 2026 compared to net cash used in investing activities during the same period in 2025. The change was primarily due to higher proceeds from the maturity and sale of our investments and lower purchases of investments compared to the same period in 2025.

Financing Activities

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Net cash (used in) provided by financing activities	$(20,074)	$1,262

We had net cash used in financing activities for the nine months ended September 30, 2026 compared to net cash provided by financing activities during the same period in 2025. The change was primarily due to the repayment on the Prior Term Loan and partially offset by higher proceeds from the Revolving Loan Credit Agreement during the nine months ended September 30, 2026.

Working Capital

(in thousands)	September 30, 2026	December 31, 2025
Working capital	$76,262	$73,214

Working capital increased as of September 30, 2026, compared to December 31, 2025, primarily due to the refinancing of debt under our Prior Term Loan and partially offset by an increase in inventory. Contract assets related to DoD of $0.3 million and $0.4 million as of September 30, 2026 and December 31, 2025, respectively are excluded from working capital.

Capital Requirements

Our near-term capital requirements are dependent on various factors, including operating costs and working capital investments associated with developing and commercializing the INTERCEPT Blood System, including in connection with the continuing U.S. commercialization of our platelet, plasma systems and IFC, costs to develop different configurations of existing product candidates and products, costs associated with the development of new products, costs associated with planning, enrolling and completing ongoing clinical and non-clinical studies, costs associated with pursuing potential regulatory approvals in other geographies where we do not currently sell our platelet and plasma systems, costs associated with planning and conducting in vitro studies and clinical development of our red blood cell system in Europe and the U.S., costs associated with performing the agreed-upon activities under our government agreements, costs related to legal compliance, and costs related to creating, maintaining and defending our intellectual property. In addition, both our near and long-term capital requirements will require that we continue to invest in capital purchases to support ongoing and proposed studies, in addition to manufacturing capacity expansion to support our growing business. Our long-term capital requirements will also be dependent on the success of our sales efforts, competitive developments, the timing, costs and magnitude of our longer-term clinical trials and other development activities, required post-approval studies, market preparedness and product launch activities for any of our product candidates and products in geographies where we do not currently sell our products, and regulatory factors. While we have at times been able to generate a sufficient amount of revenue and generate positive net cash flows from operations, we may be unable to achieve those results in the future. In this regard, our financial condition and results of operations may continue to be affected by global volatility and general market disruption resulting from geopolitical tensions, such as the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel, and Iran. In particular, the Russia-Ukraine military conflict has had and may continue to have a negative impact on our platelet kit volumes in EMEA. In particular, the continued escalation of hostilities in the Middle East, including involving Iran, could further disrupt global energy markets, fuel prices, transportation networks, and supply chains, which has disrupted and may further disrupt or otherwise negatively impact our supply chain, demand for our products, and our ability to meet demand for our products, and increase our costs. If we are unable to produce positive operating cash flows or at sufficient levels, meeting our long-term capital requirements is in large part reliant on continued access to funds under our government contracts and the public and private equity and debt capital markets, as well as on collaborative arrangements with partners, augmented by cash generated from operations, if at all, and interest income earned on the investment of our cash balances. We believe that our available cash and cash equivalents and short-term investments, as well as cash received from product sales and under our government contracts, will be sufficient to meet our capital requirements for at least the next 12 months. However, if we are unable to generate sufficient product revenue, or access sufficient funds under our government contracts or the public and private equity and debt capital markets, we may be unable to execute successfully on our operating plan. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, including inflationary assumptions and tariffs, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our commercialization and clinical development activities. In addition, while our stated goal is to achieve profitability in the future, actual results may be different than our forecasted operating plan and may require that we take certain actions to potentially achieve profitability, which may negatively impact our commercial potential or result in deferrals in development activities.

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

In March 2023, we entered into an amendment to our Sales Agreement under which we may issue and sell up to $96.8 million of our common stock through or to Cantor Fitzgerald & Co. or Stifel, Nicolaus & Company, Incorporated, as sales agent or principal. During the three-month period ended September 30, 2026, we did not sell shares of our common stock under the Amended Sales Agreement.

While we expect to receive significant funding under our agreements with BARDA, our ability to obtain the funding we expect to receive under both agreements is subject to various risks and uncertainties, including with respect to BARDA’s ability to terminate the agreements for convenience at any time, which risk has been heightened by recent U.S. government funding cuts, the effects of U.S. government shutdowns, and our ability to achieve the required milestones under the agreements, including concluding the recently completed RedeS study. In addition, access to federal contracts is subject to the authorization of funds and approval of our research plans by various organizations within the federal government, including the U.S. Congress. The general economic environment, coupled with tight federal budgets, has led to a general decline in the amount available for government funding. If BARDA were to eliminate, reduce or delay funding under our agreements, this would have a significant negative impact on the programs associated with such funding and could have a significant negative impact on our revenues and cash flows. Furthermore, should we be unable to deploy personnel or derive a benefit from fixed study costs or generate data from clinical sites and studies reimbursed by BARDA, our cash flows would be negatively impacted or we may have to initiate furloughs and layoffs which would likely prove disruptive to our management and operations. In addition, if we are unable to meet the requisite milestones in our agreements, including generating sufficient prerequisite Phase 3 clinical data, our agreements with BARDA will be severely limited in scope or could be terminated altogether, and our ability to complete the development activities required for licensure in the U.S. may require additional capital beyond which we currently have. The availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If alternative sources of funding are not available, or if we determine that the cost of alternative available capital is too high, we may be forced to suspend or terminate development activities related to the red blood cell system in the U.S.

We do not currently enter into any hedging contracts to normalize the impact of foreign exchange fluctuations. As a result, our future results could be materially affected by changes in these or other factors.

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of stimulus programs and global events over the past few years, the U.S. and many countries are currently experiencing an inflationary environment. In this regard, the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel, and Iran have created extreme volatility in the global credit and financial markets and have had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets, which could continue to drive inflationary pressures and increase global recession risk. The U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, we expect that the costs of our business may increase as labor rates and prices rise in the current inflationary environment, transportation costs increase, and global supply chain constraints impact availability of our products. In addition, the U.S. government has imposed and may seek to impose additional restrictions on international trade, such as tariffs on goods imported into the U.S. We conduct our business globally and have third party suppliers located outside the U.S., including in Europe. In regards to tariffs, given the volatility, uncertainty, and impact on our costs and our ability to pass on those costs to customers, it creates economic pressure on our value proposition. Moreover, the ongoing Russia-Ukraine conflict and the ongoing conflict involving the U.S., Israel, and Iran have had and may continue to have further global economic consequences, including continue disruptions of the global supply chain and energy markets. For example, disruptions or perceived risks to energy supply routes, including shipping through key transit points, have resulted in increased fuel and energy prices and could continue to do so for an extended period, which could disrupt our existing supply chain and increase our costs. We may not be able to offset price increases in transportation costs from vendors or the impact of tariffs with price increases to customers at sufficient levels, if at all, which would harm our results of operations. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities.

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

We did not have any off-balance sheet arrangements as of September 30, 2026.

Financial Instruments

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our operations. We currently invest our cash and cash equivalents in money market funds and interest-bearing accounts with financial institutions. Our money market funds are classified as Level 1 in the fair value hierarchy, in which quoted prices are available in active markets, as the maturity of money market funds are relatively short and the carrying amount is a reasonable estimate of fair value. Our available-for-sale securities related to corporate debt and U.S. government agency securities are classified as Level 2 in the fair value hierarchy, which uses observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. We maintain portfolio liquidity by ensuring that the securities have active secondary or resale markets. We did not record any credit losses during the three and nine months ended September 30, 2026 and 2025. Adverse global economic conditions have had, and may continue to have, a negative impact on the market values of potential investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2026, there were no material changes to our market risk disclosures as set forth under, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act, Rule 13a–15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act which occurred during our fiscal quarter ended September 30, 2026, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
support blood centers in obtaining BLAs for the sale of INTERCEPT-treated products into interstate commerce;
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

In addition to the other risks described herein, our ability to successfully commercialize the INTERCEPT Blood System for platelets, plasma and cryoprecipitation in the U.S. is subject to a number of risks and uncertainties, including those related to:

•
the impact of macroeconomic developments, such as general political, health and economic conditions, including escalating trade tensions, the Israel/U.S.-Iran conflict, the Ukraine-Russia conflict, economic slowdowns, recessions, inflation, bank failures, rising interest rates, tightening of credit markets on our business and existing and potential new or increased tariffs;
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
•
ability of blood center manufacturers to maintain production of IFC at sufficient quantities and at acceptable quality levels;
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

Furthermore, should customers communicate operational problems or suspected product failure, we will need to investigate and report imputability to the relevant regulatory authorities in a timely manner. We or others may be required to file reports on such complaints or product failure before we have the ability to obtain conclusive data as to imputability which may cause concern with existing and prospective customers or regulators. Hospital or other blood center customers may have purchased IFC as a biologic from us or other blood centers which would have been produced by blood center manufacturing partners of ours or another blood center. Should we receive product complaints on the produced IFC product, we may not be able to determine if a problem exists, or from where the problem originated. Should customers feel that INTERCEPT treatment has a negative impact on the number of transfusable platelet units able to be manufactured from available donors, our ability to educate a blood center on the benefits of treating increasing proportions of its platelet units may be negatively impacted. Moreover, there is a risk that further studies that we or others may conduct will show results inconsistent with previous studies. Should this happen, potential customers may delay or choose not to adopt our products and existing customers may cease using our products. In addition, some hospitals may decide to purchase and transfuse both INTERCEPT-treated blood components and conventional blood components. Managing such a dual inventory of blood products may be challenging, and hospitals may need to amend their product labels and inventory management systems before being able to move forward with INTERCEPT. Hospitals may not have adequate staffing levels or may have competing priorities which could delay such system updates, perhaps indefinitely. Similarly, blood centers may have staffing or budgetary constraints or have competing priorities which may delay adoption of our products, including onboarding or producing IFC. Management of complex inventories may require coordination between hospital suppliers, blood centers, or us, which in turn may cause delays in market adoption. In addition, customers may require certain changes to our products for any number of reasons. Complying with such requests may prove costly, and may create complexities surrounding the manufacturing of disposable kits, compliance with regulatory authorities, blood center usage, or inventory management. Conversely, failure to comply with such requests from customers may result in damage to our relationship or the potential loss of customer business.

Market adoption of our products is also affected by blood center, government, and healthcare facility budgets and the availability of public funds, coverage, and adequate reimbursement from governments, managed care payors, such as insurance companies, and/or other third parties. In many jurisdictions, due to the structure of the blood products industry, we have little control over budget and reimbursement discussions, which generally occur between blood centers, healthcare facilities such as hospitals, and national or regional ministries of health and private payors. Even if a particular blood center is prepared to adopt the INTERCEPT Blood System, its hospital customers may not accept or may not have the budget to purchase INTERCEPT-treated blood products. Since blood centers would likely not eliminate the practice of screening donors or testing blood for some pathogens prior to transfusion, even after implementing our products, some blood centers may not be able to identify enough cost offsets or hospital pricing increases to afford to purchase our products. Budgetary concerns may be further exacerbated by economic legislation in certain countries and by proposals by legislators at both the federal and, in some cases, state levels, regulators, healthcare facilities and third-party payors to keep healthcare costs down, which may limit the adoption or continued use of technologies, including our products. In some jurisdictions, commercial use of our products may not be covered by governmental or commercial third-party payors for health care services and may never be covered. In addition, the costs and expenses incurred by the blood center related to donor blood are typically included in the price that the blood center charges a hospital for a unit of blood. Even after blood components treated with our products are approved for reimbursement by governmental or commercial third-party payors, the costs and expenses specific to the INTERCEPT Blood System will not be directly reimbursed, but instead may be incorporated within the reimbursement structure for medical procedures and/or products at the site of patient care. Governmental or third-party payors may change reimbursement rates, year-over-year, or in reaction to submitted claims for reimbursement of costs and expenses related to blood components treated with INTERCEPT. If the costs to the hospital for INTERCEPT processed blood products cannot be easily, readily, or fully incorporated into the existing reimbursement structure, or if reimbursement rates are insufficient or decreased in any given year for blood components treated with INTERCEPT, hospital billing and/or reimbursement for these products could be impacted, thus negatively impacting hospitals’ acceptance and uptake of our products.

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

In many countries in Western Europe and in Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply and often times use their national public procurement processes to purchase our products using public funding. In Europe, the largest markets for our products are in Germany,

France, and England. In Germany, decisions on product adoption are made on a regional or even blood center-by-blood center basis, but depend on both local approvals and centralized regulatory approvals from the Paul Ehrlich Institute, or PEI. Obtaining these approvals requires support and coordination from local blood centers and may take a significant period of time to obtain, if ever. Product specifications that receive marketing authorization from the PEI may differ from product specifications that have been adopted in other parts of the EU and other countries where we rely on CE Certificates of Conformity and the CE Mark, thereby necessitating market specific modifications to the commercial product, which may not be economical or technically feasible for us. Following the inclusion of pathogen-inactivated platelets for national reimbursement by the German Institute for the Hospital Remuneration System as of January 1, 2018, German customers who do not currently have an authorization will first need to obtain one before using our products. The review period for a new authorization can be 12 months or longer following submission and we cannot assure that any of the potential German customers submitting a new application for authorization will obtain it. We have invested in substantial commercial resources in Germany. Without approvals obtained by potential German customers, or willingness of hospitals to seek reimbursement for pathogen-reduced platelets or for insurers to submit for the approved incremental reimbursement for pathogen-reduced platelets, our ability to successfully commercialize INTERCEPT in Germany will be negatively impacted, which may adversely affect our business, results of operations and financial condition and we may never realize a return on the investments we have made building out our commercial team in Germany. In addition, the reimbursement awarded to INTERCEPT in Germany may not be considered by German blood centers as attractive enough to implement pathogen reduction or cover the entirety of their blood center platelet collections which may in turn limit the market acceptance in Germany. Similar to the U.S., German blood centers will need to successfully market and sell to their hospital customers and understand and assist with the steps that are needed at the hospital level in Germany to administer pathogen-reduced platelets. We understand that the PEI will require additional data before use of the new LED illuminator can be used with our platelet system. Until we receive approval for use of the new LED illuminator with our platelet system, our ability to commercialize INTERCEPT will be limited to the remaining first generation illuminators and the spare parts we have, which are both in limited supply.

While we have entered into agreements with Établissement Français du Sang, or EFS, to supply illuminators, platelet and plasma disposable kits, maintenance services for illuminators, and ancillary pooling sets to EFS, we cannot provide any assurance that the national deployment of the platelet system in France will be sustainable or that we will be able to secure any contracts subsequent to our existing contract or any extensions to future contracts with EFS. If we are unable to continue to successfully support EFS’ national adoption of the platelet system, EFS’ use of the plasma system, our business, results of operations and financial condition may be adversely impacted. Our contracts with EFS do not contain purchase volume commitments and as such, it is challenging to forecast with precision the purchase levels and product demand with respect to EFS’ orders. Furthermore, EFS contracts are entered into as part of a public procurement process and generally extend for multiple years with little ability to adjust pricing. Our operating margins may be negatively impacted should inflation rise faster than our contracted pricing. In addition, we understand that EFS has in the past and may elect in the future to inspect and test samples of each lot that it purchases from us prior to accepting the products shipped to fulfill orders. We have little insight into the time to test, testing conditions or ultimate results. Other customers may require similar conditions of purchase. Testing may have a negative impact on our ability to recognize product revenue either due to the time it takes to test and approve the release of a shipment or if the customer experiences problems with testing or if testing results are outside of the customer acceptance criteria. If public funding for EFS or other European customers purchasing our products as part of a public procurement process becomes unavailable, these customers may reduce their orders or may attempt to terminate our contracts on the basis of public interest, which will negatively impact our revenue projections, financial condition, and results of operations.

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

We commercialize and sell disposable kits directly to blood centers for the manufacture of IFC for their own account or for hospitals with whom they already have contracts in place. In limited instances, we also sell the finished IFC made by other blood centers to certain blood centers. The American Red Cross is not able to produce IFC for their hospital customers and continues to be dependent on purchasing treated IFC from us or other blood centers, which may not be economically feasible for us or other blood centers.

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

If our blood center customers are unable to successfully market IFC to hospitals or compete with suppliers selling fibrinogen concentrates to hospitals, our ability to monetize IFC will be negatively impacted which would materially and adversely affect our business, financial condition, results of operations and growth prospects. In addition, we may never achieve market acceptance and adoption of IFC by U.S. hospitals to generate product revenue sufficient to cover its costs.

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

In addition, while we believe that IFC has many advantages over competitors, traditional cryoprecipitate and fibrinogen concentrates are well established within hospital use. Even if we are able to generate compelling data regarding the use of IFC over other products or traditional cryoprecipitate, hospitals may not perceive the advantage of IFC over the competing products and blood centers may be ineffective in selling IFC to hospitals or be unable to demonstrate the economic or patient advantages to customers relative to the competitors. If additional BLAs are delayed or are never issued to blood centers producing IFC, there may not be production capacity to supply demand, especially in states outside of the home states of blood centers producing IFC. If blood centers that adopt IFC experience delays in obtaining BLAs or are never issued BLAs, our operating results may be negatively impacted. A byproduct of producing IFC is pathogen reduced cryoprecipitate poor plasma. For so long as commercial outlets for pathogen reduced cryoprecipitate poor plasma are limited, blood centers that produce IFC may be hesitant to increase their production of IFC, which will continue to negatively impact our growth prospects for IFC or may require us to offset customer economic cost of discarding pathogen reduced cryoprecipitate poor plasma.

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

In order to address the entire market in the U.S., Japan, and potentially elsewhere, we will need to develop and test additional configurations of the platelet system. For example, in the U.S., we understand a significant number of platelet concentrates are derived from larger volumes collected from apheresis donors split into three therapeutic transfusable doses, known as triple dose collections. While we have trained many customers to break down such donations to volumes and doses compatible with our products other prospective customers may not want to modify their operating practices and may therefore choose alternative compliant practices. In order to enable these customers to treat triple dose collections, we would need to develop future configurations of the platelet system, which is not in our current business plan. We estimate that the majority of platelets used in the U.S. are collected by apheresis, though a significant minority is prepared from pooled random donor platelets derived from whole blood collections. Some blood centers may view pooled random donor platelets treated with INTERCEPT as an economically optimal approach. In order to gain regulatory approvals for the use of INTERCEPT in a manner compatible with triple dose collections, and random donor platelets, we would need to perform additional product development and testing, including the possibility of additional clinical trials. We may also need to demonstrate the safety and efficacy of our platelet system using a variety of configurations before our platelet system would be approved for such configurations. Unless and until we decide to pursue and potentially obtain approval of these additional product configurations, we will not be able to fully address those portions of the market, which will continue to limit our product revenue. In the U.S, our approved labels for the platelet system from the FDA limit our current approvals to certain platelet collection platforms and a particular storage solution for the particular collection platform. For instance, our approved claims permit apheresis collection of platelets on the Fresenius Amicus device while stored in an additive solution or for apheresis collection of platelets collected on the Terumo Trima device and stored in 100% plasma. We are continuing to seek acceptable data for platelets collected on the Trima device in PAS, but we cannot provide assurance that the data will be acceptable to the FDA or that we will receive timely approval, if ever. We may be required to provide the FDA with data for each permutation for which blood banking treatment practices exist which may be time consuming, costly and limit the potential size of the U.S. market that can use our products. In addition, given that there is some loss of platelets using our product, blood centers may need to increase collection volumes in order to use our product. Given the current blood component shortage, increased collection volumes may not be achievable or use of INTERCEPT may be considered less efficient than other operating practices, particularly in regions such as the U.S. where we do not maintain a seven day platelet storage claim. Given the scarcity of platelets in the U.S., hospitals may choose to take any available and useful platelet unit, whether or not it is treated with INTERCEPT and blood centers may choose to defer adoption or increased usage of INTERCEPT due to a perceived lack of demand from their hospital customers. Platelet dose requirements vary greatly between regulatory agencies around the world. In areas where approved platelet dosage levels are relatively high, such as the U.S., any loss of platelets by using INTERCEPT may result in a lower produced yield at blood centers. Given the current shortage of platelets in the U.S., blood centers may not want to adopt or increase production of INTERCEPT-treated platelets if they feel it will impact their ability to comply with the relatively high dosage requirements required by the FDA. Similarly, to achieve market acceptance in certain geographies, we may be required to design, develop and test new product configurations for the plasma systems. In addition, we will need to continue to generate acceptable data in order to conform with the evolving collection practices such as automated whole-blood collection. If we are unable to conform to evolving collection practices our ability to address those portions of the market may be compromised. In any event, any failures or delays in obtaining FDA, CE Certificates of Conformity and other regulatory approvals for any new configurations or product improvements would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could materially harm our product revenue and prospects for potential future profitability.

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

We are currently conducting clinical trials for our products and product candidates and plan to commence additional clinical trials of our products and product candidates in the future. We cannot be certain that the design or conduct of, or data collected from, these trials will be sufficient to support FDA approval, a CE Certificate of Conformity prior to affixing a CE Mark or any other regulatory approvals outside the U.S. If we fail to produce positive results in our ongoing or planned clinical trials, the development timeline and regulatory approval and commercialization prospects for our products and our product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected. We do not know whether we will begin or complete clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, interruptions or delays in blood center production of the blood components used for the clinical trial, delays in recruiting subjects to participate in a study, delays in obtaining institutional review board, ministry of health or ethics committee approval to conduct a study at a prospective clinical site, delays in the conduct of the clinical trial by personnel at the clinical site or due to our inability to actively and timely monitor clinical trial sites because of travel restrictions, extreme weather or other natural forces, terrorist activity or general concerns over employee safety. For example, we experienced delays in our RedeS and ReCePI studies related to the COVID-19 pandemic. Moreover, if we are unable to generate the additional data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system. If we see any treatment emergent antibodies with amustaline specificity without evidence of hemolysis in patients receiving INTERCEPT-treated RBCs in any of our studies, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause, which would cause delay. In any event, we cannot be certain that delays in clinical trials will not occur.

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

The red blood cell system has not been approved for marketing or commercialization anywhere in the world. Significant development and financial resources will be required to progress the red blood cell system into a commercially viable product and to obtain the necessary CE Certificate of Conformity and other regulatory approvals for the product or any future iterations or changes to the product. In this regard, in October 2024, we announced that CBG reviewed the medicinal product or active pharmaceutical ingredient data of our MDR application for conformity assessment and a CE Certificate of Conformity to affix a CE Mark to our red blood cell system and concluded that the data included in the module were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without successful completion of the conformity assessment and issuance of a CE Certificate of Conformity. In collaboration with TÜV-SÜD, our Notified Body for the red blood cell system, we developed a plan for resubmission of our application and identified a new Competent Authority. We revised our MDR application to address the questions raised by CBG and submitted a new MDR application for the red blood cell system to TÜV-SÜD. In July 2025, we announced that TÜV-SÜD completed their clinical assessment of our new MDR application and transferred information regarding the API to SÚKL. After discussions with TÜV-SÜD, we decided to transfer the review of the API from SÚKL to ANSM. ANSM continues its review of our application. We cannot predict if or when we will be able to provide sufficient data or if a decision concerning certification will occur in the timeframe we anticipate or at all. In addition, as a result of the resubmission of our MDR application, our product development costs will be ongoing. Moreover, regulators or Notified Bodies may require clinical data for our red blood cell system under each collection and processing method using various additive or storage solutions before they would grant approval for any such configuration. The clinical data we have generated thus far for the red blood cell system does not support multiple configurations of collection processes, storage solutions and kits. If we are required to and are ultimately unable to collect data under each configuration or if we limit our pursuit of certain configurations over others, our market opportunity may be limited. In any event, any failure or further delays in completing the development activities for the red blood cell system would prevent or continue to delay its commercialization, which would materially and adversely affect our business, financial condition, results of operations, growth prospects and potential future market adoption of any of our products, including the red blood cell system.

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

We will need to successfully conclude the completed RedeS study in the U.S. and continue to believe that we will need to generate additional data and complete other necessary activities before the FDA will consider our red blood cell system for potential approval. There can be no assurance that the complete RedeS study results will be acceptable to the FDA. We recently initiated a prospective, open-label, controlled Phase 2 study, known as the Challenge study, designed to determine whether INTERCEPT RBC transfusions into patients with pre-existing antibodies to INTERCEPT RBCs will result in increased antibody titer indicative of a secondary immune response. Subjects will have samples drawn pre-transfusion and over 90-days post transfusion to detect responses to INTERCEPT RBC. Clinical evidence of hemolysis will be evaluated using routine laboratory testing. If treatment emergent antibody reactions associated with hemolysis are observed, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S. While we intend to use data from the Challenge study to supplement our two U.S. Phase 3 clinical trials, the FDA may require additional data or studies, including additional data from chronically transfused patients or may require additional subjects for our Challenge study. Discussion of the planned PMA module submissions with the FDA will require the RedeS study data, the Challenge study data, and potentially additional data. Any delay of the planned PMA modular submission would potentially increase our development costs and delay the potential commercialization of the red blood cell system in the U.S. In any event, for our planned modular PMA application, we will seek to introduce supplemental clinical data we obtained from European clinical trials, though we cannot provide assurance that we will be able to demonstrate comparability or that the FDA will allow supplemental clinical European data, or that we will be able to generate European data in a timely manner. In addition, if we are unable to generate the additional data needed for licensure, we will need to reach agreement with the FDA on a new pathway to generate sufficient data for the red blood cell system. Moreover, if treatment emergent antibody reactions associated with hemolysis are observed in any of our Phase 3 trials or in the Challenge study, the FDA will require us to place a clinical hold and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may lead to a complete halt of the clinical trial, may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in the U.S., which would have a material adverse effect on our business and business prospects. To date, several S-303 antibody events without evidence of hemolysis have been detected in the RedeS and ReCePI studies. Though we have not seen any clinical significance to date, we have seen antibody formation to S-303 treated red blood cells, and we will need to continue to generate data related to S-303 treatment emergent antibodies. In addition, even though we reported positive topline results from the ReCePI and RedeS studies, we cannot ensure that any other clinical trials of the red blood cell system will be successful. We recently announced that the RedeS study successfully met the efficacy endpoint of non-inferiority of INTERCEPT RBCs to conventional RBCs by adjusted hemoglobin increment. In addition, we recently announced that the RedeS topline results showed no statistically significant difference in related treatment-emergent adverse events between treatment and control arms and that the difference in antibody formation between treatment and control arms was consistent with prior studies and resulted in no clinical impact. These results or the results from ReCePI do not ensure that the data will be deemed acceptable or supportive of regulatory approval by the FDA. In this regard, because non-clinical and clinical data are often susceptible to varying interpretations and analyses, regulatory authorities, including the FDA, may disagree with our interpretation of the data from any of our completed clinical or non-clinical trials and may require additional clinical testing and/or further analyses from completed clinical or non-clinical trials before we can obtain regulatory approval and begin commercialization of the red blood cell system, if at all, any of which could result in increased costs to us, limit our ability to generate revenue and adversely affect our commercial prospects.

We completed our European Phase 3 clinical trials of our red blood cell system for acute anemia patients and separately for chronic anemia patients. We filed our application for conformity assessment and a CE Certificate of Conformity related to the red blood cell system in December 2018 under the Medical Device Directive, or MDD, and in June 2021, we completed the resubmission of our application under the new MDR. In October 2024, we announced that CBG, the Competent Authority for the red blood cell system, reviewed the medicinal product or active pharmaceutical ingredient data of our MDR application and concluded that the data included in the module were insufficient to support the proposed classification of the impurity profile of the final product, necessitating the closure of our MDR application without successful completion of the conformity assessment and issuance of a CE Certificate of Conformity. In collaboration with TÜV-SÜD, we developed a plan for resubmission of our application and identified a new Competent Authority. We revised our MDR application to address the questions raised by CBG, included the ReCePI Phase 3 clinical trial data, and submitted a new MDR application for the red blood cell system to TÜV-SÜD. In July 2025, we announced that TÜV-SÜD completed their clinical assessment of our new MDR application and transferred information regarding the API to the identified competent authority, SÚKL. After discussions with TÜV-SÜD, we decided to transfer the review of the API from SÚKL to ANSM. ANSM continues its review of our application. We cannot predict if a decision concerning certification will occur in the timeframe we anticipate or at all. In addition, as a result of the resubmission of our MDR application, our product development costs will be ongoing. In any event, we do not know when, if ever, we will receive a CE Certificate of Conformity to affix the CE Mark to the red blood cell system. In addition, we do not yet know whether the data generated from our European and U.S. Phase 3 clinical trials will be sufficient to support the new MDR application. We do not know if data from the ReCePI and RedeS Phase 3 clinical trials will be accepted by TÜV-SÜD or whether such data would be supportive of use in any patient population requiring RBC transfusion. To date, several S-303 antibody events without evidence of hemolysis have been detected in the RedeS and ReCePI studies. Though we have not seen any clinical significance to date, we have seen antibody formation to S-303 treated red blood cells, and we will need to continue to generate data related to S-303 treatment emergent antibodies. Moreover, if treatment emergent antibody reactions associated with hemolysis are observed in any of our U.S. trails or future European post-marketing studies, we may be required to halt use of the red cell product, and we will need to investigate the underlying cause. Such investigations may be difficult for us to assess imputability which may irreparably harm our red blood cell product’s reputation and may force us to suspend or terminate development activities related to the red blood cell system in Europe, which would have a material adverse effect on our business and business products. In addition, the European and U.S. Phase 3 clinical trials in acute, and separately, chronic anemia patients, may need to be supplemented by additional, successful Phase 3 clinical trials for approval in certain countries. If such additional Phase 3 clinical trials are required, they would likely need to demonstrate non-inferiority of INTERCEPT red blood cells compared to conventional red blood cells and the significantly lower lifespan for INTERCEPT red blood cells compared to conventional red blood cells may limit our ability to obtain any regulatory approvals or certification in certain countries for the red blood cell system. A number of trial design issues that could impact efficacy, regulatory approval, certification and market acceptance will need to be resolved prior to the initiation of further clinical trials.

If we are unsuccessful in advancing the red blood cell system through clinical trials, resolving process and product design issues, providing satisfactory data surrounding additional medicinal substances and classification of the medicinal product or active pharmaceutical ingredient, securing commercial manufacturing for sufficient volumes or if our manufacturers continue to fail to be able to produce sufficient volumes of the active ingredients or if we are unsuccessful in obtaining subsequent regulatory approvals or certification and acceptable reimbursement rates, we may never realize a return on our R&D expenses incurred to date for the red blood cell system program. Regulatory delays, including those resulting from the failure to obtain a CE Certificate of Conformity following successful completion of our prior MDR application for the red blood cell system, can also materially impact our product development costs. When we experience delays in testing, conducting trials or approvals or certification, our product development costs will increase, which may exceed the budgets or timeframe under our BARDA agreements or which costs may otherwise not be reimbursable to us under the BARDA agreements. Even if we were to successfully complete and receive approval or certification for our red blood cell system, potential blood center customers may object to working with a potent chemical, like amustaline, the active compound in the red blood cell system, or may require modifications to automate the process, which would result in additional development costs, any of which could limit any market acceptance of the red blood cell system. If the red blood cell system were to face such objections from potential customers, we may choose to pay for capital assets, specialized equipment or personnel for the blood center, which would have a negative impact on any potential contribution margin from red blood cell system sales. Moreover, customers may not accept the manual configuration of the product and require us to develop a more operationally scalable version of the system which may not be successful. Currently, our contracts with BARDA contemplate development of a more operationally scalable version. If we are unable to access funds contemplated under our BARDA contracts for this purpose, for any reason, the development of a more operationally scalable version may require capital investment which may be beyond our means. Additionally, the use of the red blood cell system may result in some processing loss of red blood cells. If the loss of red blood cells leads to increased costs, or the perception of increased costs for potential customers, or potential customers believe that the loss of red blood cells reduces the efficacy of the transfusion unit, or our process requires changes in blood center or clinical regimens, potential customers may not adopt our red blood cell system, even if approved for commercial sale.

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

We understand that we will be required to obtain new PMAs in the U.S. and certain other in-country approvals for our INTERCEPT Blood System for Platelets and for Plasma with our new LED-based illuminator. We have filed a new PMA application for our INTERCEPT Blood System for Platelets and studies are underway to support the filing of a new PMA application for our INTERCEPT Blood System for Plasma. We understand that we will need to generate additional data in order for the FDA to consider our PMA application for use of the platelet system with the new LED-based illuminator which will delay our previous estimate of the timeline for an approval decision. If we are unable to generate the required data for new PMAs or if additional data is required, use of INTERCEPT in the United States will be limited to continued use with the existing illuminator until such data is obtained, of which we have a limited number of devices available for which we have a limited time that we can continue to support and maintain.

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

Should we obtain approval or a CE Certificate of Conformity for our red blood cell system, we will likely be required by regulators or Notified Bodies to collect additional data in patients receiving INTERCEPT-treated red blood cells. In addition, assuming approval or certification, we anticipate that we will be required to develop a registry of patients receiving INTERCEPT-treated red blood cells for future data collection and evaluation. To commence, enroll and complete such a registry, we may incur significant costs. Further, introducing and implementing use of such a registry may face data collection challenges or resistance from transfusing physicians, hospitals or patients. We may not be able to convince physicians, hospitals, or patients to participate in such a registry study without providing economic incentives for them or offering our products at prices below our costs. We cannot ensure that the data collected in such a registry would support continued use of INTERCEPT-treated red blood cells.

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

Any modifications to the platelet, plasma or cryoprecipitation systems could be determined to significantly affect their safety or effectiveness, including significant design and manufacturing changes, or determined to constitute a major change in their intended use, manufacture, design, components, or technology which would require approval of a new premarket approval application, or PMA, or PMA supplement. Further, any modification to our plasma system may have an impact on the cryoprecipitation system, which may similarly require approval of a new PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA Annual Report. The FDA requires every supplier to make this determination in the first instance, but the FDA may review any supplier’s decision. The FDA may not agree with our decisions regarding whether new submissions or approvals are necessary. Our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. If new regulatory approvals are required, this could delay or preclude our ability to market the modified system. For example, we have redesigned the illuminators used in the platelet and plasma systems and may need to further redesign the illuminator. We have filed a new PMA application for our INTERCEPT Blood System for Platelets and studies are underway to support the filing of a new PMA application for our INTERCEPT Blood System for Plasma. We understand that we will need to generate additional data in order for the FDA to consider our PMA application for use of the platelet system with the new LED based illuminator which will delay our previous estimate of the timeline for an approval decision. If we are unable to generate the required data for new PMAs, use of INTERCEPT in the United States will be limited to continued use with the existing illuminator, of which we have a limited number of devices available for which we have a limited time that we can continue to support and maintain.

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

We anticipate that a significant portion of the funding for the development of the red blood cell system in the United States will come from our agreements with BARDA. The original agreement that we entered into in 2016, or the 2016 Agreement, including its subsequent modifications, provides for reimbursement of certain expenses incurred by us for up to approximately $269.9 million to support the development of the red blood cell system. However, the 2016 Agreement with BARDA only reimburses certain specified development and clinical activities that have been authorized by BARDA pursuant to the base period and certain options of the 2016 Agreement and the potential exercise of subsequent option periods. As of September 30, 2026, the committed funding was $185.2 million under the base period of the 2016 Agreement and associated options. BARDA will no longer exercise any of the remaining options under the 2016 BARDA Agreement. In September 2024, we entered into a new agreement with BARDA, the 2024 Agreement, which included potential funding of up to approximately $188.4 million under a base period and subsequent option periods, similar to the 2016 Agreement. Our ability to add options and reimbursement to cover new activities or to access the full amount available under the 2024 Agreement is dependent on our success in completing required tasks under the base period and each option period, if and to the extent any option periods are exercised by BARDA, which it may do or not do in its sole discretion. In addition, BARDA is entitled to terminate either of our BARDA agreements for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. BARDA is also not obligated to fund any additional activities that may be required to meet licensure requirements. In July 2026, we entered into an amendment with BARDA to extend the 2016 BARDA Agreement until March 2027. Moreover, in July 2026, we entered into a modification with BARDA for the 2024 Agreement and increased our potential funding opportunity to up to $209.0 million and extended the agreement to expire in 2031. Under both BARDA agreements, activities covered under the base period and exercised option periods may ultimately take longer than is allowed or cost more than is covered by the respective BARDA agreements, and if we are unable to secure additional funding or allow for additional time for completion, we would have to bear the cost to complete the activities or terminate the activities before completion. In addition, should there be a temporary funding shortfall with any of the activities contemplated, we may need to cease, delay or defer completion of the activities until the funding shortfall is resolved, if ever. We are uncertain how future U.S. government budgets, executive actions, and debt ceiling negotiations will affect BARDA funding, nor are we certain how future U.S. government shutdowns will affect BARDA funding. We have hired and maintain staffing, as well as having entered into agreements with third parties to perform activities associated with our BARDA agreements. Should we be unable to fully utilize the personnel or third parties as planned, either because of BARDA funding or time limitations, or other reasons, we may be forced to bear costs that we had anticipated would be covered under our BARDA agreements. Moreover, the continuation of our BARDA agreements depends in large part on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. BARDA may suspend or terminate our agreements should we fail to achieve key milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols. Our ability to meet the expectations of BARDA under our agreements is largely dependent on our ability to attract, hire and retain personnel with competencies that are in short supply. In addition, in many instances we must identify third-party suppliers, negotiate terms acceptable to us and BARDA and ensure ongoing compliance by these suppliers with the obligations covered by our BARDA agreements. If we are unable to provide adequate supplier oversight or if suppliers are unable to comply with the requirements of the agreements, our ability to meet the anticipated milestones may be impaired.

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

We have entered into distribution agreements, generally on a geographically exclusive basis, with distributors in certain regions. We rely on these distributors to obtain and maintain any necessary in-country regulatory approvals, as well as market and sell the INTERCEPT Blood System, provide customer and technical product support, maintain inventories, and adhere to our quality system in all material respects, among other activities. Generally, our distribution agreements require distributors to purchase minimum quantities in a given year over the term of the agreement. Failure by our distributors to meet these minimum purchase obligations may adversely affect our financial condition and results of operations. In addition, failure by our distributors to provide an accurate forecast impacts our ability to predict the timing of product revenue and our ability to accurately forecast our product supply needs. While our contracts generally require distributors to exercise diligence, these distributors may fail to commercialize the INTERCEPT Blood System in their respective territories. For example, our distributors may fail to sell product inventory they have purchased from us to end customers or may sell competing products ahead of or in conjunction with INTERCEPT. In addition, initial purchases of illuminators or INTERCEPT disposable kits by these third parties may not lead to follow-on purchases of platelet and plasma systems’ disposable kits. We have a finite number of illuminators under the current approved configuration before a redesigned and approved illuminator is available in the U.S. Our ability to continue to support and provide spare parts for the existing illuminators is limited. Accordingly, distributors may need to purchase and either sell or own an equivalent number of new LED-based illuminators that are used in their geographies in order to continue servicing their customers. Distributors may be unable to afford to purchase the required number of illuminators to service their market, which may require them to secure outside financing or require us to provide financing, or they may choose to no longer sell INTERCEPT to customers in their geographies. Agreements with our distributors typically require the distributor to maintain quality standards that are compliant with standards generally accepted for medical devices. We may be unable to ensure that our distributors are compliant with such standards. Further, we have limited visibility into the identity and requirements of blood banking customers these distributors may have. Accordingly, we may be unable to ensure our distributors properly maintain illuminators sold or provide quality technical services to the blood banking customers to which they sell.

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

We do not own our own manufacturing facilities, but rather manufacture our products using a number of third-party suppliers, many of whom are our sole suppliers for the particular product or component that we procure. We rely on various contracts and our relationships with these suppliers to ensure that the sourced products are manufactured in sufficient quantities, timely, to our exact specifications and at prices we agree upon with the supplier. For example, Fresenius is our sole supplier for the manufacture of finished disposable kits for the platelet and plasma systems. We also rely on other third-party suppliers for other components and products that are currently our sole qualified suppliers for such components and products. In the event Fresenius or any of our other sole qualified suppliers refuses or is unable to continue operating under our supply agreements with them, or do not renew their supplier agreement, we may be unable to maintain inventory levels or otherwise meet customer demand, and our business and operating results would be materially and adversely affected. Fresenius may have financial constraints or impose additional financial conditions on us. We may also encounter unforeseen manufacturing difficulties which, at a minimum, may lead to higher than anticipated costs, scrap rates, or delays in manufacturing products. In addition, our product supply chain requires us to purchase certain components in minimum quantities or make last time purchases of obsolete components and may result in a production cycle of more than one year. Significant disruptions to any of the steps in our supply chain process may result in longer productions cycles which could lead to inefficient use of cash or may impair our ability to supply customers with product. Moreover, the price that we pay to some of our suppliers is dependent on the volume of products or components that we order. If we are unable to meet the volume tiers that afford the most favorable pricing, our gross margins will be negatively impacted. Furthermore, many of our supply agreements contain provisions which adjust pricing based on price indices. During inflationary periods, the price of our products, therefore, may increase which may be harmful to our results of operations.

Facilities at which the INTERCEPT Blood System or its components are manufactured may cease operations for planned or unplanned reasons or may unilaterally change the formulations of certain commercially available reagents that we use, causing at least temporary interruptions in supply. Certain equipment used by manufacturing partners are only used to manufacture our products and are significantly aged and maintained by a limited number of vendors. Should our partners be unable to service and maintain this equipment, production volume and quality of our products may be limited. Furthermore, suppliers producing third-party components which are used by our customers and are compatible for use in combination with our products may not be available for a variety of reasons, including manufacturing problems, regulatory delays or audit deficiencies. Should that happen, customers may not be able to use our product with alternate components for which our products are compatible, which in turn, may damage our business. In addition, we may need to identify, validate and qualify additional manufacturing capacity with existing or new suppliers. Further, customer demand for our platelet kits is likely to fully utilize the production capacity of our third-party manufacturer(s). Under the terms of our 2022 Agreement, Fresenius will expand manufacturing of the components and disposable sets to multiple production facilities, following qualification and licensure of such additional facilities. In certain instances, Fresenius has experienced delays and may continue experiencing further delays in the qualification and licensure for its new production facilities, which may adversely impact our ability to continue to grow the platelet and plasma business. Furthermore, continued delays may not result in a favorable return on invested capital, may result in higher costs for both Fresenius and us and may precipitate discussions about the long-term viability of our relationship with Fresenius. Moreover, chronic or excessively long delays may render initiatives obsolete if or when they are completed and validated. Even a temporary failure to supply adequate numbers of INTERCEPT Blood System components may cause an irreparable loss of customer goodwill and potentially irreversible loss of momentum in the marketplace. Although we are actively evaluating alternate suppliers and have made and plan to continue making capital investments to operationalize additional sites within and outside of our existing supplier’s networks for certain components and finished kits, we do not have qualified additional sites or suppliers or capacity beyond those on which we currently rely, and we understand that Fresenius relies substantially on sole suppliers of certain materials for our products. In addition, suppliers from whom our contract manufacturers source components and raw materials may cease production or supply of those components to our contract manufacturers. Identification and qualification of alternate suppliers is time consuming and costly, and there can be no assurance that we will be able to demonstrate equivalency of alternate components or suppliers or that we will receive regulatory approval in the U.S. or other jurisdictions. If we conclude that supply of the INTERCEPT Blood System or components from suppliers is uncertain, we may choose to build and maintain inventories of raw materials, work-in-process components, or finished goods, which would consume capital resources faster than we anticipate and may cause our supply chain to be less efficient.

We can no longer build our first generation illuminator due to obsolescence of certain components. We have developed a new illuminator which, though we have received a CE Certificate of Conformity under the MDR and affixed the CE Mark, may take an extended period of time to obtain wide-spread regulatory approval in regions that do not recognize the CE Mark, such as Germany. Novel product launches are susceptible to unknown risks and failures identified after they are commercially launched. Should we be unable to timely, cost effectively or sufficiently resolve any known or to be identified issues with new products, including the new LED-based illuminator, our market uptake may be impaired and we would need to service accounts with the first generation illuminator. Until such time as we obtain wide-spread approval for the new LED-based illuminator, if ever, the demand for illuminators may be higher than the remaining number of illuminators in inventory, resulting in possible customer allocations or loss of sales. We may seek to obtain regulatory approval in certain geographies with the current model illuminator prior to the new model illuminator becoming available. Should regulators require cybersecurity safeguards of the current model illuminator, we may be unable to satisfy such requirements. We anticipate that we will need to continue investing in subsequent versions of the illuminator to enhance functionality and manage obsolescence. We and our customers rely on the availability of spare parts and replacement components to ensure that customer platelet and plasma production is not interrupted. If we are not able to supply spare parts or replace components during the maintenance of customer illuminators, our ability to keep existing customers, increase production for existing customers or sign up new customers may be negatively impacted. We understand that components used in the currently approved illuminator design are no longer commercially available beyond what we have stockpiled or to which we have access under final buy transactions or may become unavailable in the current specifications in the near-term. As components become unavailable or obsolete, we may be required to identify and qualify replacement components for the current model illuminator and in doing so, we may be required to conduct additional studies, which could include clinical trials to demonstrate equivalency or validate any required design or component changes. In addition, our illuminators contain embedded proprietary software that runs on software code we have developed and that we own. Changes to certain components due to obsolescence, software bugs or performance issues, illuminator redesign or market demand, may require us to modify the existing software code or to develop new illuminator software. Our ability to develop new illuminator software, correct coding flaws and generally maintain the software code is reliant on third-party contractors who, in some cases, have sole knowledge of the software code. Our ability to develop and maintain the illuminator software may be impaired if we are not able to continue contracting with those key third-party contracted developers or if we are unable to source alternate employees or consultants to do so.

We have signed an agreement with a supplier to produce the new LED-based illuminator. Some of the new components require long order lead times and have required that we procure the components in advance of receiving regulatory approval in order to satisfy demand for our products. While we have received a CE Certificate of Conformity under the MDR and affixed the CE Mark to the new LED-based illuminator, until we obtain all required in-country regulatory approvals, sales of illuminators will be limited to the quantity of the current model illuminator that we have on hand in regions that do not recognize the CE Mark. Furthermore, our ability to maintain the existing installed base of current model of illuminators is limited, in some cases, to the existing stockpiled components that we have on hand and our ability to calibrate light dose on such illuminators is limited to maintaining the bulbs required to operate a calibration station and external radiometers. Any failure to, or delays in, receiving regulatory approvals for the new LED-based illuminator, or increased costs associated with mitigating any such delays, could materially and adversely affect our business, financial condition, results of operations and growth prospects and impair our sales and ability to penetrate new markets. Our inability to efficiently and timely convert the existing illuminators in the field to the new illuminator, could negatively impact our ability to maintain the existing installed base.

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

Should these projects experience chronic or excessively long delays, we or our suppliers may abandon the project which could require a potential write-down of the invested capitalized expenditures. Furthermore, even if these projects result in lower overall manufacturing costs, they may increase the investment in working capital that we maintain which may consume additional cash resources. In the event that alternate manufacturers or alternate manufacturing sites are identified and qualified, we will need to transfer know-how relevant to the manufacture of the INTERCEPT Blood System to such alternate manufacturers and manufacturing sites; however, certain of our supplier’s materials, manufacturing processes and methods are proprietary to them, which will impair our ability to establish alternate sources of supply, even if we are required to do so as a condition of regulatory approval. We may be unable to establish alternate suppliers without having to redesign certain elements of the platelet and plasma systems. Such redesign may be costly, time consuming and require further regulatory review and approvals. We may be unable to identify, select, and qualify such manufacturers or those third parties able to provide support for development and testing activities on a timely basis or enter into contracts with them on reasonable terms, if at all. Furthermore, in order to gain access to certain markets, local or regional manufacturing may be required for certain production aspects of our products. Such requirements will require additional oversight from a quality and supply chain perspective and will potentially dilute any economies of scale we would have otherwise been able to generate from existing supplier sites.

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

Until we sell sufficient INTERCEPT Blood System for Cryoprecipitation kits to blood center organizations or expand the number of blood centers producing IFC that have obtained BLAs, our IFC sales will be limited. Additionally, because IFC are products derived from our INTERCEPT Blood System for plasma, any supply disruptions or failures that could impact our plasma system will have a negative direct impact on the production of IFC. The pricing for plasma derived products has become increasingly competitive and has placed a strain on the availability of plasma for production of IFC. Should this constraint escalate or be prolonged, blood centers producing IFC may experience cost increases, or may be unable to meet the demand of their customers. Should that occur, the dependability of a consistent supply may be called into question and customers and prospective customers may choose not to use IFC, which would have a negative impact on our product revenue.

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

As a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and the threat of potential new or increased tariffs and escalating trade tensions, and other factors including past and potential future U.S. bank failures, we do not know whether additional capital will be available when needed, or that, if available, whether we will be able to obtain additional capital on reasonable terms. Specifically, monetary policies of many countries, as well as recent bank failures, have significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. As a result of prior stimulus programs, the U.S. and many countries have experienced an inflationary environment. The Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel, and Iran have created extreme volatility in the global credit and financial markets and have had and may continue to have further global economic pressures and increase global recession risk. Moreover, the Russia-Ukraine military conflict has had and may continue to have a negative impact on platelet kit sales volumes in EMEA. The U.S. Federal Reserve has raised, and may again raise, interest rates, in response to concerns about inflation. Moreover, the U.S. Federal Reserve may not lower interest rates, which in turn could negatively impact equity values, including the value of our common stock. Furthermore, our vendors and suppliers may raise prices in an inflationary environment, costs to transport our products may increase and access to timely shipping may be limited. In addition, certain components and values of our products are subject to import tariffs which raises our overall cost of goods sold. We may not be able to offset price increases from vendors or the impact of tariffs with price increases to customers at sufficient levels, if at all, which would harm our results of operations. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. In addition, we may need to obtain additional funds to complete development activities for the red blood cell system necessary to obtain CE Certificates of Conformity in the EU, if costs are higher than anticipated or we encounter further delays. In this regard, our product development costs not reimbursed by our BARDA agreements will be prolonged in connection with our failure to obtain a CE Certificate of Conformity following successful completion of our MDR application and our submission of a new MDR application. Development costs not covered by our BARDA agreements may increase if existing clinical data is insufficient for us to potentially obtain approval of such new application. We may need to obtain additional funding to conduct additional randomized controlled clinical trials for existing or new products, particularly if we are unable to access any additional portions of the funding contemplated by our government contracts, and we may choose to defer such activities until we can obtain sufficient additional funding or, at such time, our existing operations provide sufficient cash flow to conduct these trials.

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

As of September 30, 2026, our total indebtedness under our Term Loan Credit Agreement and Revolving Loan Credit Agreement was approximately $63.4 million. All of our current and future assets, except for intellectual property and certain investments in subsidiaries and affiliates, are secured for our borrowings under the Term Loan Credit Agreement and Revolving Loan Credit Agreement. The Term Loan Credit Agreement and Revolving Loan Credit Agreement require that we comply with certain covenants applicable to us and our subsidiary, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement. In addition, our failure to comply with certain financial covenants could result in the lenders obtaining a security interest in our intellectual property. If we are unable to repay those amounts, the lenders under the Term Loan Credit Agreement or the Revolving Loan Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these or certain other covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose an exit fee of a percentage of the amount borrowed pursuant to the Term Loan Credit Agreement. We will be required to make principal payments beginning in June 2030 until May 2031, if not repaid sooner.

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

We will need to maintain and may need to increase our competence and size in a number of functions, including sales, deployment and product support, marketing, regulatory, inventory and logistics, customer service, credit and collections, risk management, and quality assurance systems in order to successfully support our commercialization activities in all of the jurisdictions we currently sell and market, or anticipate selling and marketing, our products. Many of these competencies require compliance with U.S., EU, South American, Asian and local standards and practices, including regulatory, legal and tax requirements, some of which we have limited experience. In this regard, should we obtain regulatory approval in an increased number of geographies, we will need to ensure that we maintain a sufficient number of personnel or develop new business processes to ensure ongoing compliance with the multitude of regulatory requirements in those territories. Hiring, training and retaining new personnel is costly, time consuming and distracting to existing employees and management. Currently, we, third-party suppliers and vendors and customers are experiencing an extremely tight labor market exacerbating our ability to attract and retain talent. Furthermore, a significant component of our employee compensation and retention practice involves stock-based compensation. Given the pull back in our stock price, key talent may not find our stock-based compensation to be a compelling reason to join or stay employed at Cerus or may result in elevated dilution to shareholders. We have limited experience operating on a global scale and we may be unsuccessful complying with the variety and complexity of laws and regulations in a timely manner, if at all. In addition, in some cases, the cost of obtaining approval and maintaining compliance with certain regulations and laws may exceed the product revenue that we recognize from such a territory, which would adversely affect our results of operations and could adversely affect our financial condition. Furthermore, we may choose to seek alternative ways to sell or treat blood components with our products. These may include new business models, which may include selling kits to blood centers, performing inactivation ourselves, staffing blood centers or selling services or other business model changes. We have no experience with these types of business models, or the regulatory requirements or licenses needed to pursue such new business models. We cannot provide assurance that we will pursue such business models or if we do, that we will be successful. For example, in early 2021, we formed a joint venture with a Chinese entity with the intent to develop and commercialize blood transfusion products to enhance blood safety in the People’s Republic of China. Our involvement in the joint venture may be a distraction for our management and impair our ability to successfully and timely manage our other operations. Additionally, the operations of the joint venture may require future capital infusion from us and we may never see a return from our investment in the joint venture.

Adverse market and economic conditions may exacerbate certain risks affecting our business.

Sales of our products are dependent on purchasing decisions of availability of public funding, and/or reimbursement from government health administration authorities, distribution partners and other organizations. As a result of adverse conditions affecting the global economy and credit and financial markets, disruptions due to political instability, terrorist attacks or war, economies and currencies largely affected by declining commodity prices, inflationary pressures, import tariffs, or otherwise, these organizations may defer purchases, may be unable to satisfy their purchasing or reimbursement obligations, or may delay payment for the INTERCEPT Blood System, and of which could adversely affect our business, financial condition, results of operations and growth prospects.

In the past, a meaningful amount of our product revenue has come from sales to distributors for the Russian and CIS country markets, as well as Middle Eastern markets. While we believe that all patients wanting access to INTERCEPT-treated blood components should have access, Russia’s ongoing war against Ukraine and the elevated U.S. and EU sanctions imposed against Russia and Belarus has made servicing our distributors in Russia and Belarus more difficult. Our distributors and the accounts to which they sell in Russia are facing economic challenges which has in the past and may continue to result in reduced sales in Russia. Additionally, the conflict involving the U.S., Israel, and Iran may affect our business. See “–Our manufacturing supply chain exposes us to significant risks.” Weakness and/or instability in worldwide oil demand and/or prices, civil, political and economic disturbances and any potential spillover effect may have a negative impact on markets that we service.

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

Additionally, all of the employees of our subsidiary, Cerus Europe B.V., are employed outside the U.S., including in France, where labor and employment laws are relatively stringent and, in many cases, grant significant job protection to certain employees, including rights on termination of employment. In addition, one of our manufacturing partners that we are dependent on is located in France and may have employees that are members of unions or represented by a works council as required by law. These more stringent labor and employment laws to the extent that they are applicable, coupled with the requirement to consult with the relevant unions or works’ councils, could increase our operational costs with respect to our own employees and could result in passed through operational costs by our manufacturing partner. Recent developments concerning France’s debt crisis, budget deficits, and political instability could lead to strikes, labor unrest, or other workforce disruptions affecting our European subsidiary or manufacturing partners. These conditions could also lead to economic instability elsewhere in the Eurozone, which could negatively impact our operating and financing costs and disrupt the operations of our subsidiary, manufacturing partners, and customers. If the increased operational costs become significant, our business, financial condition and results of operations could be adversely impacted, perhaps materially.

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

The market price for our common stock has varied between a high of $3.28 on July 6, 2026, and a low of $1.69 on March 13, 2026, in the nine months ended September 30, 2026. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.2 (1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.3 (4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.4 (5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cerus Corporation.

3.5 (2)	Amended and Restated Bylaws of Cerus Corporation.

4.1 (3)	Specimen Stock Certificate (see Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on January 8, 1997).

10.1(6)	Amendment, dated July 6, 2026, to Letter Agreement, dated May 12, 2011, between Cerus Corporation and William Greenman.

31.1	Certification of the Principal Executive Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Cerus Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (7)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

(6) Incorporated by reference to the like-described exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-21937), filed with the SEC on July 10, 2026.

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

CERUS CORPORATION

Date: November 2, 2026	/s/ Kevin D. Green
Kevin D. Green
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)